Form 10-Q
period 1995-04-01
TASTY BAKING CO
filed 1995-05-16
CIK 96412

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirteen weeks ended April 1, 1995
                                      or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


Commission File Number 1-5084


                             TASTY BAKING COMPANY
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                  23-1145880
     (State of Incorporation)               (IRS Employer Identification Number)

     2801 Hunting Park Avenue
     Philadelphia, Pennsylvania                           19129
     (Address of principal executive offices)           (Zip Code)

     Telephone:  215-221-8500
     (Registrant's Telephone Number, including area code)



                                    N O N E
- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES  X    NO    .
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at April 1, 1995
          -----                                     ----------------------------

Common stock, par value $.50                               6,134,402 shares



Index of exhibits is located on page 8 of 9.

                                     1 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARY
                      -----------------------------------


                                     INDEX
                                     -----



                                                                     Page Number
                                                                     -----------
Part I - Financial Information


      Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets -
        April 1, 1995 and December 31, 1994                               3

      Consolidated Condensed Statements of Operations -
        13 weeks Ended April 1, 1995 and April 2, 1994                    4

      Consolidated Condensed Statements of Cash Flows -
        13 Weeks Ended April 1, 1995 and April 2, 1994                    5

      Notes to Consolidated Condensed Financial Statements                6

      Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     7


Part II - Other Information


      Item 6.  Exhibits and Reports on Form 8-K                           8

      Signatures                                                          9

                                     2 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARY
                      -----------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 (unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              April 1,      Dec. 31,
                                                1995          1994
                                            ------------  ------------
Current assets:
  Cash                                      $    282,190  $    147,251

  Accounts and notes receivable,
    net of allowance for doubtful accounts    21,088,385    17,574,423

  Inventories:
    Raw materials                              1,514,282     1,657,926
    Work in progress                             735,214       633,909
    Finished goods                               520,189       645,225
                                            ------------  ------------

                                               2,769,685     2,937,060
                                            ------------  ------------

  Deferred income taxes,
    prepayments and other                      4,121,668     3,681,528
                                            ------------  ------------

    Total current assets                      28,261,928    24,340,262
                                            ------------  ------------

Property, plant and equipment                123,399,682   122,001,864

  Less accumulated depreciation               85,933,801    84,063,636
                                            ------------  ------------

                                              37,465,881    37,938,228
                                            ------------  ------------


Long-term receivables                         10,929,883    10,872,115
                                            ------------  ------------

Deferred income taxes                         10,608,205    10,830,705
                                            ------------  ------------

Other assets and deferred charges              3,072,914     3,155,286
                                            ------------  ------------

Total assets                                $ 90,338,811  $ 87,136,596
                                            ============  ============

                                              April 1,      Dec. 31,
                                                1995          1994
                                             -----------   -----------
Current liabilities:
  Current portion of long-term debt          $   222,831   $   222,831
  Current obligations under capital leases       470,077       455,712
  Notes payable, banks                         1,300,000     1,800,000
  Accounts payable                             5,793,454     4,075,343
  Accrued liabilities                          4,829,269     4,552,843
  Accrued income taxes                         1,579,257       893,111
                                             -----------   -----------

    Total current liabilities                 14,194,888    11,999,840
                                             -----------   -----------

Long-term debt, less
  current portion                              5,295,190     5,349,558
                                             -----------   -----------

Long-term obligations under capital
  leases, less current portion                 2,047,837     2,166,293
                                             -----------   -----------


Deferred income                                2,793,083     3,271,268
                                             -----------   -----------

Accrued pensions and other
  liabilities                                 12,093,619    11,691,444
                                             -----------   -----------

Postretirement benefits
  other than pensions                         19,819,176    19,707,364
                                             -----------   -----------

  SHAREHOLDERS' EQUITY
  --------------------

Common stock                                   3,644,544     3,644,544
Capital in excess of par value of stock       29,175,510    29,175,510
Retained earnings                             18,340,597    17,228,764
                                             -----------   -----------
                                              51,160,651    50,048,818
Less:
  Treasury stock, at cost                     16,614,192    16,601,793
  Management Stock Purchase Plan
    receivables and deferrals                    451,441       496,196
                                             -----------   -----------

                                              34,095,018    32,950,829
                                             -----------   -----------

Total liabilities and
  shareholders' equity                       $90,338,811   $87,136,596
                                             ===========   ===========

    See accompanying notes to consolidated condensed financial statements.

                                     3 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARY
                      -----------------------------------


                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                For the 13 Weeks Ended
                                                ----------------------

                                                04/01/95      04/02/94
                                                --------      --------
Net Sales                                     $37,064,267   $37,068,932

Costs and expenses:
  Cost of sales                                23,153,106    22,205,867

  Depreciation                                  1,884,144     1,789,585

  Selling, general and administrative           9,370,648    10,521,813

  Interest expense                                164,908       174,995

  Other income, net                              (907,545)     (826,608)
                                              -----------   -----------

                                               33,665,261    33,865,652
                                              -----------   -----------


Income before provision for income taxes        3,399,006     3,203,280

Provision for income taxes                      1,428,130     1,294,716
                                              -----------   -----------

Net income                                    $ 1,970,876   $ 1,908,564
                                              ===========   ===========

Average common shares outstanding               6,148,975     6,137,911



Per share of common stock:

  Net income                                         $.32          $.31
                                                     ====          ====

  Cash dividend                                      $.14          $.13
                                                     ====          ====

    See accompanying notes to consolidated condensed financial statements.

                                     4 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARY
                      -----------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                        For the 13 Weeks Ended
                                                        ----------------------

                                                        04/01/95      04/02/94
                                                        --------      --------
Cash flows from (used for) operating activities
  Net income                                          $ 1,970,876   $ 1,908,564
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        1,884,144     1,789,585
    Amortization                                           13,614        15,610
    Deferred taxes                                        222,500       199,138
    Other                                                  82,648       631,537
  Changes in assets and liabilities affecting
   operations                                          (1,106,044)   (2,380,486)
                                                      -----------   -----------

  Net cash from operating activities                    3,067,738     2,163,948
                                                      -----------   -----------

Cash flows from (used for) investing activities
    Proceeds from owner/operator's loan repayments        924,200       968,894
    Purchase of property, plant and equipment          (1,411,797)   (1,154,971)
    Loans to owner/operators                             (981,968)     (988,574)
    Other                                                  54,268        20,558
                                                      -----------   -----------

    Net cash used for investing activities             (1,415,297)   (1,154,093)
                                                      -----------   -----------

Cash flows used for financing activities
    Dividends paid                                       (859,043)     (797,738)
    Payment of long-term debt                            (158,459)     (190,297)
    Net decrease in short-term debt                      (500,000)     (100,000)
                                                      -----------   -----------

    Net cash used for financing activities             (1,517,502)   (1,088,035)
                                                      -----------   -----------

  Net increase (decrease) in cash                         134,939       (78,180)

  Cash, beginning of year                                 147,251       141,026
                                                      -----------   -----------

  Cash, end of period                                 $   282,190   $    62,846
                                                      ===========   ===========

  Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $   161,573   $   215,962
                                                      ===========   ===========
    Income taxes                                      $   519,742   $   281,895
                                                      ===========   ===========

    See accompanying notes to consolidated condensed financial statements.

                                     5 of 9

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of April 1, 1995 and December 31, 1994 and the results of its operations for the 13 weeks ended April 1, 1995 and April 2, 1994 and cash flows for the 13 weeks ended April 1, 1995 and April 2, 1994. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1994 Annual Report to Shareholders.

2. The results of operations for the 13 weeks ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the 13 weeks ended April 1, 1995 and April 2, 1994, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

4. Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter.

                                     6 of 9

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

For the first quarter of 1995, the company realized net income of $1,970,876 versus $1,908,564 for the first quarter of 1994. Net income per share increased 3% to $.32 from $.31 per share for the comparable quarter of 1994.

Net sales for the first quarter of 1995 were $37,064,267 versus $37,068,932 for the comparable period in 1994. Unit sales also remained relatively unchanged as the company encountered heavy competitive promotional activity and market conditions that were less favorable than anticipated.

Cost of sales in the first quarter of 1995 increased by 4.3% over the first quarter of 1994 due to higher ingredient and packaging costs. In addition, 1995 cost of sales includes approximately $797,000 of shipping case costs. In 1994, shipping case costs of approximately $695,000 are reflected in operating expenses. This change in classification was done as a result of a change in operating policy that treats shipping cases as completely disposable items.

Depreciation expense increased in the first quarter of 1995 by 5.3% over the first quarter of 1994 due to the installation of new electrical transformers and the completion of a new telephone system in the fourth quarter of 1994.

The decrease in interest expense for the first quarter of 1995 versus the first quarter of 1994 was the result of lower average borrowing levels.

The effective tax rates on net income for the quarters ended April 1, 1995 and April 2, 1994 were 42.0% and 40.4%, which compares to a federal statutory rate of 34.0%. The principle reason for the difference between the effective rates and the statutory rate in 1995 and 1994 was the effect of state income taxes.

Financial Condition
- -------------------

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow form operations during periods of cyclical shortages.

For the 13 weeks ended April 1, 1995, net cash from operating activities increased by $903,790 to $3,067,738 from $2,163,948 for the same period in 1994. Net cash from operating activities for the quarter ended April 1, 1995 was positively impacted by changes in working capital, depreciation and net income relative to the comparable quarter in 1994.

Net cash used for investing activities increased by $261,204 over the comparable quarter in 1994 principally from expenditures on property, plant and equipment. Net cash used for financing activities increased by $429,467 relative to the same period in 1994. This increase is primarily the result of a further reduction in short-term debt of $400,000 and an increase in dividend payments of $61,305 relative to the prior year.

For the remainder of 1995 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                                     7 of 9

Item 6.  Exhibits and Reports on Form 8-K.


      (a)  Exhibits:  Exhibit 27 Financial Data Schedule

      (b)  Reports on Form 8-K

           The registrant did not file a report on Form 8-K during the thirteen weeks ended April 1, 1995.


                                 Exhibit Index
                                 -------------

                      Exhibit 27 Financial Data Schedule

                                    8 of 9

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TASTY BAKING COMPANY
                                    --------------------------------------------
                                                     (Registrant)



  Date:    May 15, 1995
        ------------------          --------------------------------------------
                                                 John M. Pettine
                                                Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                     9 of 9