Form 10-Q
period 1995-07-01
TASTY BAKING CO
filed 1995-08-15
CIK 96412

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q




(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twenty-six weeks ended July 1, 1995
                                       or

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



                                      N O N E
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES  _X_    NO ___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at July 1, 1995

Common stock, par value $.50                        6,136,652 shares



Index of exhibits is located on page 8 of 9.

                      TASTY BAKING COMPANY AND SUBSIDIARY


                                     INDEX



                                                                     Page Number
Part I - Financial Information


         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           July 1, 1995 and December 31, 1994 .............................3

         Consolidated Condensed Statements of Operations -
           13 weeks and 26 Weeks Ended July 1, 1995
           and July 2, 1994 ...............................................4

         Consolidated Condensed Statements of Cash Flows -
           26 Weeks Ended July 1, 1995 and July 2, 1994 ...................5

         Notes to Consolidated Condensed Financial Statements .............6

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................7


Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K ........................8

         Signatures .......................................................9

                      TASTY BAKING COMPANY AND SUBSIDIARY
PART I - FINANCIAL INFORMATION           CONSOLIDATED CONDENSED BALANCE SHEETS
ITEM 1.  FINANCIAL STATEMENTS

                                               July 1,         Dec. 31
                                                1995            1994
                                             (unaudited)
Current assets:
   Cash                                      $     63,306    $    147,251
  Accounts and notes receivable,
    net of allowance for
    doubtful accounts                          19,478,014      17,574,423

  Inventories:
    Raw materials                               1,622,760       1,657,926
    Work in progress                              606,836         633,909
    Finished goods                                688,110         645,225
                                             ------------    ------------
                                                2,917,706       2,937,060
                                             ------------    ------------
  Deferred income taxes,
    prepayments and other                       4,227,842       3,681,528
                                             ------------    ------------
    Total current assets                       26,686,868      24,340,262
                                             ------------    ------------
Property, plant and equipment                 124,226,856     122,001,864

  Less accumulated depreciation                87,634,087      84,063,636
                                             ------------    ------------
                                               36,592,769      37,938,228
                                             ------------    ------------

Long-term receivables                          10,986,348      10,872,115
                                             ------------    ------------
Deferred income taxes                          10,385,706      10,830,705
                                             ------------    ------------
Other assets and deferred charges               3,054,553       3,155,286
                                             ------------    ------------

Total assets                                 $ 87,706,244    $ 87,136,596
                                             ============    ============

                                                July 1,        Dec. 31,
                                                  1995           1994
                                              (unaudited)
Current liabilities:
  Current portion of long-term debt          $    222,831    $    222,831
  Current obligations under capital leases        484,442         455,712
  Notes payable, banks                            200,000       1,800,000
  Accounts payable                              4,762,561       4,075,343
  Accrued liabilities                           5,788,059       4,552,843
  Accrued income taxes                           (206,826)        893,111
                                             ------------    ------------
    Total current liabilities                  11,251,067      11,999,840
                                             ------------    ------------
Long-term debt, less
  current portion                               5,239,938       5,349,558
                                             ------------    ------------
Long-term obligations under capital
  leases, less current portion                  1,916,780       2,166,293
                                             ------------    ------------
Deferred income                                 2,317,612       3,271,268
                                             ------------    ------------
Accrued pensions and other
  liabilities                                  12,536,582      11,691,444
                                             ------------    ------------
Postretirement benefits
  other than pensions                          19,956,694      19,707,364
                                             ------------    ------------
  SHAREHOLDERS' EQUITY

Common stock                                    3,644,544       3,644,544
Capital in excess of par value stock           29,191,309      29,175,510
Retained earnings                              18,708,312      17,228,764
                                             ------------    ------------
                                               51,544,165      50,048,818
Less:
  Treasury stock, at cost                      16,601,004      16,601,793
  Management Stock Purchase Plan
    receivables and deferrals                     455,590         496,196
                                             ------------    ------------
                                               34,487,571      32,950,829
                                             ------------    ------------
Total liabilities and
  shareholders' equity                       $ 87,706,244    $ 87,136,596
                                             ============    ============

     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the 13 Weeks Ended        For the 26 Weeks Ended
                                                ----------------------        ----------------------
                                              7/01/95         7/02/94         7/01/95         7/02/94

Net Sales                                  $ 36,656,188    $ 36,081,956    $ 73,720,455    $ 73,150,888
Costs and expenses:
  Cost of sales                              23,016,442      21,645,455      46,169,548      43,851,322
  Depreciation                                1,825,788       1,781,813       3,709,932       3,571,398
  Selling, general and administrative         9,523,043      10,423,837      18,893,691      20,945,650
  Severance and restructure charges             950,000       1,240,000         950,000       1,240,000
  Interest expense                              154,159         193,178         319,067         368,173
  Other income, net                            (929,124)       (840,626)     (1,836,669)     (1,667,234)
                                           ------------    ------------    ------------    ------------
                                             34,540,308      34,443,657      68,205,569      68,309,309
                                           ------------    ------------    ------------    ------------

Income before provision for income taxes      2,115,880       1,638,299       5,514,886       4,841,579

Provision for income taxes                      889,034         636,976       2,317,164       1,931,692
                                           ------------    ------------    ------------    ------------

Net income                                 $  1,226,846    $  1,001,323    $  3,197,722    $  2,909,887
                                           ============    ============    ============    ============

Average common shares outstanding             6,139,918       6,141,989       6,143,967       6,147,466

Per share of common stock:
  Net income                                      $ .20           $ .16           $ .52           $ .47
                                                  =====           =====           =====           =====

  Cash dividend                                   $ .14           $ .13           $ .28           $ .26
                                                  =====           =====           =====           =====



     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             For the 26 Weeks Ended

                                                            07/01/95        07/02/94
Cash flows from (used for) operating activities

Net income                                                 $ 3,197,722    $ 2,909,887
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                             3,709,932      3,571,398
    Amortization                                                26,943         31,334
    Deferred taxes                                             444,999        398,276
    Other                                                      199,202        198,658
  Changes in assets and liabilities affecting operations    (1,608,054)      (826,468)
                                                           -----------    -----------

  Net cash from operating activities                         5,970,744      6,283,085
                                                           -----------    -----------

Cash flows from (used for) investing activities

    Proceeds from owner/operator's loan repayments           1,993,905      1,415,005
    Purchase of property, plant and equipment               (2,364,473)    (2,258,957)
    Loans to owner/operators                                (2,108,138)    (1,863,102)
    Other                                                       72,594        (26,826)
                                                           -----------    -----------

    Net cash used for investing activities                  (2,406,112)    (2,733,880)
                                                           -----------    -----------

Cash flows used for financing activities

    Dividends paid                                          (1,718,174)    (1,595,549)
    Payment of long-term debt                                 (330,403)      (873,934)
    Net decrease in short-term debt                         (1,600,000)    (1,100,000)
                                                           -----------    -----------

    Net cash used for financing activities                  (3,648,577)    (3,569,483)
                                                           -----------    -----------

  Net decrease in cash                                         (83,945)       (20,278)

  Cash, beginning of year                                  $   147,251    $   141,026
                                                           -----------    -----------

  Cash, end of period                                      $    63,306    $   120,748
                                                           ===========    ===========

  Supplemental Cash Flow Information:
  Cash paid during the period for:

    Interest                                               $   292,525    $   324,126
                                                           ===========    ===========
    Income taxes                                           $ 2,972,067    $ 2,189,695
                                                           ===========    ===========




     See accompanying notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Severance and Restructure Charges - In the second quarter of 1995, the company incurred severance costs of $950,000 resulting in a charge to net income of $550,000 or $.09 per share after related tax benefit. The severance charge resulted from changes in certain management positions during the second quarter of 1995. The management positions were established in connection with a Restructuring Program (the Program) implemented in 1994.


     In the second quarter of 1994, the Company completed the Program. The Program was designed to enhance overall competitiveness, productivity and efficiency in a highly competitive marketplace. The program resulted in a charge against second quarter 1994 earnings of $1,240,000 which had an after-tax effect of $719,200 or $.12 per share. Included in this charge were the costs associated with workforce reductions and realignments, and severance pay.

2. Interim Financial Information - In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 1, 1995, and December 31, 1994 and the results of its operations for the thirteen and twenty-six weeks ended July 1, 1995 and July 2, 1994 and cash flows for the twenty-six weeks ended July 1, 1995 and July 2, 1994. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1994 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

     Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended July 1, 1995 and July 2, 1994, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

3. Earnings Per Share - Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the second quarter of 1995, the company realized net income of $1,226,846 versus $1,001,323 for the second quarter of 1994. Included in the results were a severance charge in the second quarter of 1995 of $950,000 and a restructure charge in the second quarter of 1994 of $1,240,000 which, after related tax benefits, reduced net income by $550,000 or $.09 per share and $719,200 or $.12 per share, respectively. On a comparable operating basis, before the net effect of the severance and restructure charges, net income increased to $1,776,846 or $.29 per share from $1,720,523 or $.28 per share in 1994, increases of 3% and 4%, respectively.

For the twenty-six weeks ended July 1, 1995, the company realized net income of $3,197,722 or $.52 per share versus $2,909,887 or $.47 per share for the comparable period in 1994. On a comparable operating basis, before the net effect of severance and restructure charges, net income increased to $3,747,722 or $.61 per share in 1995 from $3,629,087 or $.59 per share in 1994, representing an increase of 3%.

The severance charge in 1995 resulted from changes in certain management positions during the second quarter of 1995. The management positions were established in connection with a restructuring program implemented in 1994. The restructure charge in 1994 reflects the costs associated with this restructuring program, which realigned departments and responsibilities in every area within the company to enhance productivity and efficiency.

Net sales for the second quarter of 1995 were $36,656,188 versus $36,081,956 for the comparable period in 1994. This increase was due, in part, to an increase in unit sales of approximately 1%, as the company continued to experience difficult market conditions.

Cost of sales in the second quarter of 1995 increased by 6% over the second quarter of 1994. Higher ingredient and packaging costs accounted for 3% of this increase and in addition, cost of sales in 1995 includes approximately $913,000 of shipping case costs, while in 1994 shipping case costs of approximately $708,000 are reflected in operating expenses. This change in classification was done as a result of a change in operating policy that treats shipping cases as completely disposable items.

Depreciation expense increased in the second quarter of 1995 by 2.5% over the second quarter of 1994 due to the installation of new electrical transformers and the completion of a new telephone system in the fourth quarter of 1994.

The decrease in interest expense for the second quarter of 1995 versus the second quarter of 1994 was the result of lower average borrowing levels.

The effective tax rates on net income for the quarters ended July 1, 1995 and July 2, 1994 were 42.0% and 38.9%, respectively, which compares to a federal statutory rate of 34%. The principal reason for the difference between the effective rates and the statutory rate in 1995 and 1994 was the effect of state income taxes.


FINANCIAL CONDITION

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended July 1, 1995, net cash from operating activities decreased by $312,341 to $5,970,744 from $6,283,085 for the comparable period in 1994. Net cash from operating activities was negatively impacted by changes in working capital, particularly an increase in prepaid items, relative to the same period in 1994.

Net cash used for investing activities decreased by $327,768 from the second quarter of 1994 principally due to a decrease in the funds needed to finance the net owner-operator loan activity during the period. Net cash used for financing activities increased by $79,094 relative to the same period in 1994. This increase is primarily the result of an increase in dividend payments of $122,625 relative to the prior year.

For the  remainder  of  1995,  the  company  anticipates  that  cash  flow  from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits: Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K

             The registrant did not file a report on Form 8-K during the thirteen weeks ended July 1, 1995.


                                 EXHIBIT INDEX

                      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           TASTY BAKING COMPANY
                                               (Registrant)







Date:    August 11, 1995                     JOHN M. PETTINE
                                             John M. Pettine
                                            Vice President and
                                         Chief Financial Officer
                                (Principal Financial and Accounting Officer)