Form 10-Q
period 1995-09-30
TASTY BAKING CO
filed 1995-11-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q




(Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirty-nine weeks ended September 30, 1995

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES  __X__    NO ____.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at September 30, 1995

Common stock, par value $.50                       6,181,476 shares



Index of exhibits is located on page 9 of 10

                     TASTY BAKING COMPANY AND SUBSIDIARIES


                                     INDEX



                                                                     Page Number
Part I - Financial Information


         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           September 30, 1995 and December 31, 1994 ..........................3

         Consolidated Condensed Statements of Operations -
           13 weeks and 39 Weeks Ended September 30, 1995 and
           October 1, 1994 ...................................................4

         Consolidated Condensed Statements of Cash Flows -
           39 Weeks Ended September 30, 1995 and
           October 1, 1994 ...................................................5

         Notes to Consolidated Condensed Financial Statements ................6

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................7 - 8


Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K ...........................9

         Signatures .........................................................10

                     TASTY BAKING COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION      CONSOLIDATED CONDENSED BALANCE SHEETS
ITEM 1.  FINANCIAL STATEMENTS       (unaudited)


                                                Sept. 30,        Dec. 31,
                                                  1995            1994
Current assets:
   Cash                                       $    236,120    $    147,251
  Accounts and notes receivable,
    net of allowance for
    doubtful accounts                           20,218,502      17,574,423
                                              ------------    ------------
  Inventories:
    Raw materials                                1,832,337       1,657,926
    Work in progress                               632,537         633,909
    Finished goods                                 638,172         645,225
                                              ------------    ------------
                                                 3,103,046       2,937,060
                                              ------------    ------------
  Deferred income taxes,
    prepayments and other                        3,285,277       3,681,528
                                              ------------    ------------
    Total current assets                        26,842,945      24,340,262
                                              ------------    ------------
Property, plant and equipment                  126,243,834     122,001,864
  Less accumulated depreciation                 89,498,975      84,063,636
                                              ------------    ------------
                                                36,744,859      37,938,228
                                              ------------    ------------
Excess of cost of investment in
  subsidiary over net assets
  at acquisition                                   345,018           --
                                              ------------    ------------
Long-term receivables                           11,320,309      10,872,115
                                              ------------    ------------
Deferred income taxes                            9,859,452      10,830,705
                                              ------------    ------------
Other assets and deferred charges                3,201,338       3,155,286
                                              ------------    ------------

Total assets                                  $ 88,313,921    $ 87,136,596
                                              ============    ============


Current liabilities:
  Current portion of long-term debt           $    222,831    $    222,831
  Current obligations under capital leases         498,807         455,712
  Notes payable, banks                           1,800,000       1,800,000
  Accounts payable                               4,733,923       4,075,343
  Accrued liabilities                            5,739,956       4,552,843
  Accrued income taxes                            (991,506)        893,111
                                              ------------    ------------
    Total current liabilities                   12,004,011      11,999,840
                                              ------------    ------------
Long-term debt, less current portion             5,544,287       5,349,558
                                              ------------    ------------
Long-term obligations under capital
  leases, less current portion                   1,785,209       2,166,293
                                              ------------    ------------
Deferred income                                  1,827,746       3,271,268
                                              ------------    ------------
Accrued pensions and other liabilities          12,810,061      11,691,444
                                              ------------    ------------
Postretirement benefits other than pensions     19,762,043      19,707,364
                                              ------------    ------------
SHAREHOLDERS' EQUITY
Common stock                                     3,644,544       3,644,544
Capital in excess of par value stock            29,615,083      29,175,510
Retained earnings                               18,123,413      17,228,764
                                              ------------    ------------
                                                51,383,040      50,048,818
Less:
  Treasury stock, at cost                       16,386,614      16,601,793
  Management Stock Purchase Plan
    receivables and deferrals                      415,862         496,196
                                              ------------    ------------
                                                34,580,564      32,950,829
                                              ------------    ------------
Total liabilities and
  shareholders' equity                        $ 88,313,921    $ 87,136,596
                                              ============    ============

     See accompanying notes to consolidated condensed financial statements.

                     TASTY BAKING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            For the 13 Weeks Ended                   For the 39 Weeks Ended
                                            ----------------------                   ----------------------

                                           09/30/95         10/01/94             09/30/95            10/01/94

Net Sales                                $33,653,747       $33,870,195         $107,374,202        $107,021,083
                                        ------------      ------------         ------------        ------------

Costs and expenses:
  Cost of sales                           21,815,368        20,487,830           67,984,916          64,339,152

  Depreciation                             1,850,586         1,828,296            5,560,518           5,399,694

  Selling, general and
    administrative                         9,532,556        10,400,070           28,426,247          31,345,720

  Severance and restructure charges            -                 -                  950,000           1,240,000

  Interest expense                           131,219           205,095              450,286             573,268

  Other income, net                         (920,722)         (758,676)          (2,757,391)         (2,425,910)
                                        ------------      ------------         ------------        ------------

                                          32,409,007        32,162,615          100,614,576         100,471,924
                                        ------------      ------------         ------------        ------------
Income before provision
  for income taxes                         1,244,740         1,707,580            6,759,626           6,549,159
                                        ------------      ------------         ------------        ------------


Provision for income taxes:
  Current and deferred                      (419,797)         (665,522)          (2,736,961)         (2,597,214)

  Decrease in deferred tax asset
    due to change in tax rate               (550,868)            -                 (550,868)              -
                                        ------------      ------------         ------------        ------------

  Total provision for income taxes          (970,665)         (665,522)          (3,287,829)         (2,597,214)
                                        ------------      ------------         ------------        ------------


Net income                                $  274,075        $1,042,058           $3,471,797          $3,951,945
                                        ============      ============         ============        ============


Average common shares outstanding          6,160,102         6,139,110            6,149,346           6,140,903



Per share of common stock:

  Net income                                    $.04              $.17                 $.56                $.64
                                        ============      ============         ============        ============

  Cash dividend                                 $.14              $.13                 $.42                $.39
                                        ============      ============         ============        ============



     See accompanying notes to consolidated condensed financial statements.

                     TASTY BAKING COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the 39 Weeks Ended

                                                            09/30/95       10/01/94
Cash flows from (used for) operating activities

  Net income                                               $ 3,471,797    $ 3,951,945
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             5,560,518      5,399,694
    Amortization                                                39,906         28,796
    Deferred taxes                                           1,426,287        561,905
    Other                                                     (216,796)      (886,545)
  Changes in assets and liabilities affecting operations    (2,601,787)    (1,012,665)
                                                           -----------    -----------

  Net cash from operating activities                         7,679,925      8,043,130
                                                           -----------    -----------

Cash flows from (used for) investing activities
    Proceeds from owner/operator's loan repayments           2,461,108      2,557,163
    Purchase of property, plant and equipment               (3,247,329)    (2,743,031)
    Loans to owner/operators                                (2,871,526)    (2,846,596)
    Proceeds from sale of property, plant and equipment         36,836           --
    Other                                                      (49,492)        (6,724)
                                                           -----------    -----------

    Net cash used for investing activities                  (3,670,403)    (3,039,188)
                                                           -----------    -----------

Cash flows used for financing activities
    Dividends paid                                          (2,577,148)    (2,393,361)
    Payment of long-term debt                               (1,343,505)    (1,968,228)
    Net decrease in short-term debt                               --         (700,000)
                                                           -----------    -----------

    Net cash used for financing activities                  (3,920,653)    (5,061,589)
                                                           -----------    -----------

  Net increase (decrease) in cash                               88,869        (57,647)

  Cash, beginning of year                                      147,251        141,026
                                                           -----------    -----------

  Cash, end of period                                      $   236,120    $    83,379
                                                           ===========    ===========

  Supplemental Cash Flow Information:
  Cash paid during the period for:

    Interest                                               $   427,695    $   417,224
                                                           ===========    ===========
    Income taxes                                           $ 3,731,877    $ 2,852,503
                                                           ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. On August 29, 1995, the company acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill) in exchange for 45,948 shares of the company's common stock valued at $649,000. Dutch Mill, based in Wyckoff, New Jersey, produces donuts, muffins and cakes under a variety of labels and operates principally in the New York metropolitan area. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operation of Dutch Mill are included in the company's consolidated financial statements since the date of acquisition. The excess of the total acquisition cost over the fair value of net assets acquired of approximately $345,000 is being amortized on a straight line basis over fifteen years. The pro forma results, had the acquisition occurred at the beginning of fiscal year 1994 or 1995, would not have had a significant impact on the company's consolidated results of operations.

2. Severance and Restructure Charges - In the second quarter of 1995, the company incurred severance costs of $950,000 resulting in a charge to net income of $550,000 or $.09 per share after related tax benefit. The severance charge resulted from changes in certain management positions during the second quarter of 1995. The management positions were established in connection with a Restructuring Program (the Program) implemented in 1994.

     In the second quarter of 1994, the company completed the Program. The Program was designed to enhance overall competitiveness, productivity and efficiency in a highly competitive marketplace. The Program resulted in a charge against second quarter 1994 earnings of $1,240,000 which had an after-tax effect of $719,200 or $.12 per share. Included in this charge were the costs associated with workforce reductions and realignments and severance pay.

3. Decrease in Net Deferred Tax Assets Due to Change in Tax Rate - In the third quarter of 1995, under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes", the company was required to record a noncash charge to net income of $550,868 or $.09 per share. This charge resulted from a remeasuring of the company's deferred tax asset and liability accounts as a result of a decrease in the Pennsylvania Corporate Net Income Tax rate from 11.99% to 9.99%, retroactive to January 1, 1995.

4. Interim Financial Information - In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 1995, and December 31, 1994 and the results of its operations for the thirteen and thirty-nine weeks ended September 30, 1995 and October 1, 1994 and cash flows for the thirty-nine weeks ended September 30, 1995 and October 1, 1994. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1994 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirty-nine weeks ended September 30, 1995 and October 1, 1994, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

5. Earnings Per Share - Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the third quarter of 1995, the company realized consolidated net income of $274,075 or $.04 per share versus $1,042,058 or $.17 per share for the third quarter of 1994. Included in the 1995 results was a noncash charge to net income of $550,868 or $.09 per share. This charge resulted from a remeasuring of the company's deferred tax asset and liability accounts in accordance with SFAS No. 109 due to a 2% decrease in the Pennsylvania Corporate Net Income Tax rate, retroactive to January 1, 1995. Further impacting the company's consolidated operating results was the acquisition on August 29, 1995 of Dutch Mill Baking Company, Inc. (Dutch Mill) which reduced the third quarter 1995 consolidated operating results by $124,706 or $.02 per share. On a comparable operating basis, excluding the effects of the adjustment for the change in the
Pennsylvania Corporate Net Income Tax rate and the Dutch Mill acquisition, operating earnings were $949,649 or $.15 per share in the third quarter of 1995 compared to $1,042,058 or $.17 per share in the third quarter of 1994.

For the thirty-nine weeks ended September 30, 1995, the company realized consolidated net income of $3,471,797 or $.56 per share versus $3,951,945 or $.64 per share for the comparable period in 1994. On a comparable operating basis, excluding the effects of the adjustment for the state tax rate change, the charges associated with the acquisition of Dutch Mill and the net effect of severance and restructure charges, the comparable operating results for the thirty-nine weeks ended September 30, 1995 were $4,697,371 or $.76 per share versus $4,671,145 or $.76 for the comparable period in 1994.

The severance charge in 1995 resulted from changes in certain management positions during the third quarter of 1995. The management positions were established in connection with a restructuring program implemented in 1994. The restructure charge in 1994 reflects the costs associated with this restructuring program, which realigned departments and responsibilities in every area within the company to enhance productivity and efficiency.

Consolidated net sales for the third quarter of 1995 were $33,653,747 versus $33,870,195 for the comparable period in 1994. This decrease was due to a slight decrease in unit sales and the costs associated with increased promotional activity, which were somewhat offset by price adjustments and sales contributed by Dutch Mill.

Cost of sales in the third quarter of 1995 increased by 6.5% over the third quarter of 1994. Higher ingredient and packaging costs accounted for 2.5% of this increase and in addition, cost of sales in the third quarter of 1995 includes approximately $794,000 in shipping case costs, while in 1994 shipping case costs of approximately $636,000 are reflected in operating expenses. This change in classification was done as a result of a change in operating policy that treats shipping cases as completely disposable items.

The decrease in interest expense for the third quarter of 1995 versus the third quarter of 1994 was the result of lower average borrowing levels only partially offset by higher average interest rates.

The increase in other income, net was primarily due to an increase in the amortization of the gain on sale of distribution routes.

The effective tax rates on consolidated net income for the quarters ended September 30, 1995 and October 1, 1994 were 78.0% and 38.9%, respectively, which compares to a federal statutory rate of 34%. The principal reasons for the difference between the effective rates and the statutory rate in 1995 and 1994 was the effect of state income taxes. In the third quarter of 1995, in accordance with SFAS No. 109, the company recorded a noncash charge of $550,868. This charge, which increased the provision for income taxes, resulted from a remeasuring of the company's deferred tax asset and liability accounts due to a reduction in the state income tax rate.

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 30, 1995, net cash from operating activities decreased by $363,205 to $7,679,925 from $8,043,130 for the comparable period in 1994. Net cash from operating activities was negatively impacted by changes in working capital, particularly a decrease in accrued taxes, relative to the same period in 1994.

Net cash used for investing activities for the thirty-nine weeks ended September 30, 1995 increased by $631,215 from the comparable period in 1994 principally due to an increase in the purchase of property, plant and equipment. Net cash used for financing activities decreased by $1,140,936 relative to the same period in 1994. This decrease is primarily the result of a decrease in the repayment of short and long term debt of $1,324,723 relative to the prior year.

For the  remainder  of  1995,  the  company  anticipates  that  cash  flow  from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Item 6.  Exhibits and Reports on Form 8-K.


        (a)  Exhibits: Exhibit 27 - Financial Data Schedule


        (b)  Reports on Form 8-K

             The registrant did not file a report on Form 8-K during the thirteen weeks ended September 30, 1995.


                                 EXHIBIT INDEX

                      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               TASTY BAKING COMPANY
                                             ---------------------------------
                                                   (Registrant)




Date:    November 10, 1995                   /s/ John M. Pettine
     -----------------------                 ---------------------------------
                                                John M. Pettine
                                              Vice President and
                                            Chief Financial Officer
                                   (Principal Financial and Accounting Officer)