Form 10-K
period 1995-12-31
TASTY BAKING CO
filed 1996-03-28
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the fiscal year ended December 30, 1995 (52 weeks)

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Common Stock,
par value $.50 per share                         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES __X__   NO_____

The aggregate market value of voting stock held by non-affiliates as of February 15, 1996 is $65,033,584 computed by reference to the closing price on the American Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996.

           Class                                     Outstanding
       Common Stock,
       par value $.50                              6,184,850 shares

                  DOCUMENTS INCORPORATED BY REFERENCE

Document                                                              Reference
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 30, 1995                  Part II
Pages 2 to 12 inclusive of the definitive Proxy Statement
  dated March 20, 1996                                                 Part III
  (Note: Portions of pages 10 through 12 are not deemed "filed")
The index of exhibits is located on page number 7 of 17.


                                     1 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I


Item 1.     Business

     The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) is engaged in the manufacture and sale of a variety of small single portion cakes, pies, cookies, muffins, pretzels, brownies, pastries, donuts and miniature donuts and cupcakes under the well established trademark, TASTYKAKE(R). These products comprise approximately 85 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 30(cent) to 69(cent) per package and family convenience packages and jumbo packs ranging from $1.99 to $3.99. The best known products with the widest sales acceptance are various cupcakes and sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate covered cakes under KANDY KAKES(R). The pies principally sell at retail for 69(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 69(cent) per package. Three varieties of english muffins range from $1.49 to $1.69 per package. In response to a major market trend that has been heightened considerably by the introduction of nutritional labeling, eight new low-fat cake varieties were introduced in 1995. These low-fat products are sold primarily in family convenience packages which sell at a retail price of $2.39 per package.

     Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in a six state region from New York to Virginia, which is Tastykake's principal market. Tastykake also distributes its products through major grocery chains in states located throughout the mid-west, southwest and south. Including these market areas, products are sold by distributors in approximately thirty states. Tastykake also distributes its products through the TASTYKARE(TM) program, whereby consumers can call a toll-free number to order the delivery of a variety of Tastykake gift packs. Although the division's three largest customers comprise a significant portion of its net sales revenue, the large number of retailers comprising the customer base ensure the availability of TASTYKAKE(R) products to consumers.

     In August 1995, the Registrant acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill). Dutch Mill, based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, muffins, cookies and cakes which are marketed primarily under the trademark DUTCH MILL(R) through distributors to retail outlets in the New York City metropolitan area. These products are sold primarily in family convenience packages at retail prices ranging from $2.39 to $2.69 per package.

     The Registrant maintains a comprehensive advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television spot advertising and promotions with various sports teams. While the companies sponsor research and development activities, the cost is not a material item.

     The Registrant is engaged in a highly competitive business, particularly in new marketing areas where its trademarks and reputation are not well-known. Although the number of competitors varies among marketing areas and certain competitors are national companies with multiple production facilities and a nationwide distribution system, the Registrant believes it is one of the largest independent producers in the country specializing primarily in small pies and cakes. The Registrant is able to maintain a strong competitive position in its principle marketing areas through the quality of its products.

                                     2 of 17

     The Registrant's policies with respect to working capital items is not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

     The Registrant employs approximately 1,100 persons, including approximately 120 part-time employees.


Item 2.   Properties


     The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:


          Location                               Primary Facility Use

     2801 Hunting Park Avenue                    Corporate Office,
     Philadelphia, PA (1)                        Production of cakes,
                                                 pies and cookies

     Fox and Roberts Streets                     Sales and Finance Offices,
     Philadelphia, PA (1)                        Data Processing
                                                 Operations, Office
                                                 Services and Warehouse

     500 Braen Avenue                            Dutch Mill Offices,
     Wyckoff, NJ (2)                             Production of donuts, muffins,
                                                 cookies and cakes


     (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 10 and 11 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

     (2) This property is leased under an operating lease. For a description of rental obligations, see Note 11 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

     In addition to the above, the Registrant leases various other properties used principally as local pick up and distribution points. All of these properties are sufficient for the business of the Registrant as now conducted, although certain manufacturing space is near full utilization.


                                     3 of 17

Item 3.   Legal Proceedings

     In November, 1995, the Registrant received a proposed assessment from the Internal Revenue Service for employment taxes based on an assertion that during the years 1990 through 1994 the Registrant's independent owner/operators were employees and not independent contractors. It is the Registrant's view that the assertion is without merit since the independent owner/operator relationships were established in compliance with the appropriate Internal Revenue Code requirements. Therefore, the Registrant intends to vigorously defend its position. At this time, however, the Registrant is unable to estimate the possible loss, if any, that may be incurred as a result of this proposed assessment. The ultimate outcome of this proposed assessment may or may not have a material impact on the Registrant's financial position or results of operations.

     The Registrant is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Registrant's business. The Registrant is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position of the Registrant.


Item 4.   Submission of Matters to a Vote of Security Holders


     This item is not applicable.


                                     4 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL

                                                    Page(s) in Annual Report to
                                                    Shareholders for the Fiscal
                                                    Year Ended December 30, 1995
Item 5    Market for the Registrant's
          Common Stock and Related
          Shareholder Matters                                    16

Item 6    Selected Financial Data                                17

Item 7    Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                            13 - 15

Item 8    Consolidated Financial Statements
          and Supplementary Data:

               Summary of Significant Accounting
               Policies                                          12

               Quarterly Summary                                 16

               Consolidated Statements of
               Operations and Retained Earnings                  18

               Consolidated Statements of Cash Flows             19

               Consolidated Balance Sheets                     20 - 21

               Consolidated Statements of Changes
               in Capital Accounts                               22

               Notes to Consolidated Financial
               Statements                                      23 - 31

               Report of Independent Accountants                 31

Item 9    Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

               This item is not applicable.


                                     5 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL
                                                    Page(s) in definitive
                                                    Proxy Statement

Item 10   Directors and Executive Officers
          of the Registrant                                     4 -  6

Item 11   Executive Compensation*                               7 - 12

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                                 2 -  3

Item 13   Certain Relationship and Related
          Transactions

               With respect to certain business
               relationships of Fred C. Aldridge, Jr.,
               Esquire, director                                   5


               *Note that the sections entitled "Report of Compensation Committee on Executive Compensation" and "PERFORMANCE GRAPH" pursuant to Reg. S-K, Item 402(a)(9) are not deemed "Soliciting Material" or "filed" as part of this report.


                                     6 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 30, 1995,
                      December 31, 1994 and January 1, 1994

                                   __________

                                                                  Pages

(a)-1.    List of Financial Statements

          Summary of Significant Accounting Policies        Incorporated herein
          Quarterly Summary                                 by reference to
          Consolidated Statements of Operations and         page 12 and pages
           Retained Earnings                                18 - 31 inclusive of
          Consolidated Statements of Cash Flows             the Annual Report to
          Consolidated Balance Sheets                       Shareholders for the
          Consolidated Statements of Changes in Capital     fiscal year ended
           Accounts                                         December 30, 1995.
          Notes to Consolidated Financial Statements        See page 13 of 17.

(a)-2.    Schedule* for the fiscal years ended December
          30,  1995,  December  31, 1994 and  January  1,
          1994:

          Report of Independent Accountants                      9 of 17

II.       Valuation and Qualifying Accounts                     10 of 17

(a)-3. Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601**

          (3)       Articles of Incorporation and Bylaws
                    of   registrant   as   amended   and
                    currently effective are incorporated
                    herein by  reference to Exhibit 3 to
                    Form 10-K report of  Registrant  for
                    1992.                                       11 of 17

          (10)(a)   1991   Long-term   Incentive   Plan,
                    effective as of January 1, 1991,  is
                    incorporated  herein by reference to
                    Exhibit  10 to Form  10-K  report of
                    Registrant for 1990.

          (b)       1985 Stock  Option  Plan,  effective
                    December 20, 1985,  is  incorporated
                    herein by  reference to Exhibit A of
                    the Proxy  Statement  for the Annual
                    Meeting of Shareholders on April 18,
                    1986,  filed on or about  March  21,
                    1986.

          (c)       Senior     Management     Employment
                    Agreements  dated  July 1,  1988 are
                    incorporated  herein by reference to
                    Exhibit 10(c) to Form 10-K report of
                    Registrant for 1991.

          (d)       Supplemental   Executive  Retirement
                    Plan,  dated  February  18, 1983 and
                    amended  May 15,  1987 and April 22,
                    1988,  is  incorporated   herein  by
                    reference  to Exhibit  10(d) to Form
                    10-K report of Registrant for 1991.

_______________
 * All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

** All other exhibits are omitted because they are inapplicable.


                                     7 of 17

          TASTY BAKING COMPANY AND SUBSIDIARIES

                                                   Pages


          (e)       Management  Stock  Purchase  Plan is
                    incorporated  herein by reference to
                    the Proxy  Statement  for the Annual
                    Meeting of Shareholders on April 19,
                    1968  filed  on or about  March  20,
                    1968 and  amended  April  23,  1976,
                    April 24, 1987 and April 19, 1991.

          (f)       Trust Agreement dated as of November
                    17,  1989  between  the  company and
                    Meridian  Trust Company  relating to
                    Supplemental   Executive  Retirement
                    Plan  is   incorporated   herein  by
                    reference  to Exhibit  10(f) to Form
                    10-K report of Registrant for 1994.

          (g)       1988 Director  Option Plan effective
                    April  22,   1988  is   incorporated
                    herein by reference to Exhibit 10(g)
                    to Form 10-K  report  of  Registrant
                    for 1992.

          (h)       Director   Retirement   Plan   dated
                    October  16,  1987  is  incorporated
                    herein by reference to Exhibit 10(h)
                    to Form 10-K  report  of  Registrant
                    for 1992.

          (i)       1993  Replacement  Option  Plan (P&J
                    Spin-Off) is incorporated  herein by
                    reference   to   Exhibit  A  of  the
                    Definitive   Proxy  Statement  dated
                    March  17,   1994  for  the   Annual
                    Meeting of Shareholders on April 22,
                    1994.

          (j)       1994  Long  Term  Incentive  Plan is
                    incorporated  herein by reference to
                    Exhibit 10(j) to Form 10-K report of
                    Registrant for 1994.

          (k)       Trust  Agreement  dated  January 19,
                    1990   between   the   company   and
                    Meridian  Trust Company  relating to
                    the Director  Retirement Plan.              12 of 17

          Each of exhibits 10(a) - 10(k) constitute management contracts or compensatory plans or arrangements.

          (13)      Annual  Report to  Shareholders  for
                    the fiscal year ended  December  30,
                    1995,  pages  12  to 31  only.  (The
                    balance of the Annual  Report is not
                    deemed    "filed"   or   "Soliciting
                    Material".)                                 13 of 17

          (21)      Subsidiaries of the Registrant              14 of 17

          (23)(a)   Consent of  Independent  Accountants
                    with    respect    to    Form    S-3
                    (Registration   No.   33-30560)  and
                    Post- Effective  Amendment No. 10 to
                    Form S-8  (Registration No. 2-55836)
                    and Post- Effective  Amendment No. 3
                    to  Form   S-8   (Registration   No.
                    33-18904)   and   Post-    Effective
                    Amendment   No.   4  to   Form   S-3
                    (Registration No. 33-8427).                 15 of 17

(b)       The  Registrant  did not file a report on Form
          8-K during the fourth  quarter ended  December
          30, 1995.


                                     8 of 17

            REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and
 the Board of Directors
Tasty Baking Company
Philadelphia, Pennsylvania



     Our report on the consolidated financial statements of Tasty Baking Company and subsidiaries has been incorporated by reference in this Form 10-K from page 31 of the 1995 Annual Report to the Shareholders of Tasty Baking Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
February 14, 1996


                                     9 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                  for the fiscal years ended December 30, 1995,
                     December 31, 1994 and January 1, 1994

              Column A                               Column B       Column C           Column D      Column E

                                                                    Additions
                                                    Balance at      Charged to                       Balance at
                                                    Beginning       Costs and                          End of
             Description                            of Period       Expenses         Deductions(1)     Period

Deducted from applicable assets:

Allowance for doubtful accounts:
  For the fiscal year ended December 30, 1995       $2,063,765     $  785,036         $  487,007     $2,361,794
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended December 31, 1994       $1,644,739     $  592,040         $  173,014     $2,063,765
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended January 1, 1994         $1,429,897     $  530,980         $  316,138     $1,644,739
                                                    ==========     ==========         ==========     ==========


Inventory valuation reserves:
  For the fiscal year ended December 30, 1995       $   74,535     $   12,781         $   12,316     $   75,000
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended December 31, 1994       $   81,023     $  129,847         $  136,335     $   74,535
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended January 1, 1994         $   85,000     $   59,796         $   63,773     $   81,023
                                                    ==========     ==========         ==========     ==========


Spare parts inventory reserve for obsolescence:
  For the fiscal year ended December 30, 1995       $   73,025     $   46,262         $   19,287     $  100,000
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended December 31, 1994       $   89,760     $   23,825         $   40,560     $   73,025
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended January 1, 1994         $  162,000     $  108,484         $  180,724     $   89,760
                                                    ==========     ==========         ==========     ==========


Equipment allowance for obsolescence:
  For the fiscal year ended December 30, 1995       $   19,136     $   29,726         $   23,862     $   25,000
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended December 31, 1994       $   32,510     $  (13,374)(2)     $     --       $   19,136
                                                    ==========     ==========         ==========     ==========

  For the fiscal year ended January 1, 1994         $  175,000     $ (140,554)(2)     $    1,936     $   32,510
                                                    ==========     ==========         ==========     ==========

     (1)  Decrease due to write-off of related assets.
     (2) Reflects a reestimation of the equipment allowance for obsolescence during fiscal years 1994 and 1993.

                                    10 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES





Articles of Incorporation and By-Laws of Tasty Baking Company as amended and currently effective.










                                    EXHIBIT 3




                                    11 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES








                                 Trust Agreement












                                   EXHIBIT 10


                                    12 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES







    Annual Report to Shareholders for the fiscal year ended December 30, 1995












                                   EXHIBIT 13




                                    13 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT
















                                   EXHIBIT 21




                                    14 of 17

                       CONSENT OF INDEPENDENT ACCOUNTANTS
















                                  EXHIBIT 23(a)




                                    15 of 17

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              TASTY BAKING COMPANY




                                              By   /s/ Carl S. Watts
                                                   ----------------------------
                                                   Carl S. Watts, President
                                                   and Chief Executive Officer


                                    16 of 17

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                    Capacity                                 Date

 /s/ Philip J. Baur, Jr.
------------------------------------------           Chairman of the Board                     March 22, 1996
      Philip J. Baur, Jr.                            and Director of Tasty
                                                     Baking Company


 /s/ Carl S. Watts
------------------------------------------           President and Chief                       March 22, 1996
      Carl S. Watts                                  Executive Officer and
                                                     Director of Tasty
                                                     Baking Company


 /s/ Nelson G. Harris
------------------------------------------           Chairman of The                           March 22, 1996
      Nelson G. Harris                               Executive Committee and
                                                     Director of Tasty
                                                     Baking Company


 /s/ John M. Pettine
------------------------------------------           Vice President, Chief                     March 22, 1996
      John M. Pettine                                Financial and Accounting
                                                     Officer and Director of
                                                     Tasty Baking Company


 /s/ Fred. C. Aldridge, Jr.
------------------------------------------           Director of Tasty Baking                  March 22, 1996
      Fred C. Aldridge, Jr.                          Company


 /s/ James L. Everett, III
------------------------------------------           Director of Tasty Baking                  March 22, 1996
      James L. Everett, III                          Company


 /s/ Harold F. Still, Jr.
------------------------------------------           Director of Tasty Baking                  March 22, 1996
      Harold F. Still, Jr.                           Company


 /s/ Judith M. von Seldeneck
------------------------------------------           Director of Tasty Baking                  March 22, 1996
      Judith M. von Seldeneck                        Company


                                    17 of 17