Form 10-Q
period 1996-03-31
TASTY BAKING CO
filed 1996-05-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the thirteen weeks ended March 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                          Commission File Number 1-5084

                              TASTY BAKING COMPANY

             (Exact name of registrant as specified in its charter)

      Pennsylvania                                       23-1145880
 (State of Incorporation)                  (IRS Employer Identification Number)


           2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
               (Address of Principal Executive Offices) (Zip Code)


                                 (215) 221-8500
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or (15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                                               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.50                                 6,184,850
(Title of Class)                                    (No. of Shares Outstanding
                                                             at March 30, 1996)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                     1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                   Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              March 30, 1996 and December 30, 1995...................3

              Consolidated Statements of Operations
              Thirteen weeks ended March 30, 1996 and
              April 1, 1995..........................................4

              Consolidated Condensed Statements of
              Cash Flows Thirteen Weeks Ended March 30,
              1996 and April 1, 1995.................................5

              Notes to Consolidated Condensed Financial
              Statements.............................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................7-8


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................9

Signatures..........................................................10

                                     2 of 10

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                             March 30, 1996             December 30, 1995

Current assets:
     Cash                                                                  $          135,427           $          85,104
     Accounts and notes receivable, net of
       allowance for doubtful accounts                                             20,113,296                  18,630,903
     Inventories:
       Raw materials                                                                2,189,758                   2,202,682
       Work in progress                                                               546,069                     593,416
       Finished goods                                                                 598,190                     467,184
                                                                           ------------------           -----------------
                                                                                    3,334,017                   3,263,282
     Deferred income taxes, prepayments and other                                   3,126,586                   3,349,314
                                                                           ------------------           -----------------
       Total current assets                                                        26,709,326                  25,328,603
                                                                           ------------------           -----------------
Property, plant and equipment:                                                    127,367,858                 126,870,388
     Less accumulated depreciation                                                 93,069,704                  91,230,770
                                                                           ------------------           -----------------
                                                                                   34,298,154                  35,639,618
                                                                           ------------------           -----------------
Long-term receivables                                                              10,845,297                  11,074,974
                                                                           ------------------           -----------------
Deferred income taxes                                                               9,720,541                   9,720,541
                                                                           ------------------           -----------------
Miscellaneous assets and deferred charges                                           3,462,145                   3,539,247
                                                                           ------------------           -----------------
Total assets                                                               $       85,035,463           $      85,302,983
                                                                           ==================           =================
Current liabilities:
     Current portion of long-term debt                                     $          127,720           $         127,720
     Current obligations under capital leases                                         525,703                     513,159
     Notes payable, banks                                                                  --                     700,000
     Accounts payable                                                               4,499,556                   4,699,747
     Accrued liabilities                                                            5,805,192                   5,344,162
     Accrued income taxes                                                             242,449                          --
                                                                           ------------------           -----------------
        Total current liabilities                                                  11,200,620                  11,384,788
                                                                           ------------------           -----------------
Long-term debt, less current portion                                                4,512,326                   4,576,385
                                                                           ------------------           -----------------
Long-term obligations under capital leases,
     less current portion                                                           1,513,078                   1,653,134
                                                                           ------------------           -----------------
Accrued pensions and other liabilities                                             12,623,212                  13,129,760
                                                                           ------------------           -----------------
Postretirement benefits other than pensions                                        18,865,640                  18,620,763
                                                                           ------------------           -----------------
Shareholders' equity:
     Common stock                                                                   3,644,544                   3,644,544
     Capital in excess of par value of stock                                       29,662,330                  29,662,330
     Retained earnings                                                             19,779,319                  19,425,849
                                                                           ------------------           -----------------
                                                                                   53,086,193                  52,732,723
     Less:
     Treasury stock, at cost                                                       16,364,757                  16,364,757
     Management Stock Purchase Plan
       receivables and deferrals                                                      400,849                     429,813
                                                                           ------------------           -----------------
                                                                                   36,320,587                  35,938,153
                                                                           ------------------           -----------------
Total liabilities and shareholders' equity                                 $       85,035,463           $      85,302,983
                                                                           ==================           =================



See accompanying notes to consolidated condensed financial statements.

                                     3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                   For the Thirteen Weeks Ended
                                                                             March 30, 1996               April 1, 1995


Net sales                                                                  $       35,943,609           $      37,064,267
                                                                           ------------------           -----------------

Costs and expenses:
     Cost of sales                                                                 22,817,332                  23,153,106

     Depreciation                                                                   1,838,798                   1,884,144

     Selling, general and administrative                                            9,631,571                   9,370,648

     Interest expense                                                                 128,526                     164,908

     Other income, net                                                               (453,572)                   (907,545)
                                                                           ------------------           -----------------

                                                                                   33,962,655                  33,665,261
                                                                           ------------------           -----------------

Income before provision for income taxes                                            1,980,954                   3,399,006

Provision for income taxes                                                            761,605                   1,428,130
                                                                           ------------------           -----------------

Net income                                                                 $        1,219,349           $       1,970,876
                                                                           ==================           =================


Average common shares outstanding                                                   6,184,850                   6,148,975



Per share of common stock:

     Net income                                                                          $.20                        $.32
                                                                           ==================           =================

     Cash dividend                                                                       $.14                        $.14
                                                                           ==================           =================


See accompanying notes to consolidated condensed financial statements.

                                     4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the Thirteen Weeks Ended
                                                                             March 30, 1996               April 1, 1995



Cash flows from (used for) operating activities
     Net income                                                            $        1,219,349           $       1,970,876
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                               1,838,798                   1,884,144
         Amortization                                                                  12,691                      13,614
         Deferred taxes                                                                    --                     222,500
         Other                                                                       (184,882)                     82,648
     Changes in assets and liabilities
      affecting operations                                                           (827,113)                 (1,106,044
                                                                           ------------------           -----------------

     Net cash from operating activities                                             2,058,843                   3,067,738
                                                                           ------------------           -----------------

Cash flows from (used for) investing activities
     Proceeds from owner/operators' loan repayments                                 1,065,209                     924,200
     Purchase of property, plant and equipment                                       (497,334)                 (1,411,797)
     Loans to owner/operators                                                        (838,338)                   (981,968)
     Other                                                                             19,392                      54,268
                                                                           ------------------           -----------------

     Net cash used for investing activities                                          (251,071)                 (1,415,297)
                                                                           ------------------           -----------------

Cash flows used for financing activities
     Dividends paid                                                                  (865,879)                   (859,043)
     Payment of long-term debt                                                       (191,570)                   (158,459)
     Net decrease in short-term debt                                                 (700,000)                   (500,000)
                                                                           ------------------           -----------------

     Net cash used for financing activities                                        (1,757,449)                 (1,517,502)
                                                                           ------------------           -----------------

     Net increase in cash                                                              50,323                     134,939

     Cash, beginning of year                                                           85,104                     147,251
                                                                           ------------------           -----------------

     Cash, end of period                                                   $          135,427           $         282,190
                                                                           ==================           =================


     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                                          $          133,349           $         161,573
                                                                           ==================           =================
         Income taxes                                                      $          115,099           $         519,742
                                                                           ==================           =================



See accompanying notes to consolidated condensed financial statements.

                                     5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Manufacturing Facility
       On April 4, 1996, the company announced the signing of an agreement to acquire a 160,000 square foot manufacturing facility located in Oxford, Pennsylvania. The terms of this agreement have not been disclosed, pending the anticipated final settlement of this transaction in June, 1996.

2.     Purchase of Subsidiary
       On August 29, 1995, the company acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill) in exchange for 45,948 shares of the company's common stock valued at $649,000. Dutch Mill, based in Wyckoff, New Jersey, produces donuts, muffins and cakes under a variety of labels and operates principally in the New York metropolitan area. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Dutch Mill are included in the company's consolidated financial statements since the date of acquisition. The excess of the total acquisition cost over the fair value of net assets acquired of approximately $304,000 is being amortized on a straight line basis over fifteen years. The pro forma results, had the acquisition occurred at the beginning of fiscal year 1995, would not have had a significant impact on the company's consolidated results of operations.

3.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 30, 1996 and December 30, 1995 and the results of its operations for the thirteen weeks ended March 30, 1996 and April 1, 1995 and cash flows for the thirteen weeks ended March 30, 1996 and April 1, 1995. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1995 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

       Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 30, 1996 and April 1, 1995, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

4.     Earnings Per Share
       Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter.

                                     6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the first quarter of 1996, the company realized net income of $1,219,349 versus $1,970,876 for the first quarter of 1995. Net income per share decreased to $.20 from $.32 per share for the comparable quarter of 1995. Results for the first quarter of 1995, however, include amortization of the gain on sale of company routes which increased net income by $254,269 or $.04 per share. This gain became fully amortized in 1995. Thus, on a comparable basis, net income decreased to $1,219,349 or $.20 per share for the first quarter of 1996 from $1,716,607 or $.28 per share for the first quarter of 1995.

In the first quarter of 1996, net sales decreased 3% to $35,943,609 from $37,064,267 in the first quarter of 1995. On a comparable basis, excluding the net sales contributed by Dutch Mill Baking Company, Inc. (Dutch Mill) which was acquired in August, 1995, net sales decreased $2,075,363 or 5.6% from the first quarter of 1995. The decrease in net sales is attributable to a decrease in unit volume which was caused by the continuing soft economy in the snack cake industry combined with the anticipated effects of a price increase in the fourth quarter of 1995. In addition, the blizzard in January, 1996 forced a two day bakery shutdown which resulted in lost unit sales.

Cost of sales as a percentage of net sales was 63.5% and 62.5% for the first quarters of 1996 and 1995, respectively. The decrease in gross margin in 1996 resulted from increases in the prices of ingredients and packaging which were somewhat offset by the fourth quarter 1995 price increase. The acquisition of Dutch Mill did not have a significant impact on gross margin for the first quarter of 1996.

Selling, general and administrative expenses for the first quarter of 1996 increased by $260,923 or 1.5% over the comparable period in 1995. Excluding the effects of Dutch Mill, selling, general and administrative expenses decreased approximately 1% due to the company's ongoing cost reduction efforts.

The decrease in interest expense for the first quarter of 1996 versus the first quarter of 1995 was the result of lower average debt and lower average interest rates.

The decrease in other income, net for the first quarter of 1996 was the result of the amortization of the gain on sale of company routes which was completed in the fourth quarter of 1995.

The effective tax rates on net income for the quarters ended March 30, 1996 and April 1, 1995 were 38.5% and 42%, which compares to a federal statutory rate of 34%. The principle reason for the difference between the effective rates and the statutory rate in 1996 and 1995 was the effect of state income taxes.

                                     7 of 10

In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 established accounting standards requiring the calculation of expense for stock options based on an option pricing model, but it also allows the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25. The company has decided to continue to follow the accounting method outlined in APB No. 25. Accordingly, the company will present the pro-forma disclosures of net income and earnings per share required by SFAS No. 123 in its 1996 Annual Report to Shareholders.

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 30, 1996, net cash from operating activities decreased by $1,008,895 to $2,058,843 from $3,067,738 for the same period in 1995. Net cash from operating activities for the quarter ended March 30, 1996 was negatively impacted by a decrease in net income and deferred taxes relative to the comparable quarter in 1995.

Net cash used for investing activities decreased by $1,164,226 from the comparable quarter in 1995 principally due to a decrease in expenditures on property, plant and equipment. Net cash used for financing activities increased by $239,947 relative to the same period in 1995. This increase is primarily the result of a further reduction in short and long-term debt of $233,111 relative to the prior year.

For the remainder of 1996 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                                     8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

             (a) Exhibits: Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

               The registrant did not file a report on Form 8-K during the thirteen weeks ended March 30, 1996.

                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule

                                     9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TASTY BAKING COMPANY
                                                         (Registrant)



 May 10, 1996
   (Date)                                         JOHN M. PETTINE
                                                VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                    10 of 10