Form 10-Q
period 1996-06-29
TASTY BAKING CO
filed 1996-08-12
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                               FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For  the twenty-six weeks ended June 29, 1996

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

                         Yes __X__              No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.50                                  6,185,551
       (Title of Class)                             (No. of Shares Outstanding
                                                          at June 29, 1996)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                       Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets June 29, 1996 and
          December 30, 1995.............................................3

          Consolidated Condensed Statements of Operations
          Thirteen Weeks and Twenty-six Weeks Ended June 29, 1996
          and July 1, 1995..............................................4

          Consolidated Condensed Statements of Cash Flows
          Twenty-six Weeks Ended June 29, 1996 and July 1, 1995.........5

          Notes to Consolidated Condensed Financial Statements..........6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................7-8


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................9

Signatures.............................................................10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                      June 29, 1996  December 30, 1995
Current assets:
     Cash                                             $     33,333     $     85,104
     Accounts and notes receivable, net of
       allowance for doubtful accounts                  19,461,158       18,630,903
     Inventories:
       Raw materials                                     1,989,285        2,202,682
       Work in progress                                    603,038          593,416
       Finished goods                                      850,957          467,184
                                                      ------------     ------------
                                                         3,443,280        3,263,282
     Deferred income taxes, prepayments and other        3,124,884        3,349,314
                                                      ------------     ------------
       Total current assets                             26,062,655       25,328,603
                                                      ------------     ------------
Property, plant and equipment:                         129,340,131      126,870,388
     Less accumulated depreciation                      94,882,403       91,230,770
                                                      ------------     ------------
                                                        34,457,728       35,639,618
                                                      ------------     ------------
Long-term receivables                                   10,373,694       11,074,974
                                                      ------------     ------------
Deferred income taxes                                    9,720,541        9,720,541
                                                      ------------     ------------
Miscellaneous assets and deferred charges                3,453,717        3,539,247
                                                      ------------     ------------
Total assets                                          $ 84,068,335     $ 85,302,983
                                                      ------------     ------------
Current liabilities:
     Current portion of long-term debt                $    127,720     $    127,720
     Current obligations under capital leases              538,248          513,159
     Notes payable, banks                                       --          700,000
     Accounts payable                                    3,711,825        4,699,747
     Accrued liabilities                                 5,645,965        5,344,162
                                                      ------------     ------------
        Total current liabilities                       10,023,758       11,384,788
                                                      ------------     ------------
Long-term debt, less current portion                     3,300,697        4,576,385
                                                      ------------     ------------
Long-term obligations under capital leases,
     less current portion                                1,372,454        1,653,134
                                                      ------------     ------------
Accrued pensions and other liabilities                  12,784,696       13,129,760
                                                      ------------     ------------
Postretirement benefits other than pensions             19,260,912       18,620,763
                                                      ------------     ------------
Shareholders' equity:
     Common stock                                        3,644,544        3,644,544
     Capital in excess of par value of stock            29,670,521       29,662,330
     Retained earnings                                  20,750,057       19,425,849
                                                      ------------     ------------
                                                        54,065,122       52,732,723
     Less:
     Treasury stock, at cost                            16,363,340       16,364,757
     Management Stock Purchase Plan
       receivables and deferrals                           375,964          429,813
                                                      ------------     ------------
                                                        37,325,818       35,938,153
                                                      ------------     ------------
Total liabilities and shareholders' equity            $ 84,068,335     $ 85,302,983
                                                      ============     ============

     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                                     June 29, 1996    July 1, 1995     June 29, 1996    July 1, 1995
Net Sales                            $ 37,749,267     $ 36,656,188     $ 73,692,876     $ 73,720,455
                                     ------------     ------------     ------------     ------------

Costs and expenses:
     Cost of sales                     23,334,633       23,016,442       46,151,965       46,169,548

     Depreciation                       1,813,701        1,825,788        3,652,499        3,709,932

     Selling, general and
        administrative                  9,963,743        9,523,043       19,595,314       18,893,691

     Severance charge                          --          950,000               --          950,000

     Interest expense                      99,048          154,159          227,574          319,067

     Other income, net                   (455,740)        (929,124)        (909,312)      (1,836,669)
                                     ------------     ------------     ------------     ------------

                                       34,755,385       34,540,308       68,718,040       68,205,569
                                     ------------     ------------     ------------     ------------

Income before provision for
     income taxes                       2,993,882        2,115,880        4,974,836        5,514,886

Provision for income taxes              1,157,108          889,034        1,918,713        2,317,164
                                     ------------     ------------     ------------     ------------

Net income                           $  1,836,774     $  1,226,846     $  3,056,123     $  3,197,722
                                     ============     ============     ============     ============


Average common shares outstanding       6,174,261        6,139,918        6,173,985        6,143,967



Per share of common stock:

     Net income                      $        .30     $        .20     $        .50     $        .52
                                     ============     ============     ============     ============

     Cash dividend                   $        .14     $        .14     $        .28     $        .28
                                     ============     ============     ============     ============



     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the Twenty-six Weeks Ended
                                                      June 29, 1996    July 1, 1995
Cash flows from (used for) operating activities
     Net income                                        $ 3,056,123     $ 3,197,722
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                    3,652,499       3,709,932
         Amortization                                       35,158          26,943
         Deferred taxes                                         --         444,999
         Other                                             369,873         199,202
     Changes in assets and liabilities
      affecting operations                              (1,471,943)     (1,608,054)
                                                       -----------     -----------

     Net cash from operating activities                  5,641,710       5,970,744
                                                       -----------     -----------

Cash flows from (used for) investing activities
     Proceeds from owner/operator's loan repayments      2,604,830       1,993,905
     Purchase of property, plant and equipment          (2,470,609)     (2,364,473)
     Loans to owner/operators                           (1,910,613)     (2,108,138)
     Other                                                  46,104          72,594
                                                       -----------     -----------

     Net cash used for investing activities             (1,730,288)     (2,406,112)
                                                       -----------     -----------

Cash flows used for financing activities
     Additional long-term debt                           3,000,000              --
     Dividends paid                                     (1,731,915)     (1,718,174)
     Payment of long-term debt                          (4,531,278)       (330,403)
     Net decrease in short-term debt                      (700,000)     (1,600,000)
                                                       -----------     -----------

     Net cash used for financing activities             (3,963,193)     (3,648,577)
                                                       -----------     -----------

     Net decrease in cash                                  (51,771)        (83,945)

     Cash, beginning of year                                85,104         147,251
                                                       -----------     -----------

     Cash, end of period                               $    33,333     $    63,306
                                                       ===========     ===========


     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                      $   233,946     $   292,525
                                                       ===========     ===========
         Income taxes                                  $ 1,718,612     $ 2,972,067
                                                       ===========     ===========


          See accompanying notes to consolidated condensed financial statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Manufacturing Facility
     On July 1, 1996, the company, through a wholly-owned subsidiary, Tasty Baking Oxford, Inc., completed the purchase of a 160,000 square foot manufacturing facility in Oxford, Chester County, Pennsylvania for $4,000,000. The company is now in the process of planning for and acquiring the production lines that will be placed in the facility. It is expected that production at this facility will begin during the first quarter of 1997.

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

3.   Severance Charge
     In the second quarter of 1995, the company incurred severance costs of $950,000 resulting in a charge to net income of $550,000 or $.09 per share after related tax benefit. The severance charge resulted from changes in certain management positions during the second quarter of 1995.

4.   Interim Financial Information
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 29, 1996, and December 30, 1995 and the results of its operations for the thirteen and twenty-six weeks ended June 29, 1996 and July 1, 1995 and cash flows for the twenty-six weeks ended June 29, 1996 and July 1, 1995. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1995 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

     Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 29, 1996 and July 1, 1995, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

5.   Earnings Per Share
     Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

For the second quarter of 1996, the company realized net income of $1,836,774 or $.30 per share versus $1,226,846 or $.20 per share for the second quarter of 1995. Results for the second quarter of 1995 were impacted by a severance charge of $950,000 and by $476,769 for the amortization of the gain on the sale of the company's distribution routes. After adjusting for related tax consequences, net income was reduced by $550,000 or $.09 per share for the severance charge while net income was increased by $254,269 or $.04 per share for the amortization of the gain. On a comparable operating basis, before the effects of the severance charge and the amortization of the gain, net income for the second quarter of 1995 was $1,522,577 or $.25 per share. Comparing this amount to second quarter 1996 net income of $1,836,774 represents an increase of 20%.

For the twenty-six weeks ended June 29, 1996, the company realized net income of $3,056,123 or $.50 per share versus $3,197,722 or $.52 per share for the comparable period in 1995. After adjusting for the severance charge ($550,000 or $.09/share) and the amortization of the gain ($508,538 or $.08/share), 1995 net income was $3,239,184 or $.53 per share.

Net sales for the second quarter of 1996 were $37,749,267 versus $36,656,188 for the second quarter of 1995, an increase of 3%. The second quarter's higher sales were due to renewed promotional activity, greater acceptance of the price increase introduced during the fourth quarter of 1995 and the inclusion of Dutch Mill's sales.

Cost of sales in the second quarter of 1996 decreased by 1% as a percent of sales compared to the second quarter of 1995 reflecting the effect of the price increase as fewer units were sold at improved margins.

Interest expense decreased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to decreased average borrowing levels.

The effective tax rates on net income for the quarters ended June 29, 1996 and July 1, 1995 were 38.6% and 42.0%, respectively, which compares to a federal statutory rate of 34%. The principal reason for the difference between the effective rates and the statutory rate in 1996 and 1995 was the effect of state income taxes.

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 29, 1996, net cash from operating activities decreased by $329,034 to $5,641,710 from $5,970,744 for the twenty-six weeks ended July 1, 1995. The decrease in net cash from operating activities was principally due to reductions in deferred taxes relative to the same period in 1995.

Net cash used for investing activities for the twenty-six weeks ended June 29, 1996 decreased by $675,824 relative to the same period in 1995 principally due to a decrease in the funds needed to finance the net owner-operator loan activity.

Net cash used for financing activities for the twenty-six weeks ended June 29, 1996 increased by $314,616 compared to the same twenty-six weeks in 1995 as the company continued to lower its overall debt level.

For the  remainder  of  1995,  the  company  anticipates  that  cash  flow  from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements including anticipated expenditures for the recently acquired Oxford facility.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits: Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

          The registrant did not file a report on Form 8-K during the thirteen weeks ended June 29, 1996.


                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TASTY BAKING COMPANY
                                              (Registrant)



  August 9, 1996                             /s/ John M. Pettine
     (Date)                         -------------------------------------------
                                               JOHN M. PETTINE
                                              VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)