Form 10-Q
period 1996-09-28
TASTY BAKING CO
filed 1996-11-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirty-nine weeks ended September 28, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


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

              Yes __X__                                 No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.50                           6,185,551
          (Title of Class)                        (No. of Shares Outstanding
                                                    at September 28, 1996

                 INDEX OF EXHIBITS IS LOCATED ON PAGE 10 OF 11.

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              September 28, 1996 and December 30, 1995.......................3

              Consolidated Condensed Statements of Operations
              Thirteen Weeks and Thirty-nine Weeks Ended
              September 28, 1996 and September 30, 1995......................4

              Consolidated Condensed Statements of Cash Flows
              Thirty-nine Weeks Ended September 28, 1996 and
              September 30, 1995.............................................5

              Notes to Consolidated Condensed Financial Statements.........6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................8-9


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..............................10

Signature...................................................................11

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                      September 28, 1996  December 30, 1995
Current assets:
     Cash                                                $    110,838        $     85,104
     Accounts and notes receivable, net of
       allowance for doubtful accounts                     20,830,826          18,630,903
     Inventories:
       Raw materials                                        1,773,084           2,202,682
       Work in progress                                       580,181             593,416
       Finished goods                                       1,033,187             467,184
                                                         ------------        ------------
                                                            3,386,452           3,263,282
     Deferred income taxes, prepayments and other           2,475,743           3,349,314
                                                         ------------        ------------
       Total current assets                                26,803,859          25,328,603
                                                         ------------        ------------
Property, plant and equipment:                            135,140,727         126,870,388
     Less accumulated depreciation                         96,636,250          91,230,770
                                                         ------------        ------------
                                                           38,504,477          35,639,618
                                                         ------------        ------------
Long-term receivables                                      10,399,701          11,074,974
                                                         ------------        ------------
Deferred income taxes                                       9,720,541           9,720,541
                                                         ------------        ------------
Miscellaneous assets and deferred charges                   3,278,650           3,539,247
                                                         ------------        ------------
Total assets                                             $ 88,707,228        $ 85,302,983
                                                         ============        ============
Current liabilities:
     Current portion of long-term debt                   $    127,720        $    127,720
     Current obligations under capital leases                 577,379             513,159
     Notes payable, banks                                   1,400,000             700,000
     Accounts payable                                       5,559,245           4,699,747
     Accrued liabilities                                    6,770,264           5,344,162
                                                         ------------        ------------
        Total current liabilities                          14,434,608          11,384,788
                                                         ------------        ------------
Long-term debt, less current portion                        5,267,152           4,576,385
                                                         ------------        ------------
Long-term obligations under capital leases,
     less current portion                                   1,290,169           1,653,134
                                                         ------------        ------------
Accrued pensions and other liabilities                     11,225,233          13,129,760
                                                         ------------        ------------
Postretirement benefits other than pensions                18,952,833          18,620,763
                                                         ------------        ------------
Shareholders' equity:
     Common stock                                           3,644,544           3,644,544
     Capital in excess of par value of stock               29,670,521          29,662,330
     Retained earnings                                     20,936,301          19,425,849
                                                         ------------        ------------
                                                           54,251,366          52,732,723
     Less:
     Treasury stock, at cost                               16,363,340          16,364,757
     Management Stock Purchase Plan
       receivables and deferrals                              350,793             429,813
                                                         ------------        ------------
                                                           37,537,233          35,938,153
                                                         ------------        ------------
Total liabilities and shareholders' equity               $ 88,707,228        $ 85,302,983
                                                         ============        ============

                See accompanying notes to consolidated condensed
                             financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the Thirteen Weeks Ended         For the Thirty-nine Weeks Ended
                                      Sept. 28, 1996    Sept. 30, 1995      Sept. 28, 1996    Sept. 30, 1995

Net Sales                             $  36,021,652      $  33,653,747      $ 109,714,528      $ 107,374,202
                                      -------------      -------------      -------------      -------------

Costs and expenses:
     Cost of sales                       22,332,536         21,815,368         68,484,501         67,984,916

     Depreciation                         1,838,336          1,850,586          5,490,835          5,560,518

     Selling, general and
        administrative                   10,472,900          9,532,556         30,068,214         28,426,247

     Severance charge                            --                 --                 --            950,000

     Interest expense                       134,564            131,219            362,138            450,286

     Other income, net                     (446,541)          (920,722)        (1,355,853)        (2,757,391)
                                      -------------      -------------      -------------      -------------

                                         34,331,795         32,409,007        103,049,835        100,614,576
                                      -------------      -------------      -------------      -------------

Income before provision
     for income taxes                     1,689,857          1,244,740          6,664,693          6,759,626
                                      -------------      -------------      -------------      -------------

Provision for income taxes:
     Current and deferred                  (637,636)          (419,797)        (2,556,349)        (2,736,961)

     Decrease in deferred
        tax asset due to
         change in tax rate                      --           (550,868)                --           (550,868)
                                      -------------      -------------      -------------      -------------

Total provision for income taxes           (637,636)          (970,665)        (2,556,349)        (3,287,829)
                                      -------------      -------------      -------------      -------------


Net income                            $   1,052,221      $     274,075      $   4,108,344      $   3,471,797
                                      =============      =============      =============      =============


Average common shares outstanding         6,185,551          6,160,102          6,177,032          6,149,346



Per share of common stock:

     Net income                       $         .17      $         .04      $         .67      $         .56
                                      =============      =============      =============      =============

     Cash dividend                    $         .14      $         .14      $         .42      $         .42
                                      =============      =============      =============      =============



                     See accompanying notes to consolidated
                        condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For the Thirty-nine Weeks Ended
                                                           Sept. 28, 1996    Sept. 30, 1995
Cash flows from (used for) operating activities
     Net income                                              $ 4,108,344      $ 3,471,797
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                          5,490,835        5,560,518
         Amortization                                             52,431           39,906
         Deferred taxes                                               --        1,426,287
         Other                                                (1,327,972)        (216,796)
     Changes in assets and liabilities
      affecting operations                                       836,077       (2,601,787)
                                                             -----------      -----------

     Net cash from operating activities                        9,159,715        7,679,925
                                                             -----------      -----------

Cash flows from (used for) investing activities
     Proceeds from owner/operator's loan repayments            3,203,559        2,461,108
     Purchase of property, plant and equipment                (8,271,305)      (3,247,329)
     Loans to owner/operators                                 (2,539,257)      (2,871,526)
     Proceeds from sale of property, plant and equipment              --           36,836
     Other                                                        63,280          (49,492)
                                                             -----------      -----------

     Net cash used for investing activities                   (7,543,723)      (3,670,403)
                                                             -----------      -----------

Cash flows from (used for) financing activities
     Additional long-term debt                                 5,000,000               --
     Dividends paid                                           (2,597,892)      (2,577,148)
     Payment of long-term debt                                (4,692,366)      (1,343,505)
     Net increase in short-term debt                             700,000               --
                                                             -----------      -----------

     Net cash used for financing activities                   (1,590,258)      (3,920,653)
                                                             -----------      -----------

     Net increase in cash                                         25,734           88,869

     Cash, beginning of year                                      85,104          147,251
                                                             -----------      -----------

     Cash, end of period                                     $   110,838      $   236,120
                                                             ===========      ===========

     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                            $   343,217      $   427,695
                                                             ===========      ===========
         Income taxes                                        $ 2,221,142      $ 3,731,877
                                                             ===========      ===========


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

2.   Purchase of Subsidiary
     On August 29, 1995, the company acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill) in exchange for 45,948 shares of the company's common stock valued at $649,000. Dutch Mill, based in Wyckoff, New Jersey, produces donuts, muffins and cakes under a variety of labels and operates principally in the New York metropolitan area. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Dutch Mill are included in the company's consolidated financial statements since the date of acquisition. The excess of the total acquisition cost over the fair value of net assets acquired of approximately $288,000 is being amortized on a straight line basis over fifteen years. The pro forma results, had the acquisition occurred at the beginning of fiscal year 1995, would not have had a significant impact on the company's consolidated results of operations.

3.   Severance Charge
     In the second quarter of 1995, the company incurred severance costs of $950,000 resulting in a charge to net income of $550,000 or $.09 per share after related tax benefit. The severance charge resulted from changes in certain management positions during the second quarter of 1995.

4.   Decrease in Net Deferred Tax Assets Due to Change in Tax Rate
     In the third quarter of 1995, under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes", the company was required to record a noncash charge to net income of $550,868 or $.09 per share. This charge resulted from a remeasuring of the company's deferred tax asset and liability accounts as a result of a decrease in the Pennsylvania Corporate Net Income Tax rate from 11.99% to 9.99%, retroactive to January 1, 1995.

5.   Interim Financial Information
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 28, 1996, and December 30, 1995 and the results of its operations for the thirteen and thirty-nine weeks ended September 28, 1996 and September 30, 1995 and cash flows for the thirty-nine weeks ended September 28, 1996 and September 30, 1995. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1995 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

     Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirty-nine weeks ended September 28, 1996 and September 30, 1995, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

6.   Earnings Per Share
     Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

For the third quarter of 1996, the company realized consolidated net income of $1,052,221 or $.17 per share versus $274,075 or $.04 per share for the third quarter of 1995. Included in the 1995 results was a noncash charge to net income of $550,868 or $.09 per share. This charge resulted from a remeasuring of the company's deferred tax asset and liability accounts in accordance with SFAS No. 109 due to a 2% decrease in the Pennsylvania Corporate Net Income Tax rate, retroactive to January 1, 1995. Further impacting the company's 1995 consolidated operating results was the amortization of the gain on the sale of the company's distribution routes which increased net income by $254,000 or $.04 per share. On a comparable operating basis, excluding the effects of the adjustment for the tax rate change and the amortization of the route gain, operating earnings were $571,000 or $.09 per share in the third quarter of 1995. Therefore, third quarter 1996 operating results of $1,052,000 or $.17 per share represent increases of 84% and 89%, respectively, over third quarter 1995 operating results.

For the thirty-nine weeks ended September 28, 1996, the company realized consolidated net income of $4,108,344 or $.67 per share versus $3,471,797 or $.56 per share for the comparable period in 1995. Year to date 1995 results were impacted by a severance charge of $950,000 resulting in an after-tax charge to net income of $550,000 or $.09 per share. On a comparable operating basis, excluding the effects of the tax rate change, the year to date amortization of the route gain and the effect of the severance charge, the comparable operating results for the thirty-nine weeks ended September 28, 1995 were $3,810,000 or $.62 per share.

Consolidated net sales for the third quarter of 1996 were $36,021,652 versus $33,653,747 for the comparable period in 1995, representing an increase of 7%. The third quarter's higher sales were due to excellent market conditions, a well planned promotional schedule, continued acceptance of the fourth quarter 1995 price increase and the inclusion of Dutch Mill's sales. Dutch Mill's net sales were responsible for 1.6% of the sales increase as the 1995 third quarter included only five weeks of sales activity versus thirteen weeks for the third quarter of 1996.

Cost of sales in the third quarter of 1996 decreased as a percentage of sales compared to the third quarter of 1995. The resulting improved gross margin is primarily due to the effect of price increases.

The decrease in other income, net for the third quarter of 1996 was primarily the result of the amortization of the gain on the sale of the company's distribution routes being completed in the fourth quarter of 1995.

The effective tax rates on consolidated net income for the quarters ended September 28, 1996 and September 30, 1995 were 37.7% and 33.7%, respectively, excluding the effect of the $550,868 charge for remeasuring the company's deferred tax asset and liability accounts in the third quarter of 1995. These rates compare to a federal statutory rate of 34% and the differences between the effective rates and the statutory rate is due to state income taxes. The charge for $550,868, which increased the tax provision in the third quarter of 1995, was made in accordance with SFAS No. 109 as noted above.

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash for working capital from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 28, 1996, net cash from operating activities increased by $1,479,790 to $9,159,715 from $7,679,925 for the comparable period in 1995. Net cash from operating activities increased over 1995 as a result of $637,000 in additional net income and increases in accounts payable and accrued insurance that were partially offset by reductions in accrued pensions.

Net cash used for investing activities for the thirty-nine weeks ended September 28, 1996 increased by $3,873,320 from the comparable period in 1995 principally due to the purchase of the Oxford facility and orders for the equipment to make it operational. Net cash used for financing activities decreased by $2,330,000 relative to the same period in 1995. This decrease is primarily the result of additional borrowings.

For the remainder of 1996, the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, revolving credit agreements and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits: Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K - The registrant did not file a report on Form 8-K during the thirteen weeks ended September 28, 1996.

          (c) Other Matters - Effective September 24, 1996, the company's common stock began trading on the New York Stock Exchange. Previously the company's common stock had been traded on the American Stock Exchange.


                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              TASTY BAKING COMPANY
                                   --------------------------------------------
                                                  (Registrant)







     November 8, 1996                         /s/ John M. Pettine
----------------------------       --------------------------------------------
          (Date)                                 JOHN M. PETTINE
                                                VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)