Form 10-K
period 1996-12-28
TASTY BAKING CO
filed 1997-03-26
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 28, 1996 (52 weeks)

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

Common Stock,
par value $.50 per share               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of voting stock held by non-affiliates as of February 14, 1997 is $77,274,041 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 1997.

                           Class                   Outstanding
                    Common Stock,
                    par value $.50              6,193,634 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Document                                                            Reference
--------                                                            ---------
Pages 12 to 30 inclusive of the Annual Report to Share-
   holders for the Fiscal Year Ended December 28, 1996               Part II
Pages 2 to 11 inclusive of the definitive Proxy Statement
   dated March 20, 1997                                              Part III
   (Note: Portions of pages 10 through 12 are not deemed "filed")

The index of exhibits is located on page number 7 of 15.


                                     1 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I



Item 1.   Business


     The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) is engaged in the manufacture and sale of a variety of small single portion cakes, pies, cookies, muffins, pretzels, brownies, pastries, donuts and miniature donuts, and cupcakes under the well established trademark, TASTYKAKE(R). These products comprise approximately 85 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 30(cent) to 75(cent) per package and family convenience packages and jumbo packs ranging from $1.99 to $3.99. The best known products with the widest sales acceptance are various cupcakes and sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate covered cakes under KANDY KAKES(R). The pies principally sell at retail for 75(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 75(cent) per package. In response to a major market trend that has been heightened considerably by the introduction of nutritional labeling, eight new low-fat cake varieties were introduced in 1995. These low-fat products are sold primarily in family convenience packages which sell at a retail price of $2.49 per package. Individual muffins were introduced in 1996, three varieties of which were low-fat. The muffins sell at a retail price of 99(cent) each.

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

     On July 1, 1996, the Registrant, through a wholly-owned subsidiary, Tasty Baking Oxford, Inc., completed the purchase of a 160,000 square foot manufacturing facility in Oxford, Chester County, Pennsylvania for $4,000,000. Tasty Baking Oxford, Inc. is now in the process of planning for and acquiring the production lines that will be placed in the facility. This facility will manufacture products under the trademark TASTYKAKE(R). It is expected that production at this facility will begin during the first quarter of 1997.

     In August 1995, the Registrant acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill). Dutch Mill, based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, cookies and cakes which are marketed primarily under the trademark DUTCH MILL(R) through distributors to retail outlets in the New York City metropolitan area. These products are sold primarily in family convenience packages at retail prices ranging from $1.99 to $2.99 per package. During 1996, the Registrant reduced Dutch Mill donut packaging from an eight-count to a six-count box, allowing them to set the regular retail price at a competitive level.

     The Registrant maintains a comprehensive advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television spot advertising and promotions with various sports teams. While the companies sponsor research and development activities, the cost is not a material item.

     The Registrant is engaged in a highly competitive business, particularly in new marketing areas where its trademarks and reputation are not well-known. Although the number of competitors varies among marketing areas and certain competitors are national companies with multiple production facilities and a nationwide distribution system, the Registrant believes it is one of the largest independent producers in the country specializing primarily in small pies and cakes. The Registrant is able to maintain a strong competitive position in its principal marketing areas through the quality of its products.

                                     2 of 15

     No difficulty was experienced in obtaining raw materials in 1996. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 1997.


     The Registrant's policies with respect to working capital items is not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

     The Registrant employs approximately 1,050 persons, including approximately 100 part-time employees.


Item 2.   Properties


     The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:


          Location                                  Primary Facility Use

          2801 Hunting Park Avenue                 Corporate Office,
          Philadelphia, PA (1)                     Production of cakes,
                                                   pies and cookies

          Fox and Roberts Streets                  Sales and Finance Offices,
          Philadelphia, PA (1)                     Data Processing
                                                   Operations, Office
                                                   Services and Warehouse

          500 Braen Avenue                         Dutch Mill Offices,
          Wyckoff, NJ (2)                          Production of donuts, cookies
                                                   and cakes

          700 Lincoln Street                       Tasty Baking Oxford Offices,
          Oxford, PA (3)                           Future production of honey
                                                   buns and other varieties of
                                                   baked goods


     (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 8 and 9 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

     (2) This property is leased under an operating lease. For a description of rental obligations, see Note 9 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

     (3) This property was purchased and is owned by Tasty Baking Oxford, Inc.

     In addition to the above, the Registrant leases various other properties used principally as local pick up and distribution points. All of these properties are sufficient for the business of the Registrant as now conducted, although certain manufacturing space is near full utilization.


                                     3 of 15

Item 3.   Legal Proceedings


     In November, 1995, the Registrant received a proposed assessment from the Internal Revenue Service ("IRS") for employment taxes based on an assertion that during the years 1990 through 1994 the Registrant's independent owner/operators were employees and not independent contractors. The Registrant has filed a formal Protest with the IRS and has held conferences with an appeals officer of the IRS. The Registrant believes that it has good grounds for the defenses which it has asserted and has a reasonable chance for favorable resolution on all issues. At this time the Registrant is unable to estimate the possible loss, if any, that may be incurred as a result of this proposed assessment. The ultimate outcome of this proposed assessment may or may not have a material impact on the Registrant's financial position or results of operations.


     The Registrant is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Registrant's business. The Registrant is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Registrant.


Item 4.   Submission of Matters to a Vote of Security Holders


     This item is not applicable.


                                     4 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL

                                                    Page(s) in Annual Report to
                                                    Shareholders for the Fiscal
                                                    Year Ended December 28, 1996
Item 5     Market for the Registrant's
           Common Stock and Related
           Shareholder Matters                              16

Item 6     Selected Financial Data                          17

Item 7     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                     13 - 15

Item 8     Consolidated Financial Statements
           and Supplementary Data:

           Summary of Significant Accounting
           Policies                                         12

           Quarterly Summary                                16

           Consolidated Statements of
           Operations and Retained Earnings                 18

           Consolidated Statements of Cash Flows            19

           Consolidated Balance Sheets                   20 - 21

           Consolidated Statements of Changes
           in Capital Accounts                              22

           Notes to Consolidated Financial
           Statements                                    23 - 30

           Report of Independent Accountants                31

Item 9     Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure

           This item is not applicable.


                                     5 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL

                                                    Page(s) in definitive
                                                    Proxy Statement

Item 10  Directors and Executive Officers
         of the Registrant                                           4 -  6

Item 11  Executive Compensation*                                     7 - 11

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                                       2 -  3

Item 13  Certain Relationship and Related
         Transactions

         With respect to certain business
         relationships of Fred C. Aldridge, Jr.,
         Esquire, director                                              5

         Section 16(a) Beneficial Ownership
         Reporting Compliance with respect to
         the late filing of Form 3 for
         G. Fred DiBona, Jr.                                            6



* Note that the sections entitled "Report of Compensation Committee on Executive Compensation" and "PERFORMANCE GRAPH" pursuant to Reg. S-K, Item 402(a)(9) are not deemed "Soliciting Material" or "filed" as part of this report.


                                     6 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 28, 1996,
                     December 30, 1995 and December 31, 1994

                                     ------

                                                                          Pages
(a)-1. List of Financial Statements

       Summary of Significant Accounting Policies           Incorporated herein
       Quarterly Summary                                    by reference to
       Consolidated Statements of Operations and            page 12 to 30
         Retained Earnings                                  inclusive of the
       Consolidated Statements of Cash Flows                Annual Report to
       Consolidated Balance Sheets                          Shareholders for the
       Consolidated Statements of Changes in Capital        fiscal year ended
         Accounts                                           December 28, 1996.
       Notes to Consolidated Financial Statements           See page 11 of 15.


(a)-2. Schedule* for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994:

       Report of Independent Accountants                                9 of 15

II.    Valuation and Qualifying Accounts                               10 of 15

(a)-3. Exhibits Index - The following Exhibit Numbers refer to
       Regulation S-K, Item 601**

        (3)     Articles of Incorporation and Bylaws of
                registrant as amended and currently effective are incorporated herein by reference to Exhibit 3 to Form 10-K report of Registrant for 1995.

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

                                     7 of 15

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

        (g) Director Retirement Plan dated October 16, 1987 is incorporated herein by reference to Exhibit
                10(h) to Form 10-K report of Registrant for 1992.

        (h) 1993 Replacement Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994 for the Annual Meeting of Shareholders on April 22, 1994.

        (i) 1994 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Form 10-K report of Registrant for 1994.

        (j) Trust Agreement dated January 19, 1990 between the company and Meridian Trust Company relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of Registrant for 1995.

       Each of exhibits 10(a) - 10(j) constitute management contracts or compensatory plans or arrangements.

        (13)    Annual Report to Shareholders for the fiscal year
                ended December 28, 1996, pages 12 to 30 only.
                (The balance of the Annual Report is not deemed
                "filed" or "Soliciting Material".)                     11 of 15

        (21)    Subsidiaries of the Registrant                         12 of 15

        (23)(a) Consent of Independent Accountants with respect
                to Form S-3 (Registration No. 33-30560) and Post-
                Effective Amendment No. 10 to Form S-8
                (Registration No. 2-55836) and Post- Effective
                Amendment No. 3 to Form S-8 (Registration No.
                33-18904) and Post- Effective Amendment No. 4 to
                Form S-3 (Registration No. 33-8427).                   13 of 15

        (b) The Registrant did not file a report on Form 8-K during the fourth quarter ended December 28, 1996.

                                     8 of 15

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
 the Board of Directors
Tasty Baking Company
Philadelphia, Pennsylvania



     Our report on the consolidated financial statements of Tasty Baking Company and subsidiaries has been incorporated by reference in this Form 10-K from page 31 of the 1996 Annual Report to the Shareholders of Tasty Baking Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 7 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
February 12, 1997


                                     9 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                  for the fiscal years ended December 28, 1996,
                    December 30, 1995 and December 31, 1994

         Column A                                      Column B            Column C      Column D      Column E
                                                                          Additions
                                                       Balance at         Charged to                   Balance at
                                                       Beginning          Costs and                      End of
        Description                                    of Period           Expenses    Deductions(1)     Period
Deducted from applicable assets:
Allowance for doubtful accounts:
      For the fiscal year ended December 28, 1996     $2,361,794           $774,976      $741,906     $2,394,864
                                                       =========           ========       =======      =========

      For the fiscal year ended December 30, 1995     $2,063,765           $785,036      $487,007     $2,361,794
                                                       =========           ========       =======      =========

      For the fiscal year ended December 31, 1994     $1,644,739           $592,040      $173,014     $2,063,765
                                                       =========           ========       =======      =========

Inventory valuation reserves:
      For the fiscal year ended December 28, 1996        $75,000            $60,386       $35,386       $100,000
                                                       =========           ========       =======      =========

      For the fiscal year ended December 30, 1995        $74,535            $12,781       $12,316        $75,000
                                                       =========           ========       =======      =========

      For the fiscal year ended December 31, 1994        $81,023           $129,847      $136,335        $74,535
                                                       =========           ========       =======      =========

Spare parts inventory reserve for obsolescence:
      For the fiscal year ended December 28, 1996       $100,000           $282,315       $82,315       $300,000
                                                       =========           ========      ========      =========

      For the fiscal year ended December 30, 1995        $73,025            $46,262       $19,287       $100,000
                                                       =========           ========       =======     ==========

      For the fiscal year ended December 31, 1994        $89,760            $23,825       $40,560        $73,025
                                                       =========           ========       =======      =========

Equipment allowance for obsolescence:
      For the fiscal year ended December 28, 1996        $25,000            $40,019       $(9,981)       $75,000
                                                       =========           ========       =======      =========

      For the fiscal year ended December 30, 1995        $19,136            $29,726       $23,862        $25,000
                                                       =========           ========       =======     ==========

      For the fiscal year ended December 31, 1994        $32,510          $ (13,374) (2)  $    --        $19,136
                                                       =========           ========       =======      =========

        (1)     Decrease due to write-off of related assets.

        (2) Reflects a reestimation of the equipment allowance for obsolescence during fiscal year 1994.

                                    10 of 15

                     TASTY BAKING COMPANY AND SUBSIDIARIES

   Annual Report to Shareholders for the fiscal year ended Decmeber 28, 1996.


                                   Exhibit 13


                                    11 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT



The Registrant owns, directly or indirectly, 100% of the outstanding capital stock of the following subsidiaries:



  Business Name of Corporation             Jurisdiction of Incorporation

  TBC Financial Services, Inc.                      Pennsylvania
  Dutch Mill Baking Company, Inc.                   New Jersey
  Tasty Baking Oxford, Inc.                         Pennsylvania


The aforementioned is included in the Consolidated Financial Statements of the Registrant filed herewith.

                                   EXHIBIT 21

                                    12 of 15

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statements of Tasty Baking Company and subsidiaries on Form S-3 (File No. 33-30560), Post-Effective Amendment No. 10 to Form S-8 (File No. 2-55836) and Post Effective Amendment No. 3 to Form S-8 (File No. 33-18904) and Post-Effective Amendment No. 4 to Form S-3 (File No. 33-8427) of our reports dated February 12, 1997, on our audits of the consolidated financial statements and financial statement schedules of Tasty Baking Company and subsidiaries as of December 28, 1996 and December 30, 1995, and for the three fiscal years in the period ended December 28, 1996, which reports are included or incorporated by reference in this Annual Report on Form 10-K.



COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
March 24, 1997

                                  EXHIBIT 23(a)

                                    13 of 15

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TASTY BAKING COMPANY




                                       By /s/ Carl S. Watts
                                         Carl S. Watts, President
                                         and Chief Executive Officer

                                    14 of 15

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                    Capacity                      Date

/s/ Philip J. Baur        Chairman of the Board             March 21, 1997
 Philip J. Baur, Jr.      and Director of Tasty
                          Baking Company


/s/ Carl S. Watts         President and Chief               March 21, 1997
 Carl S. Watts            Executive Officer and
                          Director of Tasty
                          Baking Company

/s/ Nelson G. Harris      Chairman of the                   March 21, 1997
 Nelson G. Harris         Executive Committee and
                          Director of Tasty
                          Baking Company

/s/ John M. Pettine       Vice President, Chief             March 21, 1997
 John M. Pettine          Financial and Accounting
                          Officer and Director of
                          Tasty Baking Company

/s/ Fred C. Aldridge, Jr. Director of Tasty Baking          March 21, 1997
 Fred C. Aldridge, Jr.    Company

/s/ G. Fred DiBona, Jr.   Director of Tasty Baking          March 21, 1997
 G. Fred DiBona, Jr.      Company

/s/ James L. Everett,III  Director of Tasty Baking          March 21, 1997
 James L. Everett, III    Company

/s/Judith M von Seldeneck Director of Tasty Baking          March 21, 1997
 Judith M. von Seldeneck  Company

                                    15 of 15