Form 10-Q
period 1997-03-29
TASTY BAKING CO
filed 1997-05-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirteen weeks ended March 29, 1997

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

                   Yes X                       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.50                      6,206,205
              (Title of Class)                   (No. of Shares Outstanding
                                                       at March 29, 1997)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                     1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              March 29, 1997 and December 28, 1996...........................3

              Consolidated Statements of Operations
              Thirteen weeks ended March 29, 1997 and March 30, 1996.........4

              Consolidated Condensed Statements of Cash Flows
              Thirteen Weeks Ended March 29, 1997 and March 30, 1996.........5

              Notes to Consolidated Condensed Financial Statements...........6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................7-8


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...............................9

Signature...................................................................10

                                     2 of 10

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                     March 29, 1997  December 28, 1996
Current assets:
     Cash                                             $    446,529     $    233,366
     Accounts and notes receivable, net of
       allowance for doubtful accounts                  19,776,600       16,962,591
     Inventories:
       Raw materials                                     1,796,309        1,626,877
       Work in progress                                    517,668          563,381
       Finished goods                                      557,228          665,254
                                                      ------------     ------------
                                                         2,871,205        2,855,512
     Deferred income taxes, prepayments and other        2,847,588        2,726,014
                                                      ------------     ------------
       Total current assets                             25,941,922       22,777,483

Property, plant and equipment:                         142,339,596      139,349,055
     Less accumulated depreciation                     100,057,803       98,375,648

                                                        42,281,793       40,973,407

Long-term receivables                                   10,888,268       10,288,159

Deferred income taxes                                   10,235,656       10,235,656

Miscellaneous assets and deferred charges                3,068,577        3,153,659
                                                      ------------     ------------
Total assets                                          $ 92,416,216     $ 87,428,364
                                                      ============     ============
Current liabilities:
     Current portion of long-term debt                $     27,104     $     58,340
     Current obligations under capital leases              622,514          587,336
     Notes payable, banks                                2,000,000               --
     Accounts payable                                    4,661,688        3,963,610
     Accrued liabilities                                 6,387,643        6,533,612
     Accrued income taxes                                1,385,520        1,474,887
                                                      ------------     ------------
        Total current liabilities                       15,084,469       12,617,785

Long-term debt, less current portion                     6,295,832        5,302,416

Long-term obligations under capital leases,
     less current portion                                  949,984        1,131,118

Accrued pensions and other liabilities                  11,618,528       11,203,178

Postretirement benefits other than pensions             18,605,577       18,267,013

Shareholders' equity:
     Common stock                                        3,646,594        3,644,544
     Capital in excess of par value of stock            29,880,964       29,742,513
     Retained earnings                                  23,011,904       22,265,220
                                                      ------------     ------------
                                                        56,539,462       55,652,277
     Less:
     Treasury stock, at cost                            16,294,356       16,329,055
     Management Stock Purchase Plan
       receivables and deferrals                           383,280          416,368
                                                      ------------     ------------
                                                        39,861,826       38,906,854
                                                      ------------     ------------
Total liabilities and shareholders' equity            $ 92,416,216     $ 87,428,364
                                                      ============     ============

     See accompanying notes to consolidated condensed financial statements.

                                     3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               For the Thirteen Weeks Ended
                                            March 29, 1997     March 30, 1996

Net sales                                    $ 37,454,746      $ 35,943,609
                                             ------------      ------------

Costs and expenses:
     Cost of sales                             23,172,108        22,817,332

     Depreciation                               1,695,427         1,838,798

     Selling, general and administrative       10,231,580         9,631,571

     Interest expense                             127,590           128,526

     Other income, net                           (396,427)         (453,572)
                                             ------------      ------------

                                               34,830,278        33,962,655
                                             ------------      ------------

Income before provision for income taxes        2,624,468         1,980,954

Provision for income taxes                      1,010,675           761,605
                                             ------------      ------------

Net income                                   $  1,613,793      $  1,219,349
                                             ============      ============


Average common shares outstanding               6,249,538         6,184,850


Per share of common stock:

     Net income                              $        .26      $        .20
                                             ============      ============

     Cash dividend                           $        .14      $        .14
                                             ============      ============

     See accompanying notes to consolidated condensed financial statements.

                                     4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the Thirteen Weeks Ended
                                                       March 29, 1997   March 30, 1996
Cash flows from (used for) operating activities
     Net income                                         $ 1,613,793      $ 1,219,349
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     1,695,427        1,838,798
         Amortization                                        17,680           12,691
         Other                                              833,997         (184,882)
     Changes in assets and liabilities
      affecting operations                               (2,488,534)        (827,113)
                                                        -----------      -----------

     Net cash from operating activities                   1,672,363        2,058,843
                                                        -----------      -----------

Cash flows from (used for) investing activities
     Proceeds from owner/operators' loan repayments       1,082,652        1,065,209
     Purchase of property, plant and equipment           (3,003,813)        (497,334)
     Loans to owner/operators                            (1,686,258)        (838,338)
     Other                                                   17,923           19,392
                                                        -----------      -----------

     Net cash used for investing activities              (3,589,496)        (251,071)
                                                        -----------      -----------

Cash flows from (used for) financing activities
     Additional long-term debt                            2,000,000               --
     Proceeds from sale of common stock                     181,181               --
     Dividends paid                                        (867,109)        (865,879)
     Payment of long-term debt                           (1,183,776)        (191,570)
     Net increase (decrease) in short-term debt           2,000,000         (700,000)
                                                        -----------      -----------

     Net cash from (used for) financing activities        2,130,296       (1,757,449)
                                                        -----------      -----------

     Net increase in cash                                   213,163           50,323

     Cash, beginning of year                                233,366           85,104
                                                        -----------      -----------

     Cash, end of period                                $   446,529      $   135,427
                                                        ===========      ===========

     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                       $    88,816      $   133,349
                                                        ===========      ===========
         Income taxes                                   $ 1,106,307      $   115,099
                                                        ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                                     5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Manufacturing Facility
       On July 1, 1996, the company, through a wholly-owned subsidiary, Tasty Baking Oxford, Inc., completed the purchase for $4,000,000 of a 160,000 square foot manufacturing facility in Oxford, Chester County, Pennsylvania. This facility will enable the company to manufacture products that are currently made for it by other suppliers, improve its operating margins on those products and expand new product offerings. The company completed the installation of the first manufacturing line at the facility which began making products in January, 1997. A second manufacturing line is planned for the second quarter of 1997.

2.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 29, 1997 and December 28, 1996 and the results of its operations for the thirteen weeks ended March 29, 1997 and March 30, 1996 and cash flows for the thirteen weeks ended March 29, 1997 and March 30, 1996. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1996 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

       Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 29, 1997 and March 30, 1996, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

3.     Earnings Per Share
       Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter.

                                     6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the first quarter of 1997, the company realized net income of $1,613,793 versus $1,219,349 for the first quarter of 1996. Net income per share increased to $.26 from $.20 per share for the comparable quarter of 1996. These results represent increases of 32% and 30%, respectively.

In the first quarter of 1997, net sales increased 4.2% to $37,454,746 from $35,943,609 in the first quarter of 1996. Gross sales increased 8.3% during the comparable period. The increase in gross sales for the first quarter of 1997 resulted primarily from price increases instituted by the company of approximately 7.6% and unit sales growth of approximately .7% over the first quarter of 1996. The difference between the increases of 8.3% in gross sales and 4.2% in net sales results primarily from higher promotion costs and increased commissions.

Cost of sales, as a percentage of net sales, was 61.9% and 63.5% for the first quarters of 1997 and 1996, respectively. This decrease in the current quarter was due to moderating commodity costs and continued improvements in plant operating efficiencies. These cost reductions and the price increases implemented by the company combined to improve gross margin by 8.8% in 1997.

Selling, general and administrative expenses for the first quarter of 1997 increased by $600,009 or 6.2% over the comparable period in 1996. This increase resulted primarily from a 2.6% increase in advertising costs and a 2.7% increase in selling expenses. Advertising costs were higher due to a new television campaign instituted in the first quarter of 1997. Higher selling expenses resulted from the re-alignment of the company's sales regions, increased trade show costs and consulting fees.

Interest expense remained relatively unchanged for the first quarter of 1997 versus the first quarter of 1996 as a result of increased borrowing levels being offset by lower interest rates. The decrease in other income, net for the first quarter of 1997 was the result of a decrease in rental income.

The effective tax rate for each of the quarters ended March 29, 1997 and March 30, 1996 was 38.5%, which compares to a federal statutory rate of 34%. The principle reason for the difference between the effective rates and the statutory rate in the first quarter of 1997 and 1996 was the effect of state income taxes.

In November, 1995, the company received a proposed assessment from the Internal Revenue Service (IRS) for employment taxes based on an assertion that during the years 1990 through 1994 the company's independent owner/operators were employees and not independent contractors. The company has filed a formal Protest with the IRS and has held conferences with an appeals officer of the IRS. The company believes that it has good grounds for the defenses which it has asserted and has a reasonable chance for favorable resolution on all issues. At this time the company is unable to estimate the possible loss, if any, that may be incurred as a result of this proposed assessment. The ultimate outcome of this proposed assessment may or may not have a material impact on the company's financial position or results of operations.

                                     7 of 10

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 29, 1997, net cash from operating activities decreased by $386,480 to $1,672,363 from $2,058,843 for the same period in 1996. Net cash from operating activities for the quarter ended March 29, 1997 was negatively impacted by an increase in receivables due to the higher sales volume, and a decrease in accrued income taxes. These changes were only partially offset by an increase in net income relative to the comparable quarter in 1996.

Net cash used for investing activities increased by $3,338,425 from the comparable quarter in 1996 principally due to an increase in expenditures on equipment for the new Oxford facility. Net cash from financing activities increased by $3,887,745 relative to the same period in 1996. This increase is primarily the result of a net increase in short and long-term debt relative to the prior year.

For the remainder of 1997 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                                     8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:  Exhibit 27 - Financial Data Schedule

              (b)   Reports on Form 8-K

                    The registrant did not file a report on Form 8-K during the thirteen weeks ended March 29, 1997.

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





                                         TASTY BAKING COMPANY
                                             (Registrant)

          May 8, 1997                    /s/ John M. Pettine
            (Date)                         JOHN M. PETTINE
                                         VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                                    10 of 10