Form 10-Q
period 1997-06-28
TASTY BAKING CO
filed 1997-08-11
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the twenty-six weeks ended June 28, 1997

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

              Yes X                                       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.50                           6,232,043
           (Title of Class)                       (No. of Shares Outstanding
                                                        at August 7, 1997)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                     1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          June 28, 1997 and December 28, 1996.................................3

          Consolidated Statements of Operations
          Thirteen weeks and Twenty-six weeks
          ended June 28, 1997 and June 29, 1996 ..............................4

          Consolidated Condensed Statements of Cash Flows
          Twenty-six Weeks Ended June 28, 1997 and June 29, 1996..............5

          Notes to Consolidated Condensed Financial Statements................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................7-8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ................9

Item 6.   Exhibits and Reports on Form 8-K....................................9

Signature....................................................................10

                                     2 of 10

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                        June 28, 1997      December 28, 1996
Current assets:
     Cash                                                $    175,654        $    233,366
     Accounts and notes receivable, net of
       allowance for doubtful accounts                     18,272,877          16,962,591
     Inventories:
       Raw materials                                        1,845,302           1,626,877
       Work in progress                                       596,218             563,381
       Finished goods                                         724,613             665,254
                                                         ------------        ------------
                                                            3,166,133           2,855,512
     Deferred income taxes, prepayments and other           3,596,572           2,726,014
                                                         ------------        ------------
       Total current assets                                25,211,236          22,777,483
                                                         ------------        ------------
Property, plant and equipment:                            145,096,720         139,349,055
     Less accumulated depreciation                        101,917,868          98,375,648
                                                         ------------        ------------
                                                           43,178,852          40,973,407
                                                         ------------        ------------
Long-term receivables                                      11,949,889          10,288,159
                                                         ------------        ------------
Deferred income taxes                                      10,235,656          10,235,656
                                                         ------------        ------------
Spare parts inventory and miscellaneous assets              2,937,007           3,153,659
                                                         ------------        ------------
Total assets                                             $ 93,512,640        $ 87,428,364
                                                         ============        ============
Current liabilities:
     Current portion of long-term debt                   $     27,104        $     58,340
     Current obligations under capital leases                 657,692             587,336
     Notes payable, banks                                   1,850,000                  --
     Accounts payable                                       4,745,228           3,963,610
     Accrued liabilities                                    6,674,657           6,533,612
     Accrued income taxes                                     491,517           1,474,887
                                                         ------------        ------------
        Total current liabilities                          14,446,198          12,617,785
                                                         ------------        ------------
Long-term debt, less current portion                        6,289,125           5,302,416
                                                         ------------        ------------
Long-term obligations under capital leases,
     less current portion                                     768,276           1,131,118
                                                         ------------        ------------
Accrued pensions and other liabilities                     11,955,377          11,203,178
                                                         ------------        ------------
Postretirement benefits other than pensions                18,928,596          18,267,013
                                                         ------------        ------------
Shareholders' equity:
     Common stock                                           3,646,594           3,644,544
     Capital in excess of par value of stock               29,901,952          29,742,513
     Retained earnings                                     24,249,118          22,265,220
                                                         ------------        ------------
                                                           57,797,664          55,652,277
     Less:
     Treasury stock, at cost                               16,266,198          16,329,055
     Management Stock Purchase Plan
       receivables and deferrals                              406,398             416,368
                                                         ------------        ------------
                                                           41,125,068          38,906,854
                                                         ------------        ------------
Total liabilities and shareholders' equity               $ 93,512,640        $ 87,428,364
                                                         ============        ============

                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            For the Thirteen Weeks Ended               For the Twenty-six Weeks Ended
                                         June 28, 1997         June 29, 1996         June 28, 1997         June 29, 1996
Gross Sales                              $  57,652,342         $  54,781,233         $ 113,285,582         $ 106,134,918


Less discounts and allowances              (18,678,237)          (17,031,966)          (36,856,731)          (32,442,042)
                                         -------------         -------------         -------------         -------------

Net Sales                                   38,974,105            37,749,267            76,428,851            73,692,876
                                         -------------         -------------         -------------         -------------

Costs and expenses:
     Cost of sales                          23,610,742            23,334,633            46,782,850            46,151,965

     Depreciation                            1,860,066             1,813,701             3,555,493             3,652,499

     Selling, general and
        administrative                      10,327,675             9,963,743            20,559,255            19,595,314


     Interest expense                          158,045                99,048               285,635               227,574

     Other income, net                        (415,287)             (455,740)             (811,714)             (909,312)
                                         -------------         -------------         -------------         -------------

                                            35,541,241            34,755,385            70,371,519            68,718,040
                                         -------------         -------------         -------------         -------------

Income before provision for
     income taxes                            3,432,864             2,993,882             6,057,332             4,974,836

Provision for income taxes                   1,326,230             1,157,108             2,336,905             1,918,713
                                         -------------         -------------         -------------         -------------

Net income                               $   2,106,634         $   1,836,774         $   3,720,427         $   3,056,123
                                         =============         =============         =============         =============


Average common shares outstanding            6,278,579             6,174,261             6,252,500             6,173,985


Per share of common stock:

     Net income                          $         .34         $         .30         $         .60         $         .50
                                         =============         =============         =============         =============

     Cash dividend                       $         .14         $         .14         $         .28         $         .28
                                         =============         =============         =============         =============


                     See accompanying notes to consolidated
                        condensed financial statements.


                                     4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For the Twenty-six Weeks Ended
                                                          June 28, 1997       June 29, 1996
Cash flows from (used for) operating activities
     Net income                                            $ 3,720,427         $ 3,056,123
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                        3,555,493           3,652,499
         Amortization                                           63,707              35,158
         Other                                               1,620,436             369,873
     Changes in assets and liabilities
      affecting operations                                  (2,552,172)         (1,471,943)
                                                           -----------         -----------

     Net cash from operating activities                      6,407,891           5,641,710
                                                           -----------         -----------

Cash flows from (used for) investing activities
     Purchase of property, plant and equipment              (5,788,833)         (2,470,609)
     Proceeds from owner/operators' loan repayments          1,838,209           2,604,830
     Loans to owner/operators                               (3,505,018)         (1,910,613)
     Other                                                      32,400              46,104
                                                           -----------         -----------

     Net cash used for investing activities                 (7,423,242)         (1,730,288)
                                                           -----------         -----------

Cash flows from (used for) financing activities
     Additional long-term debt                               2,000,000           3,000,000
     Proceeds from sale of common stock                        181,181                  --
     Dividends paid                                         (1,736,529)         (1,731,915)
     Payment of long-term debt                              (1,337,013)         (4,531,278)
     Net increase (decrease) in short-term debt              1,850,000            (700,000)
                                                           -----------         -----------

     Net cash from (used for) financing activities             957,639          (3,963,193)
                                                           -----------         -----------

     Net decrease in cash                                      (57,712)            (51,771)

     Cash, beginning of year                                   233,366              85,104
                                                           -----------         -----------

     Cash, end of period                                   $   175,654         $    33,333
                                                           ===========         ===========


     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                          $   228,036         $   233,946
                                                           ===========         ===========
         Income taxes                                      $ 3,470,240         $ 1,718,612
                                                           ===========         ===========

                     See accompanying notes to consolidated
                        condensed financial statements.

                                     5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Manufacturing Facility
     On July 1, 1996, the company, through a wholly-owned subsidiary, Tasty Baking Oxford, Inc., completed the purchase for $4,000,000 of a 160,000 square foot manufacturing facility in Oxford, Chester County, Pennsylvania. This facility will enable the company to manufacture products that are currently made for it by other suppliers, improve its operating margins on those products and expand new product offerings. The company completed the installation of the first manufacturing line at the facility which began making products in January, 1997. The company is currently running test trials on a second manufacturing line and expects to be producing products during the third quarter.


2.   Interim Financial Information
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 28, 1997 and December 28, 1996 and the results of its operations for the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996 and cash flows for the twenty-six weeks ended June 28, 1997 and June 29, 1996. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1996 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

     Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 28, 1997 and June 29, 1996, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

3.   Net Income Per Share
     Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

                                     6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the second quarter of 1997, the company realized net income of $2,106,634 or $.34 per share versus $1,836,774 or $.30 per share for the second quarter of 1996. These results represent increases of 14.7% and 13.3%, respectively.

For the twenty-six weeks ended June 28, 1997, the company realized net income of $3,720,427 or $.60 per share versus $3,056,123 or $.50 per share for the comparable period in 1996, an increase of 21.7% and 20%, respectively.

For the second quarter, gross sales increased 5.2% to $57,652,342, compared to $54,781,233 last year. Gross sales, less discounts and allowances resulted in a net sales increase of 3.2% to $38,974,105 compared to $37,749,267 reported last year. The increase in gross sales for the second quarter of 1997 resulted primarily from price increases instituted by the company. The difference between the increases of 5.2% in gross sales and 3.2% in net sales resulted primarily from higher promotion costs and increased discounts.

Cost of sales, as a percentage of net sales, was 60.6% and 61.8% for the second quarters of 1997 and 1996, respectively. This decrease in the current quarter was due to moderating commodity costs as well as favorable packaging costs throughout the quarter.

Selling, general and administrative expenses for the second quarter of 1997 increased by $363,932 or 3.7% over the comparable period in 1996. This increase resulted primarily from an increase in advertising costs and selling expenses. Advertising costs were higher due to a new television campaign which was instituted in the first quarter of 1997 and continued into the second quarter. The increase in selling expenses resulted from the re-alignment of the company's sales regions and expenses associated with higher sales levels.

Interest expense increased for the second quarter of 1997 versus the second quarter of 1996 as a result of increased average borrowing levels. The decrease in other income, net for the second quarter of 1997 was the result of a decrease in rental income.

The effective tax rate for each of the quarters ended June 28, 1997 and June 29, 1996 was 38.6%, which compares to a federal statutory rate of 34%. The principle reason for the difference between the effective rates and the statutory rate in the second quarter of 1997 and 1996 was the effect of state income taxes.

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

For the twenty-six weeks ended June 28, 1997, net cash from operating activities increased by $766,181 to $6,407,891 from $5,641,710 for the same period in 1996. The increase in net cash from operating activities was principally due to an increase in net income and a reduction in pension contributions versus the prior year. These favorable changes were partially offset by an increase in receivables due to higher sales.

Net cash used for investing activities for the twenty-six weeks ended June 29, 1997 increased by $5,692,954 relative to the same period in 1996 principally due to an increase in expenditures on equipment for the new Oxford facility, as well as an increase in the funds needed to finance the net owner/operator loan activity.

Net cash from financing activities for the twenty-six weeks ended June 28, 1997 increased by $4,920,832 relative to the same twenty-six weeks in 1996. The increase is primarily the result of a net increase in short and long-term debt relative to the prior year.

For the remainder of 1997 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                                     8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held on April 25, 1997.

     (b)  The directors elected at the meeting were:

                                            For        Against        Withheld

                 James L. Everett,III     4,808,071      ---          343,313
                 Nelson G. Harris         4,807,738      ---          343,646
                 Carl S. Watts            4,812,533      ---          338,851

          Other directors whose terms of office continued after the meeting are as follows: Philip J. Baur, Jr., Judith M. Von Seldeneck, Fred C. Aldridge, Jr., G. Fred DiBona, Jr., and John M. Pettine.

     (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                      For     Against  Abstain

          Approval of the Amendments
          to the Tasty Baking Company
          Management Stock Purchase Plan           3,229,672  701,387  114,413



                                                      For     Against  Abstain

          Approval of Coopers & Lybrand L.L.P.,
          as independent certified public
          accountants                              5,107,938   20,608   22,838



The foregoing matters are described in detail in the Company's proxy statement dated March 20, 1997.




Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          The registrant did not file a report on Form 8-K during the twenty-six weeks ended June 28, 1997.

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





                                                    TASTY BAKING COMPANY
                                                        (Registrant)


             August 7, 1997                      /S/ John M. Pettine
                 (Date)                             JOHN M. PETTINE
                                                   VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                                    10 of 10