Form 10-Q
period 1997-09-27
TASTY BAKING CO
filed 1997-11-10
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the thirty-nine weeks ended September 27, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to


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

                    Yes X                No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.50                          6,234,039
        (Title of Class)                       (No. of Shares Outstanding
                                                    at November 7, 1997)

                 INDEX OF EXHIBITS IS LOCATED ON PAGE 10 OF 11.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              September 27, 1997 and December 28, 1996.......................3

              Consolidated Condensed Statements of Operations
              Thirteen Weeks and Thirty-nine Weeks Ended
              September 27, 1997 and September 28, 1996......................4

              Consolidated Condensed Statements of Cash Flows
              Thirty-nine Weeks Ended September 27, 1997 and
              September 28, 1996.............................................5

              Notes to Consolidated Condensed Financial Statements...........6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................7-8


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders............9

Item 6.       Exhibits and Reports on Form 8-K...............................9

Signature     ..............................................................10

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                  September 27, 1997  December 28, 1996
------------------------------------------------------------------------------------
Current assets:
     Cash                                                 $221,450         $233,366
     Accounts and notes receivable, net of
       allowance for doubtful accounts                  20,392,524       16,962,591
     Inventories:
       Raw materials                                     1,899,991        1,626,877
       Work in progress                                    644,446          563,381
       Finished goods                                      795,581          665,254
                                                       -----------      -----------
                                                         3,340,018        2,855,512
     Deferred income taxes, prepayments and other        3,289,501        2,726,014
                                                       -----------      -----------
       Total current assets                             27,243,493       22,777,483
                                                       -----------      -----------
Property, plant and equipment:                         146,975,688      139,349,055
     Less accumulated depreciation                     103,688,860       98,375,648
                                                       -----------      -----------
                                                        43,286,828       40,973,407
                                                       -----------      -----------
Long-term receivables                                   11,484,083       10,288,159
                                                       -----------      -----------
Deferred income taxes                                   10,235,656       10,235,656
                                                       -----------      -----------
Miscellaneous assets and deferred charges                2,970,797        3,153,659
                                                       -----------      -----------
Total assets                                           $95,220,857      $87,428,364
                                                       ===========      ===========
Current liabilities:
     Current portion of long-term debt                     $27,104          $58,340
     Current obligations under capital leases              692,870          587,336
     Notes payable, banks                                2,750,000               --
     Accounts payable                                    4,469,125        3,963,610
     Accrued liabilities                                 7,507,181        6,533,612
     Accrued income taxes                                  165,772        1,474,887
                                                       -----------      -----------
        Total current liabilities                       15,612,052       12,617,785
                                                       -----------      -----------
Long-term debt, less current portion                     6,282,283        5,302,416
                                                       -----------      -----------
Long-term obligations under capital leases,
     less current portion                                  586,020        1,131,118
                                                       -----------      -----------
Accrued pensions and other liabilities                  12,117,452       11,203,178
                                                       -----------      -----------
Postretirement benefits other than pensions             19,265,727       18,267,013
                                                       -----------      -----------
Shareholders' equity:
     Common stock                                        3,646,594        3,644,544
     Capital in excess of par value of stock            30,230,206       29,742,513
     Retained earnings                                  24,573,159       22,265,220
                                                       -----------      -----------
                                                        58,449,959       55,652,277
     Less:
     Treasury stock, at cost                            16,712,320       16,329,055
     Management Stock Purchase Plan
       receivables and deferrals                           380,316          416,368
                                                       -----------      -----------
                                                        41,357,323       38,906,854
                                                       -----------      -----------
Total liabilities and shareholders' equity             $95,220,857      $87,428,364
                                                       ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                                  Page 3 to 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          For the Thirteen Weeks Ended       For the Thirty-nine Weeks Ended
                                      Sept. 27, 1997     Sept. 28, 1996     Sept. 27, 1997     Sept. 28, 1996
--------------------------------------------------------------------------------------------------------------
Gross Sales                             $53,651,996        $52,755,993       $166,937,578       $158,890,911

Less discounts and allowances           (17,607,128)       (16,734,341)       (54,463,859)       (49,176,383)
                                      -------------      -------------      -------------      -------------

Net Sales                               $36,044,868        $36,021,652       $112,473,719       $109,714,528
                                      -------------      -------------      -------------      -------------

Costs and expenses:
     Cost of sales                       22,478,742         22,332,536         69,261,592         68,484,501

     Depreciation                         1,847,134          1,838,336          5,402,627          5,490,835

     Selling, general and
        administrative                   10,077,778         10,472,900         30,637,033         30,068,214

     Interest expense                       131,732            134,564            417,367            362,138

     Other income, net                     (413,500)          (446,541)        (1,225,214)        (1,355,853)
                                      -------------      -------------      -------------      -------------

                                         34,121,886         34,331,795        104,493,405        103,049,835
                                      -------------      -------------      -------------      -------------

Income before provision
     for income taxes                     1,922,982          1,689,857          7,980,314          6,664,693

Provision for income taxes                 (726,455)          (637,636)        (3,063,360)        (2,556,349)
                                      -------------      -------------      -------------      -------------

Net income                               $1,196,527         $1,052,221         $4,916,954         $4,108,344
                                      =============      =============      =============      =============


Average common shares outstanding         6,340,140          6,185,551          6,260,762          6,177,032

Per share of common stock:

     Net income                                $.19               $.17               $.79               $.67
                                      =============      =============      =============      =============

     Cash dividend                             $.14               $.14               $.42               $.42
                                      =============      =============      =============      =============

     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the Thirty-nine Weeks Ended
                                                       Sept. 27, 1997     Sept. 28, 1996
--------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
     Net income                                          $4,916,954       $4,108,344
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     5,402,627        5,490,835
         Amortization                                       107,100           52,431
         Other                                            2,080,853       (1,327,972)
     Changes in assets and liabilities
      affecting operations                               (4,425,824)         836,077
                                                        -----------      -----------

     Net cash from operating activities                   8,081,710        9,159,715
                                                        -----------      -----------

Cash flows from (used for) investing activities
     Proceeds from owner/operator's loan repayments       2,526,332        3,203,559
     Purchase of property, plant and equipment           (7,769,331)      (8,271,305)
     Loans to owner/operators                            (3,728,396)      (2,539,257)
     Other                                                   46,536           63,280
                                                        -----------      -----------

     Net cash used for investing activities              (8,924,859)      (7,543,723)
                                                        -----------      -----------

Cash flows from (used for) financing activities
     Additional long-term debt                            2,000,000        5,000,000
     Proceeds from sale of common stock                     181,181               --
     Dividends paid                                      (2,609,015)      (2,597,892)
     Payment of long-term debt                           (1,490,933)      (4,692,366)
     Net increase in short-term debt                      2,750,000          700,000
                                                        -----------      -----------

     Net cash from (used for) financing activities          831,233       (1,590,258)
                                                        -----------      -----------

     Net increase (decrease) in cash                        (11,916)          25,734

     Cash, beginning of year                                233,366           85,104
                                                        -----------      -----------

     Cash, end of period                                   $221,450         $110,838
                                                        ===========      ===========

     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                          $348,833         $343,217
                                                        ===========      ===========
         Income taxes                                    $4,727,240       $2,221,142
                                                        ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Stock Split
On October 24, 1997, the Board of Directors approved a five-for-four stock split of the company's common stock for the shareholders of record as of November 7, 1997, to be distributed on December 1, 1997. Restatements of the shares outstanding or per share amounts have not been provided for the current period. Had the transaction occurred prior to the release of the financial statements, restatements of net income per common share would have been $.15 and $.14 for the thirteen weeks ended September 27, 1997 and September 28, 1996 respectively, and $.63 and $.53 for the thirty-nine weeks then ended.

2.   Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 27, 1997, and December 28, 1996 and the results of its operations for the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996 and cash flows for the thirty-nine weeks ended September 27, 1997 and September 28, 1996. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1996 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

Advertising expenses and certain other expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirty-nine weeks ended September 27, 1997 and September 28, 1996, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

3.   Net Income Per Share
Per share amounts are based on the weighted average number of common shares and equivalent shares outstanding during the quarter and year to date.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

For the third quarter of 1997, the company realized net income of $1,196,527 or $.19 per share versus $1,052,221 or $.17 per share for the third quarter of 1996. These results represent increases of 13.7% and 11.8%, respectively.

For the thirty-nine weeks ended September 27, 1997, the company realized net income of $4,916,954 or $.79 per share versus $4,108,344 or $.67 per share for the comparable period in 1996, representing an increase of 19.7% and 17.9%, respectively.

For the third quarter, gross sales increased 1.7% to $53,651,996, compared to $52,755,993 last year. The increase in gross sales for the third quarter of 1997 resulted primarily from price increases instituted by the company. Gross sales, less discounts and allowances, resulted in a net sales increase of .1% to $36,044,868 compared to $36,021,652 reported last year.

Cost of sales, as a percentage of net sales, was 62.4% and 62.0% for the third quarters of 1997 and 1996, respectively. The increase in the current quarter resulted from reduced efficiencies due to continued product development at the Oxford facility.

Selling, general and administrative expenses for the third quarter of 1997 decreased by $395,122 or 3.8% compared to the comparable period in 1996. This change resulted primarily from certain consulting expenses that were incurred only in the third quarter of 1996.

Interest expense remained relatively unchanged for the third quarter of 1997 versus the third quarter of 1996. The decrease in other income, net for the third quarter of 1997 was the result of a decrease in rental income.

The effective tax rates for each of the quarters ended September 27, 1997 and September 28, 1996 were 37.8% and 37.7%, respectively, which compares to a federal statutory rate of 34%. The principal reason for the difference between the effective rates and the statutory rate in the third quarter of 1997 and 1996 was the effect of state income taxes.

In November, 1995, the company received a proposed assessment from the Internal Revenue Service (IRS) for employment taxes based on an assertion that the company's independent owner/operators were employees and not independent contractors. The company continues to attempt to resolve its dispute with the IRS concerning the treatment of its independent owner/operators for payroll tax purposes. A "Closing Agreement" (the Agreement) is currently being negotiated between the company and the IRS. If the Agreement is accepted by both parties, the company would incur a pre-tax charge of approximately $1.5 to $2.0 million for tax years 1990-1997 including related expenses. In addition, the company would agree to certain changes in the treatment of its independent owner/operators for payroll tax purposes effective January 1, 1998. However, within the Agreement, there are issues that remain in dispute, some of which the company will not agree to and could cause the company to litigate its position if a satisfactory resolution is not achieved.

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flows from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flows from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 27, 1997, net cash from operating activities decreased by $1,078,005 to $8,081,710 from $9,159,715 for the comparable period in 1996. The decrease in net cash from operating activities was principally due to an increase in income tax payments and an increase in accounts receivable. These reductions to net cash from operating activities were partially offset by an increase in net income and a reduction in pension contributions compared to 1996.

Net cash used for investing activities for the thirty-nine weeks ended September 27, 1997 increased by $1,381,136 relative to the same period in 1996 principally due to an increase in owner/operator loan activity.

Net cash from financing activities for the thirty-nine weeks ended September 27, 1997 increased by $2,421,491 relative to the same thirty-nine weeks in 1996. The increase is primarily the result of an increase in short-term debt.

For the remainder of 1997, the company anticipates that cash flows from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter of the fiscal year covered by this report.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

         The registrant did not file a report on Form 8-K during the thirteen weeks ended September 29, 1997.


                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule



                                  Pgae 9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TASTY BAKING COMPANY
                                  (Registrant)



 November 7, 1997                              /s/ John M. Pettine
    (Date)                                       JOHN M. PETTINE
                                                VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)