Form 10-K405
period 1997-12-27
TASTY BAKING CO
filed 1998-03-26
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 27, 1997 (52 weeks)

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO __

The aggregate market value of voting stock held by non-affiliates as of February 13, 1998 is $113,824,946 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 1998.

                        Class                            Outstanding
                    Common Stock,
                     par value $.50                   7,790,762 shares

                  DOCUMENTS INCORPORATED BY REFERENCE

Document                                                            Reference
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 27, 1997                Part II
Pages 2 to 15 inclusive of the definitive Proxy Statement
  dated March 26, 1998                                               Part III
  (Note: Portions of pages 14 through 16 are not deemed "filed")
The index of exhibits is located on page number 7 of 16.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1. Business

         The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) is engaged in the manufacture and sale of a variety of small single portion cakes, pies, cookies, muffins, pretzels, brownies, pastries, donuts and miniature donuts, and cupcakes under the well established trademark, TASTYKAKE(R). These products comprise approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 33(cent) to 99(cent) per package and family convenience packages and jumbo packs ranging from $2.39 to $3.99. The best known products with the widest sales acceptance are various cupcakes and sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate covered cakes under KANDY KAKES(R). The pies principally sell at retail for 75(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 75(cent) per package. In 1995, the Registrant began marketing low-fat products in response to consumer reaction to nutritional labeling. Currently, the Registrant markets four varieties of low-fat cake which are sold primarily in family convenience packages and sell at a retail price of $2.49 per package. Individual muffins were introduced in 1996, three varieties of which were low-fat. The muffins sell at a retail price of 99(cent) each. In 1997, the Registrant introduced a new snack bar product, marketed under the trademark SNAK BARS(TM), replacing an existing cookie bar line. These new bars are larger and more nutritious than the line they replaced, targeting a new market. SNAK BARS are sold either individually at a retail price of 40(cent) or in family convenience packages at a retail price of $2.39.

         Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in a six state region from New York to Virginia, which is Tastykake's principal market. This method of distribution has been used since 1986. In November 1995, the Registrant received a proposed assessment from the Internal Revenue Service
(IRS) for payroll taxes on the owner/operators. The assessment was based on the assertion that the owner/operators were employees and not independent contractors. In December 1997, the Registrant entered into a Closing Agreement (Agreement) with the IRS that classifies non-incorporated owner/operators as "statutory employees" for payroll tax purposes only (see Item 3. Legal Proceedings). The Registrant believes that the Agreement will not adversely affect the distribution of Tastykake products by the independent owner/operators in any material way.

         Tastykake also distributes its products through major grocery chains in states located throughout the mid-west, southwest and south. In July 1997, the Registrant began selling certain of its Tastykake brand products to one of the leading supermarket chains in the Chicago metropolitan area and to other area outlets as well. Further supermarket expansion is planned for early 1998. Including these market areas, products are sold by distributors in approximately forty states. Tastykake also distributes its products through the TASTYKARE(TM) program, whereby consumers can call a toll-free number to order the delivery of a variety of Tastykake gift packs.

         While the three largest customers of the Tastykake division comprise a significant portion of its net sales revenue, the large number of retailers comprising the customer base ensures the availability of Tastykake products to consumers.

         On July 1, 1996, the Registrant, through a wholly-owned subsidiary, Tasty Baking Oxford, Inc., completed the purchase of a 160,000 square foot manufacturing facility in Oxford, Chester County, Pennsylvania for $4,000,000. The Oxford facility was set up to manufacture yeast raised products, under the trademark TASTYKAKE(R), that were either being provided by other suppliers or were not available for sale by Tastykake. This facility began producing honey buns in the second quarter of 1997. A second production line was completed during the fourth quarter of 1997 and began producing sweet rolls in the first quarter of 1998. Other products are planned for introduction during 1998. During 1997, all of the products from the Oxford facility were sold to the Tastykake division of the Registrant. For 1998, the Registrant has instituted two new brands: AUNT SWEETIE'S BAKERY(TM) and SNAK n' FRESH(TM). These two new brands will allow the Registrant to enter the private label, food service and institutional marketplaces with yeast raised and other products without compromising the integrity of its Tastykake brand.

         In August 1995, the Registrant acquired all of the outstanding shares of capital stock of Dutch Mill Baking Company, Inc. (Dutch Mill). Dutch Mill, based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, cookies and cakes which are marketed primarily under the trademark DUTCH MILL(R) through distributors to retail outlets in the New York city metropolitan area. These products are sold primarily in family convenience packages at retail prices ranging from $2.19 to $2.99 per package. During 1996, the Registrant reduced Dutch Mill donut packaging from an eight-count to a six-count box, allowing them to set the regular retail price at a competitive level. In the first quarter of 1998, the Registrant will make Dutch Mill donuts available to its independent owner/operators to be sold through their distribution routes.

         The Registrant maintains a comprehensive advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television spot advertising and promotions with various sports teams. While the companies sponsor research and development activities, the cost is not a material item.

         The Registrant is engaged in a highly competitive business, particularly in new marketing areas where its trademarks and reputation are not well-known. Although the number of competitors varies among marketing areas, and certain competitors are national companies with multiple production facilities and a nationwide distribution system, the Registrant believes it is one of the largest producers in the country specializing in small pies and cakes. The Registrant is able to maintain a strong competitive position in its principal marketing areas through the quality of its products.

         No difficulty was experienced in obtaining raw materials in 1997. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 1998.

         The Registrant's policies with respect to working capital items is not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

         The  Registrant   employs   approximately   1,060  persons,   including
approximately 100 part-time employees.

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

                          Location             Primary Facility Use

                  2801 Hunting Park Avenue     Corporate Office,
                  Philadelphia, PA (1)         Production of cakes,
                                               pies and cookies

                  Fox and Roberts Streets      Sales and Finance Offices,
                  Philadelphia, PA (1)         Data Processing
                                               Operations, Office
                                               Services and Warehouse

                  500 Braen Avenue             Dutch Mill Offices,
                  Wyckoff, NJ (2)              Production of donuts, muffins,
                                               cookies and cakes

                  700 Lincoln Street           Tasty Baking Oxford Offices,
                  Oxford, PA  (3)              Production of honey buns and
                                               sweet rolls, future production
                                               of other varieties of baked
                                               goods

     (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 9 and 10 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

     (2) This property is leased under an operating lease. For a description of rental obligations, see Note 10 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

     (3) This property was purchased and is owned by Tasty Baking Oxford, Inc.

         In addition to the above, the Registrant leases various other properties used principally as local pick up and distribution points. All of these properties are sufficient for the business of the Registrant as now conducted, although certain manufacturing space is near full utilization.


Item 3. Legal Proceedings

         In December 1997, the Registrant entered into the Agreement with the Internal Revenue Service relative to their proposed assessment for payroll taxes on the registrant's independent owner/operators for the years 1990 - 1997. The terms of the Agreement require that, effective December 28, 1997, non-incorporated independent owner/operators be classified as "statutory employees" for payroll tax purposes only, and that the Registrant withhold and match payroll taxes based on their estimated earnings. The Registrant anticipates that there will be no material adverse effect on future earnings as a result of the Agreement. (1)

         The Registrant is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Registrant's business. The Registrant is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Registrant.


Item 4. Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.






     (1) See Note 4 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX

FORM 10-K
ITEM NUMBER AND CAPTION                                                INCORPORATED MATERIAL
                                                                     Page(s) in Annual Report to
                                                                     Shareholders for the Fiscal
                                                                     Year Ended December 27, 1997
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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                                                INCORPORATED MATERIAL

                                                                     Page(s) in definitive
                                                                         Proxy Statement

Item 10  Directors and Executive Officers
         of the Registrant                                                    8 - 10

Item 11  Executive Compensation*                                             11 - 15

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                                                2 -  3

Item 13  Certain Relationships and Related
         Transactions

                           With respect to certain business
                           relationships of Fred C. Aldridge, Jr.,
                           Esquire, director                                    8


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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 27, 1997,
                     December 28, 1996 and December 30, 1995

                                     ------

                                                                           Pages
(a)-1.        List of Financial Statements

              Summary of Significant Accounting Policies               Incorporated herein
              Quarterly Summary                                        by reference to
              Consolidated Statements of Operations and Retained       pages 12 to 30
               Earnings                                                inclusive of the
              Consolidated Statements of Cash Flows                    Annual Report to
              Consolidated Balance Sheets                              Shareholders for the
              Consolidated Statements of Changes in Capital            fiscal year ended
               Accounts                                                December 27, 1997.
              Notes to Consolidated Financial Statements               See page 12 of 16.

(a)-2. Schedule* for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995:

              Report of Independent Accountants                               9 of 16

 II.          Valuation and Qualifying Accounts                              10 of 16

(a)-3.        Exhibits Index - The following Exhibit Numbers refer to
              Regulation S-K, Item 601**

                (3)(a) Articles of Incorporation of registrant as amended are incorporated herein by reference to Exhibit 3 to Form 10-K report of Registrant for 1995.

                (3)(b)        By-laws of  Registrant  as amended on January  23,
                              1998.                                          11 of 16

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

_______________________
 * All other schedules are omitted because they are inapplicable or not required under  Regulation  S-X or because the  required  information  is given in the financial statements and notes to financial statements.

** All other exhibits are omitted because they are inapplicable.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                               ITEM 14, CONTINUED

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

                (k) 1997 Long Term Incentive Plan is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998, filed on or about March 26, 1998.

                Each of exhibits 10(a) - 10(k) constitute management contracts or compensatory plans or arrangements.

               (13)        Annual  Report to  Shareholders  for the fiscal  year
                           ended  December 27, 1997,  pages 12 to 30 only.  (The
                           balance of the Annual Report is not deemed
                           "filed" or "Soliciting Material".)                12 of 16

               (21)        Subsidiaries of the Registrant                    13 of 16

               (23)(a)     Consent of Independent Accountants with respect
                           to Form S-3 (Registration No. 33-30560) and Post-
                           Effective Amendment No. 10 to Form S-8 (Registration
                           No. 2-55836) and Post- Effective Amendment No. 3
                           to Form S-8 (Registration No. 33-18904) and Post-
                           Effective Amendment No. 4 to Form S-3 (Registration
                           No. 33-8427).                                     14 of 16

  (b) The Registrant did not file a report on Form 8-K during the fourth quarter ended December 27, 1997.

          REPORT OF INDEPENDENT ACCOUNTANTS




         To the Shareholders and
           the Board of Directors
         Tasty Baking Company
         Philadelphia, Pennsylvania



                  Our report on the consolidated financial statements of Tasty Baking Company and subsidiaries has been incorporated by reference in this Form 10-K from page 31 of the 1997 Annual Report to the Shareholders of Tasty Baking Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 7 of this Form 10-K.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







         COOPERS & LYBRAND L.L.P.
         Philadelphia, Pennsylvania
         February 12, 1998

                                       TASTY BAKING COMPANY AND SUBSIDIARIES
                                   SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
               for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995

            Column A                                  Column B        Column C       Column D       Column E

                                                                     Additions
                                                      Balance at     Charged to                     Balance at
                                                      Beginning      Costs and                        End of
             Description                              of Period      Expenses       Deductions(1)     Period
Deducted from applicable assets:

  Allowance for doubtful accounts:
   For the fiscal year ended December 27, 1997       $2,394,864     $  499,787     $    346,099     $2,548,552
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 28, 1996       $2,361,794     $  825,145     $    792,075     $2,394,864
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 30, 1995       $2,063,765     $  785,036     $    487,007     $2,361,794
                                                     ==========     ==========     ============     ==========


 Inventory valuation reserves:
   For the fiscal year ended December 27, 1997       $  100,000     $   57,379     $     32,379     $  125,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 28, 1996       $   75,000     $   60,386     $     35,386     $  100,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 30, 1995       $   74,535     $   12,781     $     12,316     $   75,000
                                                     ==========     ==========     ============     ==========


 Spare parts inventory reserve for obsolescence:
   For the fiscal year ended December 27, 1997       $  300,000     $  294,967     $    269,967     $  325,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 28, 1996       $  100,000     $  282,315     $     82,315     $  300,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 30, 1995       $   73,025     $   46,262     $     19,287     $  100,000
                                                     ==========     ==========     ============     ==========


Equipment allowance for obsolescence:
   For the fiscal year ended December 27, 1997       $   75,000     $   25,000     $         --     $  100,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 28, 1996       $   25,000     $   40,019     $     (9,981)    $   75,000
                                                     ==========     ==========     ============     ==========

   For the fiscal year ended December 30, 1995       $   19,136     $   29,726     $     23,862     $   25,000
                                                     ==========     ==========     ============     ==========


           (1) Decrease due to write-off of related assets.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TASTY BAKING COMPANY




                                             By /s/ Carl S. Watts
                                            Carl S. Watts, Chairman, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                        Capacity                    Date
/s/ Philip J. Baur, Jr.                              Retired Chairman of the        March 27, 1998
      Philip J. Baur, Jr.                            Board and Director of
                                                     Tasty Baking Company


 /s/ Carl S. Watts                                   Chairman of the Board,         March 27, 1998
      Carl S. Watts                                  President, Chief
                                                     Executive Officer and
                                                     Director of Tasty
                                                     Baking Company


 /s/ Nelson G. Harris                                Chairman of The                March 27, 1998
      Nelson G. Harris                               Executive Committee and
                                                     Director of Tasty
                                                     Baking Company


 /s/ John M. Pettine                                 Vice President, Chief          March 27, 1998
      John M. Pettine                                Financial and Accounting
                                                     Officer and Director of
                                                     Tasty Baking Company


 /s/ Fred. C. Aldridge, Jr.                          Director of Tasty Baking       March 27, 1998
      Fred C. Aldridge, Jr.                          Company


/s/ G. Fred DiBona, Jr.                              Director of Tasty Baking       March 27, 1998
      G. Fred DiBona, Jr.                            Company


 /s/ James L. Everett, III                           Director of Tasty Baking       March 27, 1998
      James L. Everett, III                          Company


/s/ Judith M. von Seldeneck                          Director of Tasty Baking       March 27, 1998
      Judith M. von Seldeneck                        Company