Form 10-Q
period 1998-03-28
TASTY BAKING CO
filed 1998-05-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirteen weeks ended March 28, 1998

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

                 Yes X                                   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.50                             7,793,235
          (Title of Class)                          (No. of Shares Outstanding
                                                        at April 23, 1998)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                            Page


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              March 28, 1998 and December 27, 1997............................3

              Consolidated Statements of Operations
              Thirteen weeks ended March 28, 1998 and March 29, 1997..........4

              Consolidated Condensed Statements of Cash Flows
              Thirteen weeks ended March 28, 1998 and March 29, 1997..........5

              Notes to Consolidated Condensed Financial Statements............6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................7-8


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ............9

Item 6.       Exhibits and Reports on Form 8-K................................9

Signature....................................................................10

                                    2 OF 10

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                              March 28, 1998             December 27, 1997
-------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                  $          145,752           $         748,117
     Accounts and notes receivable, net of
       allowance for doubtful accounts                                             21,381,375                  18,661,411
     Inventories:
       Raw materials                                                                1,874,297                   1,940,423
       Work in progress                                                               592,098                     580,362
       Finished goods                                                                 890,049                     775,417
                                                                       --------------------------------------------------
                                                                                    3,356,444                   3,296,202
     Deferred income taxes, prepayments and other                                   3,309,938                   2,241,587
                                                                       --------------------------------------------------
       Total current assets                                                        28,193,509                  24,947,317
                                                                       --------------------------------------------------
Property, plant and equipment:                                                    150,669,238                 149,709,346
     Less accumulated depreciation                                                106,313,890                 105,501,230
                                                                       --------------------------------------------------
                                                                                   44,355,348                  44,208,116
                                                                       --------------------------------------------------
Long-term receivables                                                              11,328,694                  11,233,128
                                                                       --------------------------------------------------
Deferred income taxes                                                              11,059,696                  11,059,696
                                                                       --------------------------------------------------
Spare parts inventory and miscellaneous assets                                      3,230,289                   2,871,121
                                                                       --------------------------------------------------
Total assets                                                               $       98,167,536           $      94,319,378
                                                                       ==================================================

Current liabilities:
     Current portion of long-term debt                                     $           29,354           $          29,354
     Current obligations under capital leases                                         489,440                     543,962
     Notes payable, banks                                                             950,000                     900,000
     Accounts payable                                                               6,099,529                   4,345,944
     Accrued liabilities                                                            7,077,316                   6,817,319
     Accrued income taxes                                                             180,146                   1,826,981
                                                                       --------------------------------------------------
        Total current liabilities                                                  14,825,785                  14,463,560
                                                                       --------------------------------------------------
Long-term debt, less current portion                                                9,765,933                   7,773,053
                                                                       --------------------------------------------------
Long-term obligations under capital leases,
     less current portion                                                             499,534                     587,156
                                                                       --------------------------------------------------
Accrued pensions and other liabilities                                             12,258,405                  11,771,540
                                                                       --------------------------------------------------
Postretirement benefits other than pensions                                        18,465,607                  18,129,226
                                                                       --------------------------------------------------
Shareholders' equity:
     Common stock                                                                   4,558,243                   4,558,243
     Capital in excess of par value of stock                                       29,340,203                  29,337,938
     Retained earnings                                                             25,494,487                  24,788,276
                                                                       --------------------------------------------------
                                                                                   59,392,933                  58,684,457
     Less:
     Treasury stock, at cost                                                       16,707,854                  16,738,364
     Management Stock Purchase Plan
       receivables and deferrals                                                      332,807                     351,250
                                                                       --------------------------------------------------
                                                                                   42,352,272                  41,594,843
                                                                       --------------------------------------------------

Total liabilities and shareholders' equity                                 $       98,167,536           $      94,319,378
                                                                       ==================================================

     See accompanying notes to consolidated condensed financial statements.

                                    3 OF 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       For the Thirteen Weeks Ended
                                                                                March 28, 1998              March 29, 1997
--------------------------------------------------------------------------------------------------------------------------
     Gross Sales                                                           $       57,160,752           $      55,633,240

     Less discounts and allowances                                                (18,840,284)                (18,178,494)
                                                                           -----------------------------------------------

     Net Sales                                                                     38,320,468                  37,454,746
                                                                           ----------------------------------------------

     Costs and expenses:
         Cost of sales                                                             23,824,979                  23,172,108

         Depreciation                                                               1,751,378                   1,695,427

         Selling, general and administrative                                       10,471,017                  10,231,580

         Interest expense                                                             141,243                     127,590
         Other income, net                                                           (351,364)                   (396,427)
                                                                           -----------------------------------------------

                                                                                   35,837,253                  34,830,278
                                                                           ----------------------------------------------

     Income before provision for income taxes                                       2,483,215                   2,624,468

     Provision for income taxes                                                       842,113                   1,010,675
                                                                           ----------------------------------------------

     Net income                                                            $        1,641,102           $       1,613,793
                                                                           ==============================================

     Average common shares outstanding:              Basic                          7,791,652                   7,743,369
                                                     Diluted                        7,965,199                   7,796,711

     Per share of common stock:

     Net income - Basic and Diluted                                                      $.21                        $.21
                                                                           ==============================================
     Cash dividend                                                                       $.12                       $.112
                                                                           ==============================================

     See accompanying notes to consolidated condensed financial statements.

                                    4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the Thirteen Weeks Ended
                                                                               March 28, 1998              March 29, 1997
-------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) operating activities
     Net income                                                            $        1,641,102           $       1,613,793
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                               1,751,378                   1,695,427
         Amortization                                                                  43,651                      17,680
         Other                                                                        883,774                     833,997
     Changes in assets and liabilities
      affecting operations                                                         (3,481,810)                 (2,488,534)
                                                                       ---------------------------------------------------

     Net cash from operating activities                                               838,095                   1,672,363
                                                                       --------------------------------------------------

Cash flows from (used for) investing activities
     Proceeds from owner/operators' loan repayments                                   875,832                   1,082,652
     Purchase of property, plant and equipment                                     (2,344,325)                 (3,003,813)
     Loans to owner/operators                                                        (970,408)                 (1,686,258)
     Other                                                                               (179)                     17,923

     Net cash used for investing activities                                        (2,439,080)                 (3,589,496)
                                                                       ---------------------------------------------------

Cash flows from (used for) financing activities
     Additional long-term debt                                                      3,000,000                   2,000,000
     Proceeds from sale of common stock                                                32,775                     181,181
     Dividends paid                                                                  (934,891)                   (867,109)
     Payment of long-term debt                                                     (1,149,264)                 (1,183,776)
     Net increase in short-term debt                                                   50,000                   2,000,000
                                                                       --------------------------------------------------

     Net cash from financing activities                                               998,620                   2,130,296
                                                                       --------------------------------------------------

     Net increase (decrease) in cash                                                 (602,365)                    213,163

     Cash, beginning of year                                                          748,117                     233,366
                                                                       --------------------------------------------------

     Cash, end of period                                                   $          145,752           $         446,529
                                                                       ==================================================

     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                                          $          152,893           $          88,816
                                                                       ==================================================
         Income taxes                                                      $          235,648           $       1,106,307
                                                                       ==================================================

     See accompanying notes to consolidated condensed financial statements.

                                    5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 28, 1998 and December 27, 1997 and the results of its operations for the thirteen weeks ended March 28, 1998 and March 29, 1997 and cash flows for the thirteen weeks ended March 28, 1998 and March 29, 1997. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1997 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 28, 1998 and March 29, 1997, the difference between the actual expenses incurred and the expenses charged to operations was not material.

2.     Net Income Per Common Share
       Net income per common share is calculated according to the requirements of Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options.

                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the first quarter of 1998, the company realized net income of $1,641,102 or $.21 per share versus $1,613,793 or $.21 per share for the first quarter of 1997.

For the first quarter, gross sales increased 2.7% to $57,160,752, compared to $55,633,240 last year. Gross sales, less discounts and allowances, resulted in net sales of $38,320,468, compared to $37,454,746 reported last year, representing an increase of 2.3% which was related to a sales volume increase from promotional efforts at the Tastykake division (Tastykake) and the addition of Dutch Mill donuts to Tastykake owner/operator routes.

Cost of sales, as a percentage of gross sales, was 41.7% and 41.7% for the first quarters of 1998 and 1997, respectively. Product development costs at the Oxford facility were offset by improved manufacturing efficiencies and reduced ingredient costs.

Selling, general and administrative expenses for the first quarter of 1998 increased by $239,437 or 2.3% over the comparable period in 1997. Most of the increase can be attributed to the additional expenses from the Oxford facility, which was not in operation during the first quarter of 1997. The balance of the increase resulted from an increase in selling expenses associated with the expansion into new geographic regions and an increase in administration costs related to an upgrade of the computer system.

Interest expense increased for the first quarter of 1998 versus the first quarter of 1997 as a result of increased average borrowing levels. The decrease in other income, net for the first quarter of 1998 was the result of a decrease in rental income.

The effective tax rate was 34.0% for the quarter ended March 28, 1998 and 38.5% for the quarter ended March 29, 1997 which compares to a federal statutory rate of 34%. There was no difference between the effective rate and the statutory rate in the first quarter of 1998 because the effect of state taxes was offset principally due to tax benefits arising from passive income. The principal reason for the difference between the effective rate and the statutory rate in the first quarter of 1997 was the effect of state income taxes.

                                    7 of 10

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 28, 1998, net cash from operating activities decreased by $834,268 to $838,095 from $1,672,363 for the same period in 1997. The decrease in net cash from operating activities was principally due to an increase in prepaid expenses slightly offset by an increase in accrued expenses.

Net cash used for investing activities for the thirteen weeks ended March 28, 1998 decreased by $1,150,416 relative to the same period in 1997 principally due to a decrease in capital requirements at the Oxford facility, as well as a decrease in the funds needed to finance the net owner/operator loan activity.

Net cash from financing activities for the thirteen weeks ended March 28, 1998 decreased by $1,131,676 relative to the same thirteen weeks in 1997. The decrease is primarily the result of a net decrease in short and long-term borrowing relative to the prior year.

For the remainder of 1998 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

                                    8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits:  Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K

              The registrant did not file a report on Form 8-K during the thirteen weeks ended March 28, 1998.

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





                                               TASTY BAKING COMPANY
                                                   (Registrant)




     May 8, 1998                             /S/ John M. Pettine
       (Date)                                    JOHN M. PETTINE
                                                VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                                    10 of 10