Form 10-Q
period 1998-06-27
TASTY BAKING CO
filed 1998-08-10
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the twenty-six weeks ended June 27, 1998

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

               Yes __X__                                No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.50                           7,812,908
          (Title of Class)                        (No. of Shares Outstanding
                                                       at August 7, 1998)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          June 27, 1998 and December 27, 1997............................... 3

          Consolidated Statements of Operations
          Thirteen weeks and Twenty-six weeks
          ended June 27, 1998 and June 28, 1997 ............................ 4

          Consolidated Condensed Statements of Cash Flows
          Twenty-six Weeks Ended June 27, 1998 and June 28, 1997............ 5

          Notes to Consolidated Condensed Financial Statements.............. 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................7-8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders .............. 9

Item 6.   Exhibits and Reports on Form 8-K.................................. 9

Signature ..................................................................10

                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

----------------------------------------------------------------------------------------
                                                      June 27, 1998    December 27, 1997
----------------------------------------------------------------------------------------
Current assets:
      Cash                                             $    728,696     $    748,117
      Accounts and notes receivable, net of
        allowance for doubtful accounts                  21,333,133       18,661,411
      Inventories:
           Raw materials                                  2,078,567        1,940,423
           Work in progress                                 635,743          580,362
           Finished goods                                   561,354          775,417
                                                       -----------------------------
                                                          3,275,664        3,296,202
      Deferred income taxes, prepayments and other        3,261,935        2,241,587
                                                       -----------------------------
           Total current assets                          28,599,428       24,947,317
                                                       -----------------------------
Property, plant and equipment:                          154,323,606      149,709,346
      Less accumulated depreciation                     107,899,344      105,501,230
                                                       -----------------------------
                                                         46,424,262       44,208,116
                                                       -----------------------------
Long-term receivables                                    11,355,107       11,233,128
                                                       -----------------------------
Deferred income taxes                                    11,059,696       11,059,696
                                                       -----------------------------
Spare parts inventory and miscellaneous assets            3,290,061        2,871,121
                                                       -----------------------------
Total assets                                           $100,728,554     $ 94,319,378
                                                       =============================
Current liabilities:
      Current portion of long-term debt                $     29,354     $     29,354
      Current obligations under capital leases              434,918          543,962
      Notes payable, banks                                  950,000          900,000
      Accounts payable                                    5,226,566        4,345,944
      Accrued liabilities                                 7,243,115        8,644,300
                                                       -----------------------------
         Total current liabilities                       13,883,953       14,463,560
                                                       -----------------------------
Long-term debt, less current portion                     12,258,669        7,773,053
                                                       -----------------------------
Long-term obligations under capital leases,
      less current portion                                  420,628          587,156
                                                       -----------------------------
Accrued pensions and other liabilities                   12,826,307       11,771,540
                                                       -----------------------------
Postretirement benefits other than pensions              18,790,097       18,129,226
                                                       -----------------------------
Shareholders' equity:
      Common stock                                        4,558,243        4,558,243
      Capital in excess of par value of stock            29,414,797       29,337,938
      Retained earnings                                  25,570,586       24,788,276
                                                       -----------------------------
                                                         59,543,626       58,684,457
      Less:
      Treasury stock, at cost                            16,479,745       16,738,364
      Management Stock Purchase Plan
           receivables and deferrals                        514,981          351,250
                                                       -----------------------------
                                                         42,548,900       41,594,843
                                                       -----------------------------
Total liabilities and shareholders' equity             $100,728,554     $ 94,319,378
                                                       =============================

     See accompanying notes to consolidated condensed financial statements.

                                     3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------
                                         For the Thirteen Weeks Ended         For the Twenty-six Weeks Ended
                                       June 27, 1998      June 28, 1997      June 27, 1998      June 28, 1997
--------------------------------------------------------------------------------------------------------------
Gross Sales                            $  56,933,408      $  57,652,342      $ 114,094,160      $ 113,285,582
Less discounts and allowances            (18,572,369)       (18,678,237)       (37,412,653)       (36,856,731)
                                       ----------------------------------------------------------------------
Net Sales                                 38,361,039         38,974,105         76,681,507         76,428,851
                                       ----------------------------------------------------------------------
Costs and expenses:
     Cost of sales                        24,307,090         23,610,742         48,132,069         46,782,850

     Depreciation                          1,589,016          1,860,066          3,340,394          3,555,493

     Selling, general and
        administrative                    11,167,403         10,327,675         21,638,420         20,559,255
     Interest expense                        178,308            158,045            319,551            285,635

     Other income, net                      (357,356)          (415,287)          (708,720)          (811,714)
                                       ----------------------------------------------------------------------
                                          36,884,461         35,541,241         72,721,714         70,371,519
                                       ----------------------------------------------------------------------
Income before provision for
     income taxes                          1,476,578          3,432,864          3,959,793          6,057,332

Provision for income taxes                   462,887          1,326,230          1,305,000          2,336,905
                                       ----------------------------------------------------------------------
Net income                             $   1,013,691      $   2,106,634      $   2,654,793      $   3,720,427
                                       ======================================================================

Average common shares outstanding:
          Basic                            7,806,554          7,761,182          7,799,103          7,752,276
          Diluted                          7,985,349          7,855,889          7,975,274          7,826,300
Per share of common stock:
     Net income:  Basic                $        0.13      $        0.27      $        0.34      $        0.48
                                       ======================================================================
                  Diluted              $        0.13      $        0.27      $        0.33      $        0.48
                                       ======================================================================
     Cash dividend                     $        0.12      $       0.112      $        0.24      $       0.224
                                       ======================================================================

     See accompanying notes to consolidated condensed financial statements.

                                     4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------------
                                                       For the Twenty-six Weeks Ended
                                                       June 27, 1998    June 28, 1997
-------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
     Net income                                         $ 2,654,793      $ 3,720,427
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     3,340,394        3,555,493
         Amortization                                        88,673           63,707
         Other                                            1,709,908        1,620,436
     Changes in assets and liabilities
      affecting operations                               (4,192,095)      (2,552,172)
                                                        ----------------------------
     Net cash from operating activities                   3,601,673        6,407,891
                                                        ----------------------------
Cash flows from (used for) investing activities
     Purchase of property, plant and equipment           (6,002,255)      (5,788,833)
     Proceeds from owner/operators' loan repayments       1,732,127        1,838,209
     Loans to owner/operators                            (1,852,111)      (3,505,018)
     Other                                                   (8,566)          32,400
                                                        ----------------------------
     Net cash used for investing activities              (6,130,805)      (7,423,242)
                                                        ----------------------------
Cash flows from (used for) financing activities
     Additional long-term debt                            5,500,000        2,000,000
     Proceeds from sale of common stock                     122,150          181,181
     Dividends paid                                      (1,872,483)      (1,736,529)
     Payment of long-term debt                           (1,289,956)      (1,337,013)
     Net increase in short-term debt                         50,000        1,850,000
                                                        ----------------------------
     Net cash from financing activities                   2,509,711          957,639
                                                        ----------------------------
     Net decrease in cash                                   (19,421)         (57,712)
     Cash, beginning of year                                748,117          233,366
                                                        ----------------------------
     Cash, end of period                                $   728,696      $   175,654
                                                        ============================
     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                       $   345,733      $   228,036
                                                        ============================
         Income taxes                                   $ 1,247,575      $ 3,470,240
                                                        ============================

     See accompanying notes to consolidated condensed financial statements.

                                     5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Information
     -----------------------------
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 27, 1998 and December 27, 1997 and the results of its operations for the thirteen and twenty-six weeks ended June 27, 1998 and June 28, 1997 and cash flows for the twenty-six weeks ended June 27, 1998 and June 28, 1997. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1997 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 27, 1998 and June 28, 1997, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

2.   Net Income Per Common Share
     ---------------------------
     Net income per common share is calculated according to the Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options.

                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the second quarter of 1998, the company realized net income of $1,013,691 versus $2,106,634 for the second quarter of 1997. Net income per share decreased to $.13 from $.27 per share for the comparable quarter of 1997.

For the twenty-six weeks ended June 27, 1998, the company realized net income of $2,654,793 versus $3,720,427 for the twenty-six weeks ended June 28, 1997. Net income per share decreased to $.34 from $.48 per share for the comparable period in 1997.

For the second quarter, gross sales decreased 1.2% to $56,933,408, compared to $57,652,342 last year. Gross sales, less discounts and allowances resulted in a net sales decrease of 1.6% to $38,361,039 compared to $38,974,105 reported last year. However, our unit sales remained stable. The decrease in gross sales was the result of price reductions on certain product lines and changes in our promotion schedule. As part of the company's strategic plan to expand geographically, we had anticipated new sales volume in national sales and also in products produced in our Oxford plant. As a result, we decided to reduce our promotion schedule from the usual three weeks per quarter to two. We also decided to take price reductions on certain product lines to stabilize their sales. While we were successful in bringing stability to these product lines, the change in promotion schedule, along with the lack of anticipated new national sales volume, resulted in lower gross sales. The difference between the decreases of 1.2% in gross sales and 1.6% in net sales resulted primarily from an increase in returns partially offset by lower promotion costs.

Cost of sales, as a percentage of gross sales, was 42.7% and 41.0% for the second quarters of 1998 and 1997, respectively. This increase in the current quarter was due to the effect of the temporary price reductions on certain product lines as well as costs incurred in conjunction with product development costs at the Oxford facility.

Selling, general and administrative expenses for the second quarter of 1998 increased by $839,728 or 8.1% over the comparable period in 1997. This increase resulted primarily from an increase in selling expenses associated with the expansion into new geographic regions. Administrative costs also increased as a result of payroll taxes generated from the IRS ruling classifying owner/operators as statutory employees and costs associated with the installation of a new computer system.

Interest expense increased for the second quarter of 1998 versus the second quarter of 1997 as a result of increased average borrowing levels. The decrease in other income, net for the second quarter of 1998 was the result of a decrease in rental income.

The effective tax rate was 31.3% for the quarter ended June 27, 1998 and 38.6% for the quarter ended June 28, 1997 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the second quarter of 1998 is the result of tax benefits arising from passive income and state tax credits. The principal reason for the difference between the effective rate and the statutory rate in the second quarter of 1997 was the effect of state income taxes.

                                    7 of 10

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate positive cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 27, 1998, net cash from operating activities decreased by $2,806,218 to $3,601,673 from $6,407,891 for the same period in 1997. The decrease in net cash from operating activities was principally due to a decrease in net income and the payment made to the IRS as settlement of the dispute concerning the payroll taxes for the independent owner/operators which was accrued in 1997.

Net cash used for investing activities for the twenty-six weeks ended June 27, 1998 decreased by $1,292,437 relative to the same period in 1997 principally due to a decrease in the funds needed to finance the net owner/operator loan activity. This decrease was partially offset by an increase in expenditures on equipment to upgrade the computer system and production facilities.

Net cash from financing activities for the twenty-six weeks ended June 27, 1998 increased by $1,552,072 relative to the same twenty-six weeks in 1997. The increase is primarily the result of a net increase in long-term debt partially offset by a decrease in short-term debt relative to the prior year.

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

                                    8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders was held on April 24, 1998.

     (b)  The directors elected at the meeting were:

                                                For        Against      Withheld

           Philip J. Baur, Jr.               6,406,748       ---        375,836
           Judith M. von Seldeneck           6,411,195       ---        371,389

     Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., G. Fred DiBona, Jr., John M. Pettine, James L. Everett, III, Nelson G. Harris, and Carl S. Watts.

     (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                 For         Against     Abstain

          Approval of the Amendments to the
          Tasty Baking Company Articles of
          Incorporation and By-Laws           3,923,199     1,537,364     55,969


                                                 For         Against     Abstain

          Approval of adoption of the 1997
          Long Term Incentive Stock Option
          Plan                                5,735,043       919,828    127,713


                                                 For         Against     Abstain

          Approval of Coopers & Lybrand
          L.L.P., as independent certified
          public accountants                  6,724,446        29,447     28,689


The foregoing matters are described in detail in the Company's proxy statement dated March 26, 1998.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

     The registrant did not file a report on Form 8-K during the twenty-six weeks ended June 27, 1998.

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





                                                TASTY BAKING COMPANY
                                                    (Registrant)








   August 7, 1998                                  /S/ John M. Pettine
      (Date)                                         JOHN M. PETTINE
                                                   VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                    10 of 10