Form 10-Q
period 1998-09-26
TASTY BAKING CO
filed 1998-11-09
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 26, 1998

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

                       Yes X                             No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.50                        7,822,721
          (Title of Class)                        (No. of Shares Outstanding
                                                    at November 6, 1998)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                          Page


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              September 26, 1998 and December 27, 1997......................3

              Consolidated Statements of Operations
              Thirteen weeks and Thirty-nine weeks
              ended September 26, 1998 and September 27, 1997 ..............4

              Consolidated Condensed Statements of Cash Flows
              Thirty-nine Weeks Ended September 26, 1998
              and September 27, 1997........................................5

              Notes to Consolidated Condensed Financial Statements..........6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................7-8


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders...........9

Item 6.       Exhibits and Reports on Form 8-K..............................9

Signature..................................................................10

                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                   September 26, 1998              December 27, 1997
 Current assets:
       Cash                                                                               $ 129,675                       $ 748,117
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                 22,582,705                      18,661,411
       Inventories:
            Raw materials                                                                 1,972,895                       1,940,423
            Work in progress                                                                793,788                         580,362
            Finished goods                                                                1,066,432                         775,417
                                                                                      -------------                    ------------
                                                                                          3,833,115                       3,296,202
       Deferred income taxes, prepayments and other                                       2,846,698                       2,241,587
                                                                                      -------------                    ------------
            Total current assets                                                         29,392,193                      24,947,317
                                                                                      -------------                    ------------
 Property, plant and equipment:                                                         157,015,673                     149,709,346
       Less accumulated depreciation                                                    109,549,671                     105,501,230
                                                                                      -------------                    ------------
                                                                                         47,466,002                      44,208,116
                                                                                      -------------                    ------------
 Long-term receivables                                                                   11,028,255                      11,233,128
                                                                                      -------------                    ------------
 Deferred income taxes                                                                   11,059,696                      11,059,696
                                                                                      -------------                    ------------
 Spare parts inventory and miscellaneous assets                                           3,223,937                       2,871,121
                                                                                      -------------                    ------------
 Total assets                                                                         $ 102,170,083                    $ 94,319,378
                                                                                      =============                    ============
 Current liabilities:
       Current portion of long-term debt                                                   $ 29,354                        $ 29,354
       Current obligations under capital leases                                             380,396                         543,962
       Notes payable, banks                                                               2,000,000                         900,000
       Accounts payable                                                                   4,891,140                       4,345,944
       Accrued liabilities                                                                7,900,092                       8,644,300
                                                                                      -------------                    ------------
          Total current liabilities                                                      15,200,982                      14,463,560
                                                                                      -------------                    ------------
 Long-term debt, less current portion                                                    12,251,259                       7,773,053
                                                                                      -------------                    ------------
 Long-term obligations under capital leases,
       less current portion                                                                 341,376                         587,156
                                                                                      -------------                    ------------
 Accrued pensions and other liabilities                                                  12,673,041                      11,771,540
                                                                                      -------------                    ------------
 Postretirement benefits other than pensions                                             18,734,328                      18,129,226
                                                                                      -------------                    ------------
 Shareholders' equity:
       Common stock                                                                       4,558,243                       4,558,243
       Capital in excess of par value of stock                                           29,414,797                      29,337,938
       Retained earnings                                                                 25,965,554                      24,788,276
                                                                                      -------------                    ------------
                                                                                         59,938,594                      58,684,457
       Less:
       Treasury stock, at cost                                                           16,501,533                      16,738,364
       Management Stock Purchase Plan
            receivables and deferrals                                                       467,964                         351,250
                                                                                      -------------                    ------------
                                                                                         42,969,097                      41,594,843
                                                                                      -------------                    ------------
 Total liabilities and shareholders' equity                                           $ 102,170,083                    $ 94,319,378
                                                                                      =============                    ============

     See accompanying notes to consolidated condensed financial statements.

                                    3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            For the Thirteen Weeks Ended      For the Thirty-nine Weeks Ended
                                       Sept. 26, 1998     Sept. 27, 1997     Sept. 26, 1998     Sept. 27, 1997
Gross Sales                            $  57,265,322      $  53,651,996      $ 171,359,482      $ 166,937,578
Less discounts and allowances            (20,441,486)       (17,607,128)       (57,850,544)       (54,463,859)
                                       -------------      -------------      -------------      -------------
Net Sales                                 36,823,836         36,044,868        113,508,938        112,473,719
                                       -------------      -------------      -------------      -------------
Costs and expenses:
     Cost of sales                        22,790,068         22,478,742         70,922,137         69,261,592

     Depreciation                          1,656,291          1,847,134          4,996,685          5,402,627

     Selling, general and
        administrative                    10,520,967         10,077,778         32,162,982         30,637,033

     Interest expense                        183,326            131,732            502,877            417,367

     Other income, net                      (339,873)          (413,500)        (1,048,593)        (1,225,214)
                                       -------------      -------------      -------------      -------------
                                          34,810,779         34,121,886        107,536,088        104,493,405
                                       -------------      -------------      -------------      -------------

Income before provision for
     income taxes                          2,013,057          1,922,982          5,972,850          7,980,314

Provision for income taxes                   680,540            726,455          1,985,540          3,063,360
                                       -------------      -------------      -------------      -------------
Net income                             $   1,332,517      $   1,196,527      $   3,987,310      $   4,916,954
                                       -------------      -------------      -------------      -------------


Average common shares outstanding:

          Basic                            7,812,542          7,784,274          7,803,583          7,762,942

          Diluted                          7,925,851          7,902,045          7,958,800          7,851,549

Per share of common stock:

     Net income:  Basic                $        0.17      $        0.15      $        0.51      $        0.63
                                       =============      =============      =============      =============
                  Diluted              $        0.17      $        0.15      $        0.50      $        0.63
                                       =============      =============      =============      =============
     Cash dividend                     $        0.12      $       0.112      $        0.36      $       0.336
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

                                    4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Thirty-nine Weeks Ended
                                                  September 26, 1998   September 27, 1997
Cash flows from (used for) operating activities
     Net income                                         $ 3,987,310      $ 4,916,954
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     4,996,685        5,402,627
         Amortization                                       133,503          107,100
         Other                                            1,535,511        2,080,853
     Changes in assets and liabilities
      affecting operations                               (5,262,330)      (4,425,824)
                                                        -----------      -----------

     Net cash from operating activities                   5,390,679        8,081,710
                                                        -----------      -----------

Cash flows from (used for) investing activities
     Purchase of property, plant and equipment           (8,700,286)      (7,769,331)
     Proceeds from owner/operators' loan repayments       2,431,492        2,526,332
     Loans to owner/operators                            (2,223,593)      (3,728,396)
     Other                                                    2,288           46,536
                                                        -----------      -----------

     Net cash used for investing activities              (8,490,099)      (8,924,859)
                                                        -----------      -----------

Cash flows from (used for) financing activities
     Additional long-term debt                            5,500,000        2,000,000
     Proceeds from sale of common stock                     122,150          181,181
     Dividends paid                                      (2,810,032)      (2,609,015)
     Payment of long-term debt                           (1,431,140)      (1,490,933)
     Net increase in short-term debt                      1,100,000        2,750,000
                                                        -----------      -----------

     Net cash from financing activities                   2,480,978          831,233
                                                        -----------      -----------

     Net decrease in cash                                  (618,442)         (11,916)

     Cash, beginning of year                                748,117          233,366
                                                        -----------      -----------

     Cash, end of period                                $   129,675      $   221,450
                                                        ===========      ===========

     Supplemental Cash Flow Information:
     Cash paid during the period for:
         Interest                                       $   565,237      $   348,833
                                                        ===========      ===========
         Income taxes                                   $ 1,512,267      $ 4,727,240
                                                        ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                                    5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 26, 1998 and December 27, 1997 and the results of its operations for the thirteen and thirty-nine weeks ended September 26, 1998 and September 27, 1997 and cash flows for the thirty-nine weeks ended September 26, 1998 and September 27, 1997. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1997 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirty-nine weeks ended September 26, 1998 and September 27, 1997, the difference between the actual expenses incurred and the expenses charged to operations was not significant.

2.     Net Income Per Common Share
       Net income per common share is calculated according to the Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share
       - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options.

                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the third quarter of 1998, the company realized net income of $1,332,517 versus $1,196,527 for the third quarter of 1997. Net income per share increased to $.17 from $.15 per share for the comparable quarter of 1997. These results represent increases of 11.4% and 13.3%, respectively.

For the thirty-nine weeks ended September 26, 1998, the company realized net income of $3,987,310 versus $4,916,954 for the thirty-nine weeks ended September 27, 1997. Net income per share decreased to $.50 from $.63 per share for the comparable period in 1997.

For the third quarter, gross sales increased 6.7% to $57,265,322, compared to $53,651,996 last year. Gross sales, less discounts and allowances resulted in a net sales increase of 2.2% to $36,823,836 compared to $36,044,868 reported last year. The increase in gross sales resulted from an increase in volume due to geographic expansion through new distribution agreements in addition to price increases instituted during the third quarter. The difference between the increases of 6.7% in gross sales and 2.2% in net sales resulted primarily from a substantial increase in promotional activity during the quarter to support market development efforts as well as the August price increase.

Cost of sales, as a percentage of gross sales, was 39.8% and 41.9% for the third quarters of 1998 and 1997, respectively. This decrease in the current quarter was due to the effect of the August price increase as well as efficiencies generated from the increase in sales volume.

Selling, general and administrative expenses for the third quarter of 1998 increased by $443,189 or 4.4% over the comparable period in 1997. This increase resulted primarily from an increase in selling expenses associated with the expansion into new geographic regions. Administrative costs also increased as a result of payroll taxes generated from the IRS ruling classifying owner/operators as statutory employees and costs associated with the installation of a new computer system.

Interest expense increased for the third quarter of 1998 versus the third quarter of 1997 as a result of increased average borrowing levels. The decrease in other income, net for the third quarter of 1998 was the result of a decrease in rental income.

The effective tax rate was 33.8% for the quarter ended September 26, 1998 and 37.8% for the quarter ended September 27, 1997 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the third quarter of 1998 is the result of tax benefits arising from passive income and state tax credits. The principal reason for the difference between the effective rate and the statutory rate in the third quarter of 1997 was the effect of state income taxes.

Year 2000 Issue

The company has been engaged in an ongoing process to determine the effect that the change to the year 2000 (Y2K) will have on operations.

                                    7 of 10

The company has completed an assessment of its internal hardware and software information technology systems and has determined that the systems will be Y2K compliant. During 1998, all new, Y2K compliant, hardware was installed. New business system software is currently being installed, the implementation of which will be completed during the second quarter of 1999. The software supplier has warranted that this system is Y2K compliant, which will be verified when the system is in place. The decisions to replace these systems were primarily based on the ongoing and expected future company and industry requirements and the inability of the current applications to meet these expectations. The company has not accelerated the plans to replace these systems because of the Y2K issue. The company utilizes an automated hand-held sales order system which is, however, not currently Y2K compliant. The vendor offers a "patch" to fix this Y2K problem, the cost of which is immaterial and would be expensed when incurred. Alternatively, the company may decide to accelerate the upgrade of this system, given its age and limited capacity, which will also solve the Y2K problem. If this system were to be upgraded, the company estimates the total cost to be $3.7 million which would be capitalized in 1999.

A committee has been formed that completed an inventory of all manufacturing systems to determine Y2K compliance. The cost to update certain systems in order to avoid any Y2K complications is immaterial and updates have been scheduled for 1999.

During the fourth quarter of 1998, a questionnaire will be sent to all major vendors and customers, that have not already been confirmed, to determine their level of Y2K compliance. The company plans to have an evaluation of major vendors and customers by the end of the year. Some uncertainties may exist regarding the responses from these vendors and customers and there may be a certain amount of risk associated with these uncertainties. In any event, the company will make alternative plans as necessary.

To date, the company has not incurred any significant costs related to the assessment of, and preliminary efforts in connection with, its Y2K issues. Based on the evaluations to date, the company does not anticipate any significant complications related to Y2K or any significant costs to avoid those complications. The company also feels that all Y2K problems will be identified and resolved in a timely manner.

Financial Condition

The company has consistently demonstrated the ability to generate positive cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 26, 1998, net cash from operating activities decreased by $2,691,031 to $5,390,679 from $8,081,710 for the same period in 1997. The decrease in net cash from operating activities was principally due to a decrease in net income and the payment made to the IRS as settlement of the dispute concerning payroll taxes for the independent owner/operators, which was accrued in 1997.

Net cash used for investing activities for the thirty-nine weeks ended September 26, 1998 decreased by $434,760 relative to the same period in 1997 principally due to a decrease in the funds needed to finance the net owner/operator loan activity. This decrease was partially offset by an increase in expenditures on equipment to upgrade the computer system and production facilities.

Net cash from financing activities for the thirty-nine weeks ended September 26, 1998 increased by $1,649,745 relative to the same thirty-nine weeks in 1997. The increase is primarily the result of a net increase in long-term debt partially offset by a decrease in short-term debt relative to the prior year.

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

Item 5. Other Information

     Shareholders of the company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission (SEC) and the company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the company's 1999 annual meeting, under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the Exchange Act), such proposal must be received by the company on or before December 1, 1998.

     In connection with the company's 1999 annual meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the company on or before February 9, 1999, the company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

     The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the company's annual meeting, is qualified in its entirety by reference to the company's bylaws.

     All shareholder proposals and notices should be directed to the Secretary of the company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania, 19129.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits:  Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K

     The registrant did not file a report on Form 8-K during the thirty-nine weeks ended September 26, 1998.

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



                                             TASTY BAKING COMPANY
                                                 (Registrant)


      November 9, 1998                        /S/ John M. Pettine
         (Date)                                  JOHN M. PETTINE
                                                VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                                    10 of 10