Form 10-K405
period 1998-12-26
TASTY BAKING CO
filed 1999-03-25
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 26, 1998 (52 weeks)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO __

The aggregate market value of voting stock held by non-affiliates as of February 12, 1999 is $93,241,121 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1999.

                Class                             Outstanding
            Common Stock,
            par value $.50                       7,825,888 shares

         DOCUMENTS INCORPORATED BY REFERENCE

Document                                                               Reference
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 26, 1998                   Part II
Pages 2 to 10 inclusive of the definitive Proxy Statement
  dated March 23, 1999                                                  Part III
  (Note: Portions of pages 9 through 11 are not deemed "filed")
The index of exhibits is located on page number 7 of 16.

                                    1 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business

         The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts and miniature donuts, cupcakes, and snack bars under the well established trademark, TASTYKAKE(R). These products comprise approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 50(cent) to 79(cent) per package and family convenience packages ranging from $2.39 to $2.59. The pies principally sell at a retail price of 79(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 79(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate covered cakes under KANDY KAKES(R). Currently, the Registrant markets two varieties of low-fat cake which are sold individually at a retail price of 50(cent) or in family convenience packages at a retail price of $2.59. In 1998 individual muffins and pastries that were manufactured for the Registrant by another vendor were discontinued. Two varieties of enrobed cake were added to the Tastykake product line during 1998. These snack cakes are manufactured by the Registrant and sold under the trademark KREME BARS(TM) either individually at a retail price of 79(cent) or in family convenience packages at a retail price of $2.59. Also during 1998 two varieties of boxed cookies and 4 varieties of a new snack cake TROPICAL DELIGHTS(TM) were added to the Tastykake product line. The cookies are sold at a retail price of $2.99 and the snack cakes are sold individually at a retail price of 50(cent) or in family convenience packages at a retail price of $2.59.

         The Dutch Mill facility, Dutch Mill Baking Company, Inc. (Dutch Mill), based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, cookies and cakes primarily under the trademark DUTCH MILL(R). Dutch Mill's direct sales are made through distributors to retail outlets in the New York City metropolitan area. Tastykake also purchases these products to be sold through its methods of distribution. These products are sold primarily in family convenience packages at retail prices ranging from $2.19 to $2.99 per package.

         The Oxford facility, Tasty Baking Oxford, Inc., located in Oxford, Chester County, Pennsylvania, currently manufactures yeast raised products, under the trademarks TASTYKAKE(R) and SNAK n' FRESH(TM). This facility began producing honey buns in the second quarter of 1997. A second production line was completed during the fourth quarter of 1997 and began producing several varieties of pastry products during 1998. In the first quarter of 1999 muffins will be introduced. During 1998, all of the products from the Oxford facility were sold to the Tastykake division of the Registrant. In 1997 the Registrant instituted two new brands: AUNT SWEETIE'S BAKERY(TM) and SNAK n' FRESH(TM). These two new brands will allow the Registrant to enter the private label, food service and institutional marketplaces with yeast raised and other products without compromising the integrity of its TASTYKAKE(R) brand.

         Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in New York, New Jersey, Pennsylvania, Delaware, Maryland and Virginia, which make up Tastykake's principal market. This method of distribution has been used since 1986. Tastykake also distributes its products through major grocery chains in states located throughout the mid-west, southwest and south. The Registrant formed alliances with distributors who can handle the Tastykake product line most effectively in order to promote geographic expansion. Products are now sold by distributors in forty-seven states, Puerto Rico and Canada. Tastykake also distributes its products through the TASTYKARE(TM) program, whereby consumers can call a toll-free number to order the delivery of a variety of Tastykake gift packs.

         The Registrant has been in the process of upgrading the entire computer system for all its divisions which will enable the Registrant to coordinate a wide range of activities and will eventually link to large customers and suppliers. The total conversion is expected to be complete by the fourth quarter of 1999. The Registrant also began a $22 million modernization program for the manufacturing facility in Philadelphia, Pennsylvania. The program will be completed in phases, and is expected to take three years. Phase I of the program, the complete renovation of the Krimpet and Junior production and packaging lines, began in 1998. These renovations are expected to increase productivity and efficiency.

         While the three largest customers of the Tastykake division comprise a significant portion of its net sales revenue, the large number of retailers comprising the customer base ensures the availability of Tastykake products to consumers in the principal market area.


                                    2 of 16

         The Registrant maintains a comprehensive advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio advertising and promotions with various sports teams. While the companies sponsor research and development activities, the cost is not a material item.

         The Registrant is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities and a nationwide distribution system. The Registrant believes it is one of the largest producers in the country specializing in premium single portion pies and cakes. The Registrant is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition.

         Outside of its principal market area, the Registrant's trademarks and reputation for quality are not well-known. In these markets, the Registrant competes for the limited shelf space available from retailers chiefly on price, quality and the ability to sell its products (i.e. consumer acceptance).

         The Registrant has a significant market position throughout its principal marketing area. Outside of the principal market area, its market share is generally small. Its principal competitor in the premium snack cake market throughout the country is Interstate Baking Corporation, with its three (3) brands - Hostess, Dolly Madison and, since September 1998, Drakes. There are also local independent bakers which compete in a number of regional markets. Interstate Baking Corporation is a large publicly-held corporation which has achieved national recognition of its "Hostess" brand name through national advertising and competes on price, quality and brand name recognition. It also is heavily promoting its Drakes product line in areas where the Registrant is attempting to expand its market share. Little Debbie, a large privately-held company, competes in the snack cake market, principally as a low price snack cake.

         No difficulty was experienced in obtaining raw materials in 1998. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 1999.

         The Registrant's policies with respect to working capital items is not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

         The  Registrant   employs   approximately   1,100  persons,   including
approximately 140 part-time employees.

Year 2000 disclosure

         The Registrant has been engaged in an ongoing process to determine the effect that the change to the year 2000 (Y2K) will have on operations. The Registrant has completed an assessment of its internal hardware and software information technology systems and has determined that the systems will be Y2K compliant. During 1998, all new, Y2K compliant, hardware was installed. New business system software is currently being installed, the implementation of which will be completed during the third quarter of 1999. The software supplier has warranted that this system is Y2K compliant, which will be verified when the system is in place. The decisions to replace these systems were primarily based on the ongoing and expected future company and industry requirements and the inability of the current applications to meet these expectations. The Registrant has not accelerated the plans to replace these systems because of the Y2K issue.

         The Registrant utilizes an automated hand-held sales order system which is, however, not currently Y2K compliant. The existing system is going to be repaired by the vendor during 1999 to bring it into Y2K compliance. If repair was not an option, the Registrant could replace the entire system with a new Y2K compliant one at an approximate cost of $3.7 million. The worst case scenario would be if the system failed, despite our efforts, when the year changed to 2000. If this were to occur, the Registrant and the route operators would have to revert to the manual system of ordering product during the down time of repair or replacement. Additional personnel would be required to handle the inefficiencies of a manual sales order system. The Registrant does not expect this to occur but makes the disclosure to indicate that there are viable alternatives.

         The Registrant formed a committee to take an inventory of all manufacturing systems to determine Y2K compliance. Some of the major items were identified in 1998. The raw ingredient distribution machinery has already been corrected to resolve a Y2K problem; the cost was immaterial. The Registrant received positive responses to inquiries regarding the Y2K compliance of certain manufacturing equipment from the individual manufacturers of the equipment. There are minor repairs that will have to be made to computers in the manufacturing system to prevent Y2K complications. The production department budgeted $40,000 to handle these repairs during 1999. More evaluations of the manufacturing systems will continue to be made during 1999.

                                    3 of 16

         The Registrant will be evaluating, in the form of a questionnaire, all major vendors and customers for Y2K compliance. There are limitations to the amount of reliance the Registrant can place on the responses to these questionnaires considering the respondents have to rely on responses from their suppliers and customers. Should any suppliers have complications going into the year 2000 the Registrant has alternative suppliers. In the case of major customers, the Registrant does not have a single customer whose purchases exceed 10% of the net sales of the Registrant. The three top customers contributed 7.8%, 3.9% and 2.8% respectively to net sales in 1998. If any of these customers were to have complications, more of the product would be sold through other retailers. Since ordering for most customers in the principal marketing area is accomplished by independent route operators and not by the retailer directly, any losses in revenues the Registrant would incur would not be expected to be material.

         To date, the Registrant has not incurred any significant costs related to the assessment of, and preliminary efforts in connection with, its Y2K issues. Based on the evaluations to date, the Registrant does not anticipate any significant complications related to Y2K or any significant costs to avoid those complications.

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

                  Location                     Primary Facility Use

            2801 Hunting Park Avenue         Corporate Office,
            Philadelphia, PA (1)             Production of cakes,
                                             pies and cookies

            Fox and Roberts Streets          Sales and Finance Offices,
            Philadelphia, PA (1)             Data Processing
                                             Operations, Office
                                             Services and Warehouse

            500 Braen Avenue                 Dutch Mill Offices,
            Wyckoff, NJ (2)                  Production of donuts,
                                             cookies and cakes

            700 Lincoln Street               Tasty Baking Oxford Offices,
            Oxford, PA  (3)                  Production of honey buns,
                                             pastries and muffins, future
                                             production of other varieties
                                             of baked goods

         (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 7 and 8 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

         (2) This property is leased under an operating lease. For a description of rental obligations, see Note 8 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

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

                                    4 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                          INCORPORATED MATERIAL

                                                 Page(s)  in  Annual  Report  to
                                                 Shareholders   for  the  Fiscal
                                                 Year Ended December 26, 1998
Item 5   Market for the Registrant's
         Common Stock and Related
         Shareholder Matters                                    16

Item 6   Selected Financial Data                                17

Item 7   Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                         13 - 15

Item 7a  Quantitative and Qualitative Disclosure           23 - 24
         about market risk

         The  Registrant  has certain  floating  rate debt
         notes.  Under  current  market  conditions,   the
         Registrant  believes  that  changes  in  interest
         rates  would  not have a  material  impact on the
         financial  statements  of  the  Registrant.   The
         Registrant  also has notes  receivable from owner
         operators  whose rates  adjust every three years,
         and, therefore,  would offset the fluctuations in
         the  Registrant's  notes payable.  The Registrant
         also   has  the   right  to  sell   these   notes
         receivable,  and  could  use  these  proceeds  to
         liquidate  a  corresponding  amount  of the  debt
         notes  payable.   Information  on  the  debt  and
         receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 5,6 and
         4, respectively, in the 1998 Annual Report to Shareholders.

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

                                    5 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                              INCORPORATED MATERIAL

                                                 Page(s)  in  definitive   Proxy
                                                 Statement

Item 10  Directors and Executive Officers
         of the Registrant                                  4 - 6

Item 11  Executive Compensation*                            7 - 10

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                              2 - 3

Item 13  Certain Relationships and Related
         Transactions

                   With respect to certain business
                   relationships of Fred C. Aldridge, Jr.,
                   Esquire, director                        4 - 5





                  *Note  that the  sections  entitled  "REPORT  OF  COMPENSATION
                   COMMITTEE ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH" pursuant to Reg. S-K, Item 402(a)(9) are not deemed "soliciting material" or "filed" as part of this report.



                                    6 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 26, 1998,
                     December 27, 1997 and December 28, 1996

                                     ------

                                                                                         Pages
(a)-1.        List of Financial Statements

                  Summary of Significant Accounting Policies                         Incorporated herein
                  Quarterly Summary                                                  by reference to
                  Consolidated Statements of Operations and Retained                 pages 12 to 30
                   Earnings                                                          inclusive of the
                  Consolidated Statements of Cash Flows                              Annual Report to
                  Consolidated Balance Sheets                                        Shareholders for the
                  Consolidated Statements of Changes in Capital                      fiscal year ended
                   Accounts                                                          December 26, 1998.
                  Notes to Consolidated Financial Statements                         See page 12 of 16.

(a)-2. Schedule* for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996:

              Report of Independent Accountants                                            9 of 16

 II.          Valuation and Qualifying Accounts                                           10 of 16

(a)-3.        Exhibits Index - The following Exhibit Numbers refer to
              Regulation S-K, Item 601**

                 (3)  (a)     Articles of Incorporation of Registrant as amended          11 of 16
                              on May 7, 1998.

                      (b) By-laws of Registrant as amended are incorporated herein by reference to Exhibit 3 to Form 10-K report of Registrant for 1997.

                (10)  (a)     1991 Long-term Incentive Plan, effective as of
                              January  1,  1991,  is   incorporated   herein  by
                              reference  to  Exhibit  10 to Form 10-K  report of
                              Registrant for 1990.

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

  *All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

 ** All other exhibits are omitted because they are inapplicable.


                                    7 of 16

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

                   (k) 1997 Long Term Incentive Plan is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

         Each of exhibits 10(a) - 10(k) constitute management contracts or compensatory plans or arrangements.

               (13)        Annual  Report to  Shareholders  for the fiscal  year
                           ended  December 26, 1998,  pages 12 to 31 only.  (The
                           balance of the Annual Report is not deemed
                           "filed" or "soliciting material".)                                    12 of 16

               (21)        Subsidiaries of the Registrant                                        13 of 16

               (23)(a)     Consent of Independent Accountants                                    14 of 16


  (b) The Registrant did not file a report on Form 8-K during the fourth quarter ended December 26, 1998.

                                    8 of 16

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and
  the Board of Directors
Tasty Baking Company
Philadelphia, Pennsylvania



         Our audits of the consolidated financial statements referred to in our report dated February 10, 1999, appearing on page 31 of the 1998 Annual Report to the Shareholders of Tasty Baking Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 10, 1999


                                    9 of 16

                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                   SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                     for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996


             Column A                                   Column B           Column C           Column D            Column E
                                                                           Additions
                                                        Balance at         Charged to                             Balance at
                                                        Beginning          Costs and                              End of
            Description                                 of Period          Expenses           Deductions(1)       Period

Deducted from applicable assets:

Allowance for doubtful accounts:
  For the fiscal year ended December 26, 1998           $2,548,552         $  716,000         $  415,014          $2,849,538
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 27, 1997           $2,394,864         $  499,787         $  346,099          $2,548,552
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 28, 1996           $2,361,794         $  825,145         $  792,075          $2,394,864
                                                        ==========         ==========         ==========          ==========

Inventory valuation reserves:
  For the fiscal year ended December 26, 1998           $  125,000         $   78,225         $   68,225          $  135,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 27, 1997           $  100,000         $   57,379         $   32,379          $  125,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 28, 1996           $   75,000         $   60,386         $   35,386          $  100,000
                                                        ==========         ==========         ==========          ==========


Spare parts inventory reserve for obsolescence:
  For the fiscal year ended December 26, 1998           $  325,000         $   29,762         $   14,762          $  340,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 27, 1997           $  300,000         $  294,967         $  269,967          $  325,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 28, 1996           $  100,000         $  282,315         $   82,315          $  300,000
                                                        ==========         ==========         ==========          ==========


Equipment allowance for obsolescence:
  For the fiscal year ended December 26, 1998           $  100,000         $   44,348         $   (5,652)         $  150,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 27, 1997           $   75,000         $   25,000         $       --          $  100,000
                                                        ==========         ==========         ==========          ==========

  For the fiscal year ended December 28, 1996           $   25,000         $   40,019         $   (9,981)         $   75,000
                                                        ==========         ==========         ==========          ==========

  (1) Decrease due to write-off of related assets.

                                    10 of 16

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



                                    11 of 16

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                    Capacity                     Date

/s/ Philip J. Baur, Jr.                              Retired Chairman of the        March 26, 1999
------------------------------------------           Board and Director of
      Philip J. Baur, Jr.                            Tasty Baking Company



 /s/ Carl S. Watts                                   Chairman of the Board,         March 26, 1999
------------------------------------------           President, Chief
      Carl S. Watts                                  Executive Officer and
                                                     Director of Tasty
                                                     Baking Company



 /s/ Nelson G. Harris                                Chairman of The                March 26, 1999
------------------------------------------           Executive Committee and
      Nelson G. Harris                               Director of Tasty
                                                     Baking Company



 /s/ John M. Pettine                                 Executive Vice President,      March 26, 1999
------------------------------------------           Chief Financial and
      John M. Pettine                                Accounting Officer and
                                                     Director of Tasty Baking
                                                     Company



 /s/ Fred. C. Aldridge, Jr.                          Director of Tasty Baking       March 26, 1999
------------------------------------------           Company
      Fred C. Aldridge, Jr.



/s/ G. Fred DiBona, Jr.                              Director of Tasty Baking       March 26, 1999
------------------------------------------           Company
      G. Fred DiBona, Jr.



 /s/ James L. Everett, III                           Director of Tasty Baking       March 26, 1999
------------------------------------------           Company
      James L. Everett, III



/s/ Judith M. von Seldeneck                          Director of Tasty Baking       March 26, 1999
------------------------------------------           Company
      Judith M. von Seldeneck


                                    12 of 16