Form 10-Q
period 1999-03-27
TASTY BAKING CO
filed 1999-05-11
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirteen weeks ended March 27, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File Number 1-5084

                              TASTY BAKING COMPANY

               (Exact name of company as specified in its charter)

        Pennsylvania                                23-1145880
--------------------------------------------------------------------------------
  (State of Incorporation)              (IRS Employer Identification Number)


           2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (215) 221-8500
--------------------------------------------------------------------------------
                (Company's Telephone Number, including area code)

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                     No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.50                   7,827,724
          (Title of Class)                (No. of Shares Outstanding
                                                  at May 7, 1999)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.

                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                    Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              March 27, 1999 and December 26, 1998....................................................................3

              Consolidated Condensed Statements of Operations
              Thirteen weeks ended March 27, 1999 and March 28, 1998..................................................4

              Consolidated Condensed Statements of Cash Flows
              Thirteen weeks ended March 27, 1999 and March 28, 1998..................................................5

              Notes to Consolidated Condensed Financial Statements....................................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................................7-9

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk9

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ....................................................9

Item 6.       Exhibits and Reports on Form 8-K........................................................................9

Signature............................................................................................................10

                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 27, 1999                December 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                               $ 49,547                       $ 372,871
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                23,049,459                      21,214,576
       Inventories:
             Raw materials                                                               2,569,372                       2,407,042
             Work in progress                                                              732,598                         530,863
             Finished goods                                                                965,449                       1,330,016
                                                                                    -----------------------------------------------
                                                                                         4,267,419                       4,267,921
       Deferred income taxes, prepayments and other                                      3,504,555                       2,426,784
                                                                                    -----------------------------------------------
             Total current assets                                                       30,870,980                      28,282,152
                                                                                    -----------------------------------------------
 Property, plant and equipment:                                                        162,211,714                     159,419,070
       Less accumulated depreciation                                                   108,972,473                     110,998,936
                                                                                    -----------------------------------------------
                                                                                        53,239,241                      48,420,134
                                                                                    -----------------------------------------------
 Long-term receivables                                                                  11,066,362                      10,851,320
                                                                                    -----------------------------------------------
 Deferred income taxes                                                                  10,452,681                      10,452,681
                                                                                    -----------------------------------------------
 Spare parts inventory and miscellaneous assets                                          3,328,568                       3,436,481
                                                                                    -----------------------------------------------
 Total assets                                                                         $108,957,832                    $101,442,768
                                                                                    ===============================================
 Current liabilities:
       Current portion of long-term debt                                                 $ 265,342                       $ 273,053
       Current obligations under capital leases                                            261,835                         325,873
       Notes payable, banks                                                              1,900,000                       1,200,000
       Accounts payable                                                                  6,536,107                       4,204,211
       Accrued liabilities                                                               6,193,446                       6,733,029
                                                                                    -----------------------------------------------
          Total current liabilities                                                     15,156,730                      12,736,166
                                                                                    -----------------------------------------------
 Long-term debt, less current portion                                                   17,500,000                      13,500,000
                                                                                    -----------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                                192,575                         261,283
                                                                                    -----------------------------------------------
 Accrued pensions and other liabilities                                                 14,297,273                      12,683,231
                                                                                    -----------------------------------------------
 Postretirement benefits other than pensions                                            18,319,709                      18,160,785
                                                                                    -----------------------------------------------
 Shareholders' equity:
       Common stock                                                                      4,558,243                       4,558,243
       Capital in excess of par value of stock                                          29,678,680                      29,762,210
       Retained earnings                                                                26,148,866                      26,766,403
                                                                                    -----------------------------------------------
                                                                                        60,385,789                      61,086,856
       Less:
       Treasury stock, at cost                                                          16,306,905                      16,372,219
       Management Stock Purchase Plan
             receivables and deferrals                                                     587,339                         613,334
                                                                                    -----------------------------------------------
                                                                                        43,491,545                      44,101,303
                                                                                    -----------------------------------------------
 Total liabilities and shareholders' equity                                           $108,957,832                    $101,442,768
                                                                                    ===============================================

     See accompanying notes to consolidated condensed financial statements.

                                    3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                        For the Thirteen Weeks Ended
                                                                                 March 27, 1999           March 28, 1998
--------------------------------------------------------------------------------------------------------------------------
 Gross Sales                                                                      $57,146,174              $57,160,752
 Less discounts and allowances                                                    (19,293,525)             (18,840,284)
                                                                          ------------------------------------------------
 Net Sales                                                                         37,852,649               38,320,468
                                                                          ------------------------------------------------
 Costs and expenses:
      Cost of sales                                                                23,632,065               23,824,979

      Depreciation                                                                  1,785,783                1,751,378

      Selling, general and
         administrative                                                            11,000,903               10,471,017

      Interest expense                                                                222,508                  141,243

      Restructure charge                                                              950,000                        -

      Other income, net                                                              (414,359)                (351,364)
                                                                          ------------------------------------------------

                                                                                   37,176,900               35,837,253
                                                                          ------------------------------------------------

 Income before provision for
      income taxes                                                                    675,749                2,483,215

 Provision for income taxes                                                           149,470                  842,113
                                                                          ------------------------------------------------

 Income before cumulative effect of a change
      in accounting principle                                                         526,279                1,641,102

 Cumulative effect of a change in accounting
      principle for start-up costs                                                   (204,709)                       -
                                                                          ------------------------------------------------

 Net income                                                                         $ 321,570              $ 1,641,102
                                                                          ================================================


 Average common shares outstanding:
           Basic                                                                    7,825,586                7,791,652
           Diluted                                                                  7,921,517                7,965,199

 Per share of common stock:

 Income before cumulative effect of a change
      in accounting principle: Basic and Diluted                                        $0.07                    $0.21
                                                                          =====================    =======================
 Cumulative effect of a change in accounting
      principle for start-up costs: Basic and Diluted                                  ($0.03)                       -
                                                                          =====================    =======================
 Net income: Basic and Diluted                                                          $0.04                    $0.21
                                                                          =====================    =======================

      Cash dividend                                                                     $0.12                    $0.12
                                                                          =====================    =======================

     See accompanying notes to consolidated condensed financial statements.

                                    4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                          For the Thirteen Weeks Ended
                                                                     March 27, 1999         March 28, 1998
----------------------------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
      Net income                                                      $   321,570           $ 1,641,102
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                   1,785,783             1,751,378
         Amortization                                                      19,895                43,651
         Cumulative effect of change in accounting principle              204,709                    --
         Other                                                          1,535,039               883,774
      Changes in assets and liabilities
       affecting operations                                              (954,717)           (3,481,810)
                                                                 -----------------------------------------

      Net cash from operating activities                                2,912,279               838,095
                                                                 -----------------------------------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                        (6,633,880)           (2,344,325)
      Proceeds from owner/operators' loan repayments                    1,138,842               875,832
      Loans to owner/operators                                         (1,354,956)             (970,408)
      Other                                                                12,171                  (179)
                                                                 -----------------------------------------

      Net cash used for investing activities                           (6,837,823)           (2,439,080)
                                                                 -----------------------------------------

Cash flows from (used for) financing activities
      Additional long-term debt                                         5,000,000             3,000,000
      Dividends paid                                                     (939,107)             (934,891)
      Payment of long-term debt                                        (1,140,457)           (1,149,264)
      Net increase in short-term debt                                     700,000                50,000
      Other                                                               (18,216)               32,775
                                                                 -----------------------------------------

      Net cash from financing activities                                3,602,220               998,620
                                                                 -----------------------------------------

      Net decrease in cash                                               (323,324)             (602,365)

      Cash, beginning of year                                             372,871               748,117
                                                                 -----------------------------------------

      Cash, end of period                                             $    49,547           $   145,752
                                                                 =========================================


      Supplemental Cash Flow Information:
      Cash paid during the period for:
         Interest                                                     $   223,376           $   152,893
                                                                 =========================================
         Income taxes                                                 $     9,884           $   235,648
                                                                 =========================================

          See accompanying notes to consolidated condensed financial statements.



                                    5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 27, 1999 and December 26, 1998, the results of its operations for the thirteen weeks ended March 27, 1999 and March 28, 1998 and cash flows for the thirteen weeks ended March 27, 1999 and March 28, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1998 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 27, 1999 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 27, 1999 and March 28, 1998, the difference between the actual expenses incurred and the expenses charged to operations was not material.

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

3.       Restructure Charge
       During the first  quarter  the  company  discontinued  forty-three  route territories in those areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. As a result, the company incurred a charge of $950,000 resulting in a reduction in net income of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. The company expects that this liability will be satisfied by the second quarter of 1999.


                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 1999 was $321,570 or $.04 per share. Included in net income for 1999 were two non-recurring charges. The company discontinued forty-three route territories in those areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquision of it's Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the 1999 first quarter results were $1,096,849 or $.14 per share compared to $1,641,102 or $.21 per share for the first quarter of 1998.

For the first quarter, gross sales were $57,146,174, compared to $57,160,752 last year. The flat sales for the first quarter of 1999 are directly related to dimininshed production capabilities from the startup of the plant modernization program, as well as the decision to discontinue the sale of the Dutch Mill donut varieties on owner/operator routes. Gross sales, less discounts and allowances, resulted in net sales of $37,852,649, compared to $38,320,468 reported last year, representing a decrease of 1.2% which was related to increased national sales which carry a higher discount rate.

Cost of sales, as a percentage of gross sales, was 41.4% and 41.7% for the first quarters of 1999 and 1998, respectively. The improvement in 1999 resulted from a decrease in ingredient costs due to a larger percentage of sales coming from in-house production, as well as a price increase instituted in the third quarter of 1998.

Selling, general and administrative expenses for the first quarter of 1999 increased by $529,886 or 5.1% over the comparable period in 1998. The increase came primarily from an increase in selling expenses associated with the expansion into new geographic regions.

Interest expense increased for the first quarter of 1999 versus the first quarter of 1998 as a result of increased average borrowing levels.

The effective tax rate was 22.1% for the quarter ended March 27, 1999 and 34.0% for the quarter ended March 28, 1998 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the first quarter of 1999 was due to low taxable income compounded by the effect of state tax benefits arising from passive income. There was no difference between the effective rate and the statutory rate in the first quarter of 1998 because the effect of state taxes was offset by tax benefits arising from passive income.

                                    7 of 10

Year 2000 disclosure

     The company has been engaged in an ongoing process to determine the effect that the change to the year 2000 (Y2K) will have on operations. The company has completed an assessment of its internal hardware and software information technology systems and has determined that the systems will be Y2K compliant. During 1998, all new, Y2K compliant, hardware was installed. New business system software is being installed. To date, approximately 60% of the new business system modules have been installed and are operational. The remaining modules are currently being installed, the implementation of which will be completed during the third quarter of 1999. The software supplier has warranted that this system is Y2K compliant and the company believes that the supplier has done sufficient testing of its product to make such a claim. The decisions to replace these systems were primarily based on the ongoing and expected future company and industry requirements and the inability of the current applications to meet these expectations. The company has not accelerated the plans to replace these systems because of the Y2K issue.

The company utilizes an automated hand-held sales order system which is, however, not currently Y2K compliant. The existing system is in the process of being repaired to bring it into Y2K compliance. Repair is proceeding without difficulty and completion is targeted for the third quarter of 1999.

A committee was formed to take an inventory of all manufacturing systems to determine Y2K compliance. The raw ingredient distribution machinery has already been corrected to resolve a Y2K problem; the cost was immaterial. The company received positive responses to inquiries regarding the Y2K compliance of certain manufacturing equipment from the individual manufacturers of the equipment. There were minor repairs that had to be made to computers in the manufacturing system to prevent Y2K complications. These repairs have been made and the equipment has been tested. The company feels secure that production will not experience any complications as a result of the change to the year 2000.

The company's Human Resource/Payroll system requires a version upgrade to bring the software into Y2K compliance. This project is also underway with completion targeted for the third quarter of 1999. The cost of the repair is immaterial.

Questionnaires have been sent to approximately 800 of our vendors and customers to identify any issues that may impact the company externally. To date, the company has received an estimated 60% return response to these questionnaires. A project to compile a more detailed analysis of these responses is underway. The initial review of the responses did not raise any concern. There are limitations to the amount of reliance the company can place on the responses to these questionnaires considering the respondents have to rely on responses from their suppliers and customers. Should any suppliers have complications going into the year 2000 the company has alternative suppliers. In the case of major customers, the company does not have a single customer whose purchases exceed 10% of the net sales of the company. The three top customers contributed 7.8%, 3.9% and 2.8% respectively to net sales in 1998. If any of these customers were to have complications, more of the product would be sold through other retailers. Since ordering for most customers in the principal marketing area is accomplished by independent route operators and not by the retailer directly, any losses in revenues the company would incur would not be expected to be material.

To date, the company has not incurred any significant costs related to the assessment of, and preliminary efforts in connection with, its Y2K issues. Based on the evaluations to date, the company does not anticipate any significant complications related to Y2K or any significant costs to avoid those complications.

                                    8 of 10

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 27, 1999, net cash from operating activities increased by $2,074,184 to $2,912,279 from $838,095 for the same period in 1998. The increase over 1998 was principally due to the payment of the IRS settlement in the first quarter of 1998, which was accrued in 1997.

Net cash used for investing activities for the thirteen weeks ended March 27, 1999 increased by $4,398,743 relative to the same period in 1998 principally due to the upgrade of the bakery's production equipment as a part of a plant modernization program.

Net cash from financing activities for the thirteen weeks ended March 27, 1999 increased by $2,603,600 relative to the same thirteen weeks in 1998. The increase is primarily the result of a net increase in short and long-term debt relative to the prior year.

For the remainder of 1999 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would offset the fluctuations in the company's notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable.

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

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits:  Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K

              The company did not file a report on Form 8-K during the thirteen weeks ended March 27, 1999.

                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule


                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               TASTY BAKING COMPANY
                                                    (Company)








     May 10, 1999                             /S/ John M. Pettine
        (Date)                                   JOHN M. PETTINE
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                    10 of 10