Form 10-Q
period 1999-06-26
TASTY BAKING CO
filed 1999-08-09
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the twenty-six weeks ended June 26, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File Number 1-5084

                              TASTY BAKING COMPANY

               (Exact name of company as specified in its charter)

        Pennsylvania                                 23-1145880
-------------------------------------------------------------------------------
  (State of Incorporation)              (IRS Employer Identification Number)


           2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (215) 221-8500
-------------------------------------------------------------------------------
                (Company's Telephone Number, including area code)

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X                               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.50                        7,823,581
-------------------------------------------------------------------------------
         (Title of Class)                      (No. of Shares Outstanding
                                                    at August 6, 1999)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.


                                     1 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                    Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              June 26, 1999 and December 26, 1998.....................................................................3

              Consolidated Condensed Statements of Operations
              Thirteen and Twenty-six weeks ended
              June 26, 1999 and June 27, 1998.........................................................................4

              Consolidated Condensed Statements of Cash Flows
              Twenty-six weeks ended June 26, 1999 and June 27, 1998..................................................5

              Notes to Consolidated Condensed Financial Statements....................................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................................7-9

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk9

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ...................................................10

Item 6.       Exhibits and Reports on Form 8-K.......................................................................10

Signature ...........................................................................................................11



                                    2 of 11

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                               (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 26, 1999              December 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                               $ 101,435                       $ 372,871
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                 20,492,936                      21,214,576
       Inventories:
             Raw materials                                                                2,791,429                       2,407,042
             Work in progress                                                               645,317                         530,863
             Finished goods                                                               1,630,037                       1,330,016
                                                                            --------------------------------------------------------
                                                                                          5,066,783                       4,267,921
       Deferred income taxes, prepayments and other                                       3,238,839                       2,426,784
                                                                            --------------------------------------------------------
             Total current assets                                                        28,899,993                      28,282,152
                                                                            --------------------------------------------------------
 Property, plant and equipment:                                                         165,678,926                     159,419,070
       Less accumulated depreciation                                                    110,821,144                     110,998,936
                                                                            --------------------------------------------------------
                                                                                         54,857,782                      48,420,134
                                                                            --------------------------------------------------------
 Long-term receivables                                                                   10,809,349                      10,851,320
                                                                            --------------------------------------------------------
 Deferred income taxes                                                                   10,452,681                      10,452,681
                                                                            --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                           3,261,406                       3,436,481
                                                                            ========================================================
 Total assets                                                                          $108,281,211                    $101,442,768
                                                                            ========================================================
 Current liabilities:
       Current portion of long-term debt                                                  $ 257,475                       $ 273,053
       Current obligations under capital leases                                             197,797                         325,873
       Notes payable, banks                                                               1,500,000                       1,200,000
       Accounts payable                                                                   4,467,717                       4,204,211
       Accrued liabilities                                                                8,025,340                       6,733,029
                                                                            --------------------------------------------------------
          Total current liabilities                                                      14,448,329                      12,736,166
                                                                            --------------------------------------------------------
 Long-term debt, less current portion                                                    17,500,000                      13,500,000
                                                                            --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                                 123,499                         261,283
                                                                            --------------------------------------------------------
 Accrued pensions and other liabilities                                                  13,784,843                      12,683,231
                                                                            --------------------------------------------------------
 Postretirement benefits other than pensions                                             18,423,770                      18,160,785
                                                                            --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                                       4,558,243                       4,558,243
       Capital in excess of par value of stock                                           29,773,944                      29,762,210
       Retained earnings                                                                 26,601,341                      26,766,403
                                                                            --------------------------------------------------------
                                                                                         60,933,528                      61,086,856
       Less:
       Treasury stock, at cost                                                           16,401,631                      16,372,219
       Management Stock Purchase Plan
             receivables and deferrals                                                      531,127                         613,334
                                                                            --------------------------------------------------------
                                                                                         44,000,770                      44,101,303
                                                                            --------------------------------------------------------
 Total liabilities and shareholders' equity                                            $108,281,211                    $101,442,768
                                                                            ========================================================


     See accompanying notes to consolidated condensed financial statements.

                                     3 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                           For the Thirteen Weeks Ended         For the Twenty-Six Weeks Ended
                                         June 26, 1999      June 27, 1998       June 26, 1999      June 27, 1998
-------------------------------------------------------------------------------------------------------------------
 Gross Sales                              $56,769,425        $ 56,933,408        $113,915,599       $114,094,160
 Less discounts and allowances            (18,265,519)        (18,572,369)        (37,559,044)       (37,412,653)
                                       -----------------------------------------------------------------------------
 Net Sales                                 38,503,906          38,361,039          76,356,555         76,681,507
                                      -----------------------------------------------------------------------------
 Costs and expenses:
      Cost of sales                        24,069,240          24,307,090          47,701,305         48,132,069

      Depreciation                          1,905,531           1,589,016           3,691,314          3,340,394

      Selling, general and
         administrative                    10,470,880          11,167,403          21,401,425         21,638,420

      Interest expense                        267,672             178,308             490,180            319,551

      Restructure charge                            -                   -             950,000                  -

      Other income, net                      (334,327)           (357,356)           (678,328)          (708,720)
                                      -----------------------------------------------------------------------------

                                           36,378,996          36,884,461          73,555,896         72,721,714
                                      -----------------------------------------------------------------------------

 Income before provision for
      income taxes                          2,124,910           1,476,578           2,800,659          3,959,793

 Provision for income taxes                   733,109             462,887             882,579          1,305,000
                                      -----------------------------------------------------------------------------

 Income before cumulative effect of a change
      in accounting principle               1,391,801           1,013,691           1,918,080          2,654,793

 Cumulative effect of a change in accounting
      principle for start-up costs                  -                   -            (204,709)                 -
                                      -----------------------------------------------------------------------------

 Net income                               $ 1,391,801          $1,013,691          $1,713,371         $2,654,793
                                      =============================================================================


 Average common shares outstanding:
          Basic                             7,825,206           7,806,554           7,825,396          7,799,103
          Diluted                           7,867,647           7,985,349           7,894,582          7,975,274

 Per share of common stock:

 Income before cumulative effect of a change
    in accounting principle:
           Basic                                $0.18               $0.13               $0.25              $0.34
                                      ================  ==================  ================== ==================
           Diluted                              $0.18               $0.13               $0.24              $0.33
                                      ================  ==================  ================== ==================

 Cumulative effect of a change in accounting
    principle for start-up costs:
      Basic and Diluted                             -                   -              ($0.03)                 -
                                      ================  ==================  ================== ==================
 Net income:
           Basic                                $0.18               $0.13               $0.22              $0.34
                                      ================  ==================  ================== ==================
           Diluted                              $0.18               $0.13               $0.22              $0.33
                                      ================  ==================  ================== ==================

      Cash dividend                             $0.12               $0.12               $0.24              $0.24
                                      ================  ==================  ================== ==================

     See accompanying notes to consolidated condensed financial statements.

                                     4 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                        For the Twenty-six Weeks Ended
                                                                    June 26, 1999        June 27, 1998
--------------------------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
      Net income                                                    $  1,713,371         $  2,654,793
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                  3,691,314            3,340,394
         Amortization                                                     39,180               88,673
         Cumulative effect of change in accounting principle             204,709                   --
         Other                                                         1,188,834            1,709,908
      Changes in assets and liabilities
       affecting operations                                              831,662           (4,192,095)
                                                                    ------------         ------------

      Net cash from operating activities                               7,669,070            3,601,673
                                                                    ------------         ------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                      (10,157,952)          (6,002,255)
      Proceeds from owner/operators' loan repayments                   2,664,073            1,732,127
      Loans to owner/operators                                        (2,624,268)          (1,852,111)
      Other                                                               21,402               (8,566)
                                                                    ------------         ------------

      Net cash used for investing activities                         (10,096,745)          (6,130,805)
                                                                    ------------         ------------

Cash flows from (used for) financing activities
      Additional long-term debt                                        5,000,000            5,500,000
      Dividends paid                                                  (1,878,433)          (1,872,483)
      Payment of long-term debt                                       (1,281,438)          (1,289,956)
      Net increase in short-term debt                                    300,000               50,000
      Other                                                               16,110              122,150
                                                                    ------------         ------------

      Net cash from financing activities                               2,156,239            2,509,711
                                                                    ------------         ------------

      Net decrease in cash                                              (271,436)             (19,421)

      Cash, beginning of year                                            372,871              748,117
                                                                    ------------         ------------

      Cash, end of period                                           $    101,435         $    728,696
                                                                    ============         ============


      Supplemental Cash Flow Information:
      Cash paid during the period for:
         Interest                                                   $    562,821         $    345,733
                                                                    ============         ============
         Income taxes                                               $     77,561         $  1,247,575
                                                                    ============         ============

     See accompanying notes to consolidated condensed financial statements.

                                     5 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Information
       -----------------------------
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 26, 1999 and December 26, 1998, the results of its operations for the thirteen and twenty-six weeks ended June 26, 1999 and June 27, 1998 and cash flows for the twenty-six weeks ended June 26, 1999 and June 27, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1998 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 26, 1999 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen and twenty-six weeks ended June 26, 1999 and June 27, 1998, the difference between the actual expenses incurred and the expenses charged to operations was not material.

2.     Net Income Per Common Share
       ---------------------------
       Net income per common share is calculated according to the requirements of Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options.

3.     Restructure Charge
       ------------------
       During the first  quarter  the  company  discontinued  forty-three  route territories in those areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. As a result, the company incurred a charge of $950,000 resulting in a reduction in net income of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. Substantially all the costs accrued under this charge have been satisfied.


                                    6 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the second quarter of 1999, the company realized net income of $1,391,801 versus $1,013,691 for the second quarter of 1998. Net income per share increased to $.18 from $.13 per share for the comparable quarter of 1998.

Net income for the twenty-six weeks ended June 26, 1999 was $1,713,371 or $.22 per share. Included in net income for 1999 were two non-recurring charges. During the first quarter the company discontinued forty-three route territories in those areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquisition of it's Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the 1999 results were $2,488,650 or $.32 per share compared to $2,654,793 or $.33 per share for the twenty-six weeks ended June 27, 1998.

For the second quarter, gross sales were $56,769,425, compared to $56,933,408 last year. Gross sales, less discounts and allowances, resulted in net sales of $38,503,906, compared to $38,361,039 reported last year. The decrease in gross sales resulted from heavy competitive pressures during the second quarter coupled with our realignment and discontinuance of routes in certain sales territories. The excessive June heat and decrease in promotion activity also contributed to the decreased sales levels in our core product line. In April 1999 the company introduced a Classic Baked Goods line consisting of large cakes which helped to offset the decreased sales levels of its existing products. The increase in net sales was related to the decrease in promotional activity and a decrease in returns.

Cost of sales, as a percentage of gross sales, was 42.4% and 42.7% for the second quarters of 1999 and 1998, respectively. The improvement in 1999 resulted from a decrease in ingredient costs, a larger percentage of sales coming from in-house production, and a price increase instituted in the third quarter of 1998.

Selling, general and administrative expenses for the second quarter of 1999 decreased by $696,523 or 6.2% compared to the second quarter of 1998. The decrease resulted from savings associated with the restructure as well as increased efforts to control costs.

Interest expense increased for the second quarter of 1999 versus the second quarter of 1998 as a result of increased average borrowing levels.

The effective tax rate was 34.5% for the quarter ended June 26, 1999 and 31.3% for the quarter ended June 27, 1998 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the second quarter of 1999 was due to the effect of state taxes. The difference between the effective rate and the statutory rate in the second quarter of 1998 was due to low taxable income compounded by the effect of state tax benefits arising from passive income.

                                    7 of 11

Year 2000 disclosure
--------------------

     The company has been engaged in an ongoing process to determine the effect that the change to the year 2000 (Y2K) will have on operations. The company has completed an assessment of its internal hardware and software information technology systems and has determined that the systems will be Y2K compliant. During 1998, all new, Y2K compliant, hardware was installed. New business system software is being installed. To date, approximately 60% of the new business system modules have been installed and are operational. The remaining modules are currently being installed and the company will begin using these systems in the fourth quarter of 1999. The software supplier has warranted that this system is Y2K compliant and the company believes that the supplier has done sufficient testing of its product to make such a claim. The decisions to replace these systems were primarily based on the ongoing and expected future company and industry requirements and the inability of the current applications to meet these expectations. The company has not accelerated the plans to replace these systems because of the Y2K issue.

The company utilizes an automated hand-held sales order system which is, however, not currently Y2K compliant. The existing system is in the process of being repaired to bring it into Y2K compliance. Repair is proceeding without difficulty and remains on track for completion in the third quarter.

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

Questionnaires have been sent to approximately 800 of our vendors and customers to identify any issues that may impact the company externally. To date, the company has received an estimated 75% return response to these questionnaires. No issues pertaining to the year 2000 have been raised with the responses we have received so far. There are limitations to the amount of reliance the company can place on the responses to these questionnaires considering the respondents have to rely on responses from their suppliers and customers. Should any suppliers have complications going into the year 2000 the company has alternative suppliers. In the case of major customers, the company does not have a single customer whose purchases exceed 10% of the gross sales of the company. If any of these customers were to have complications, more of the product would be sold through other retailers. Since ordering for most customers in the principal marketing area is accomplished by independent route operators and not by the retailer directly, any losses in revenues the company would incur would not be expected to be material.

To date, the company has not incurred any significant costs related to the assessment of, and preliminary efforts in connection with, its Y2K issues. Based on the evaluations to date, the company does not anticipate any significant complications related to Y2K or any significant costs to avoid those complications.

     The year 2000 statements set forth above constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998, 15 U.S.C. ss.1, Note.

                                    8 of 11

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 26, 1999, net cash from operating activities increased by $4,067,397 to $7,669,070 from $3,601,673 for the same period in 1998. The increase over 1998 was due to the payment of the IRS settlement in the first quarter of 1998, which was accrued in 1997, as well as a decrease in accounts receivable in 1999 compared to an increase for the same period in 1998.

Net cash used for investing activities for the twenty-six weeks ended June 26, 1999 increased by $3,965,940 relative to the same period in 1998 principally due to the upgrade of the bakery's production equipment as a part of a plant modernization program.

Net cash from financing activities for the twenty-six weeks ended June 26, 1999 decreased by $353,472 relative to the same twenty-six weeks in 1998. The decrease is primarily the result of a net decrease in short and long-term borrowings relative to the prior year.

For the remainder of 1999 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

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

                                    9 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a) The company's annual meeting of shareholders was held on April 23, 1999.

     (b)  The directors elected at the meeting were:

                                           For           Against      Withheld

            Fred C. Aldridge, Jr.       6,533,572          ---         48,958
            G. Fred DiBona, Jr.         6,525,649          ---         56,880
            John M. Pettine             6,532,159          ---         50,371

          Other directors whose terms of office continued after the meeting are as follows: Phillip J. Baur, Jr., James L. Everett, III, Nelson G. Harris, Judith M. von Seldeneck and Carl S. Watts.

     (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                         For    Against  Abstain

          Approval of PricewaterhouseCoopers LLP, as
          independent certified public accountants    6,535,385  20,774   26,369


The foregoing matters are described in detail in the company's proxy statement dated March 23, 1999.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          The company did not file a report on Form 8-K during the twenty-six weeks ended June 26, 1999.

                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule



                                    10 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  TASTY BAKING COMPANY
                                                       (Company)








    August 9, 1999                           /S/ John M. Pettine
        (Date)                                  JOHN M. PETTINE
                                          EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)










                                    11 of 11