Form 10-Q
period 1999-09-25
TASTY BAKING CO
filed 1999-11-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirty-nine weeks ended September 25, 1999

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

                       Yes X                       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.50                       7,822,008
--------------------------------------------------------------------------------
          (Title of Class)                     (No. of Shares Outstanding
                                                  at November 5, 1999)

                 INDEX OF EXHIBITS IS LOCATED ON PAGE 10 OF 11.



                                    1 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                    Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              September 25, 1999 and December 26, 1998................................................................3

              Consolidated Condensed Statements of Operations
              Thirteen and Thirty-nine weeks ended
              September 25, 1999 and September 26, 1998...............................................................4

              Consolidated Condensed Statements of Cash Flows
              Thirty-nine weeks ended September 25, 1999 and September 26, 1998.......................................5

              Notes to Consolidated Condensed Financial Statements....................................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................................7-9

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk9

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ...................................................10

Item 6.       Exhibits and Reports on Form 8-K.......................................................................10

Signature     .......................................................................................................11



                                    2 of 11

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                               (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 25, 1999            December 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                                $ 31,538                       $ 372,871
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                 21,796,300                      21,214,576
       Inventories:
             Raw materials                                                                3,197,553                       2,673,101
             Work in progress                                                               872,651                         621,459
             Finished goods                                                               1,462,006                       1,412,720
                                                                            --------------------------------------------------------
                                                                                          5,532,210                       4,707,280
       Deferred income taxes, prepayments and other                                       2,942,060                       2,251,425
                                                                            --------------------------------------------------------
             Total current assets                                                        30,302,108                      28,546,152
                                                                            --------------------------------------------------------
 Property, plant and equipment:                                                         168,279,562                     159,419,070
       Less accumulated depreciation                                                    109,270,334                     110,998,936
                                                                            --------------------------------------------------------
                                                                                         59,009,228                      48,420,134
                                                                            --------------------------------------------------------
 Long-term receivables                                                                   10,485,907                      10,851,320
                                                                            --------------------------------------------------------
 Deferred income taxes                                                                   10,452,681                      10,452,681
                                                                            --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                           3,210,131                       3,436,481
                                                                            --------------------------------------------------------
 Total assets                                                                          $113,460,055                    $101,706,768
                                                                            ========================================================
 Current liabilities:
       Current portion of long-term debt                                               $          -                       $ 273,053
       Current obligations under capital leases                                             178,987                         325,873
       Notes payable, banks                                                               2,400,000                       1,200,000
       Accounts payable                                                                   6,535,962                       4,204,211
       Accrued liabilities                                                                6,886,999                       6,733,029
                                                                            --------------------------------------------------------
          Total current liabilities                                                      16,001,948                      12,736,166
                                                                            --------------------------------------------------------
 Long-term debt, less current portion                                                    17,000,000                      13,500,000
                                                                            --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                               4,122,683                         261,283
                                                                            --------------------------------------------------------
 Accrued pensions and other liabilities                                                  13,789,653                      12,683,231
                                                                            --------------------------------------------------------
 Postretirement benefits other than pensions                                             18,471,740                      18,160,785
                                                                            --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                                       4,558,243                       4,558,243
       Capital in excess of par value of stock                                           29,773,944                      29,762,210
       Retained earnings                                                                 26,650,549                      27,030,403
                                                                            --------------------------------------------------------
                                                                                         60,982,736                      61,350,856
       Less:
       Treasury stock, at cost                                                           16,401,631                      16,372,219
       Management Stock Purchase Plan
             receivables and deferrals                                                      507,074                         613,334
                                                                            --------------------------------------------------------
                                                                                         44,074,031                      44,365,303
                                                                            --------------------------------------------------------
 Total liabilities and shareholders' equity                                            $113,460,055                    $101,706,768
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

                                     3 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                             For the Thirteen Weeks Ended          For the Thirty-nine Weeks Ended
                                                         Sept. 25, 1999      Sept. 26, 1998     Sept. 25, 1999       Sept. 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
 Gross Sales                                               $53,765,048        $57,265,322         $167,680,647        $ 171,359,482
 Less discounts and allowances                             (18,131,163)       (20,441,486)         (55,690,207)         (57,850,544)
                                                      ------------------------------------------------------------------------------
 Net Sales                                                  35,633,885         36,823,836          111,990,440          113,508,938
                                                      ------------------------------------------------------------------------------
 Costs and expenses:
      Cost of sales                                         23,344,953         22,790,068           71,046,258           70,922,137

      Depreciation                                           1,726,779          1,656,291            5,418,093            4,996,685

      Selling, general and
         administrative                                      9,535,289         10,520,967           30,936,714           32,162,982

      Interest expense                                         321,658            183,326              811,838              502,877

      Restructure charge                                             -                  -              950,000                    -

      Other income, net                                       (306,406)          (339,873)            (984,734)          (1,048,593)
                                                      ------------------------------------------------------------------------------
                                                            34,622,273         34,810,779          108,178,169          107,536,088
                                                      ------------------------------------------------------------------------------
 Income before provision for
      income taxes                                           1,011,612          2,013,057            3,812,271            5,972,850

 Provision for income taxes                                    287,571            680,540            1,170,150            1,985,540
                                                      ------------------------------------------------------------------------------
 Income before cumulative effect of a change
      in accounting principle                                  724,041          1,332,517            2,642,121            3,987,310

 Cumulative effect of a change in accounting
      principle for start-up costs                                   -                  -             (204,709)                   -
                                                      ------------------------------------------------------------------------------
 Net income                                                  $ 724,041        $ 1,332,517           $2,437,412          $ 3,987,310
                                                      ==============================================================================


 Average common shares outstanding:
          Basic                                              7,823,546          7,812,542            7,824,782            7,803,583
          Diluted                                            7,847,241          7,925,851            7,878,804            7,958,800

 Per share of common stock:

 Income before cumulative effect of a change
      in accounting principle:       Basic                       $0.09              $0.17                $0.34                $0.51
                                                      =================   ================   ==================   ==================
                                     Diluted                     $0.09              $0.17                $0.34                $0.50
                                                      =================   ================   ==================   ==================
 Cumulative effect of a change in accounting
      principle for start-up costs:
      Basic and Diluted                                              -                  -               ($0.03)                   -
                                                      =================   ================   ==================   ==================
  Net income:                         Basic                      $0.09              $0.17                $0.31                $0.51
                                                      =================   ================   ==================   ==================
                                     Diluted                     $0.09              $0.17                $0.31                $0.50
                                                      =================   ================   ==================   ==================

      Cash dividend                                              $0.12              $0.12                $0.36                $0.36
                                                      =================   ================   ==================   ==================

     See accompanying notes to consolidated condensed financial statements.

                                     4 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Thirty-nine Weeks Ended
                                                                                September 25, 1999    September 26, 1998
-------------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
      Net income                                                                    $  2,437,412      $  3,987,310
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                                  5,418,093         4,996,685
         Amortization                                                                     57,712           133,503
         Cumulative effect of change in accounting principle                             204,709                --
         Other                                                                         1,287,890         1,535,511
      Changes in assets and liabilities
       affecting operations                                                              553,554        (5,262,330)
                                                                                    -------------------------------

      Net cash from operating activities                                               9,959,370         5,390,679
                                                                                    -------------------------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                                      (11,922,311)       (8,700,286)
      Proceeds from owner/operators' loan repayments                                   3,383,101         2,431,492
      Loans to owner/operators                                                        (3,020,970)       (2,223,593)
      Other                                                                               33,038             2,288
                                                                                    -------------------------------

      Net cash used for investing activities                                         (11,527,142)       (8,490,099)
                                                                                    -------------------------------

Cash flows from (used for) financing activities
      Additional long-term debt                                                        6,000,000         5,500,000
      Dividends paid                                                                  (2,817,266)       (2,810,032)
      Payment of long-term debt                                                       (3,172,405)       (1,431,140)
      Net increase in short-term debt                                                  1,200,000         1,100,000
      Other                                                                               16,110           122,150
                                                                                    -------------------------------

      Net cash from financing activities                                               1,226,439         2,480,978
                                                                                    -------------------------------

      Net decrease in cash                                                              (341,333)         (618,442)

      Cash, beginning of year                                                            372,871           748,117
                                                                                    -------------------------------

      Cash, end of period                                                           $     31,538      $    129,675
                                                                                    ===============================


      Supplemental Cash Flow Information:
      Cash paid during the period for:
         Interest                                                                   $    833,760      $    565,237
                                                                                    ===============================
         Income taxes                                                               $  1,206,479      $  1,512,267
                                                                                    ===============================
      Non-Cash Activity:
         Captial lease obligation                                                   $  4,113,866      $         --
                                                                                    ===============================

      See accompanying notes to consolidated condensed financial statements

                                     5 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Interim Financial Information
       -----------------------------
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 25, 1999 and December 26, 1998, the results of its operations for the thirteen and thirty-nine weeks ended September 25, 1999 and September 26, 1998 and cash flows for the thirty-nine weeks ended September 25, 1999 and September 26, 1998. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1998 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 25, 1999 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen and Thirty-nine weeks ended September 25, 1999 and September 26, 1998, the difference between the actual expenses incurred and the expenses charged to operations was not material.

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

4.     Accounting Change
       -----------------
       During the third quarter of 1999, the company changed its method of determining the cost of its sugar and packaging supply inventories from the LIFO method to the FIFO method. The change was made because the majority of the company's peer group uses the FIFO method, and the LIFO method had been adopted when the company conducted business in two different segments and had significant levels of volatile inventories related to the other segment. Recently, LIFO inventories have remained relatively stable or have been decreasing and the calculation of LIFO versus FIFO did not materially impact the financial statements. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The aggregate effect of this restatement was an increase in shareholders' equity of $264,000. The accounting change had no effect on net income for the thirteen and thirty-nine weeks ended September 25, 1999 and September 26, 1998. The effect of this change was to increase net income in 1998 by $3,000, decrease net income in 1997 by $20,000 and increase net income in 1996 by $17,000.

                                    6 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations
---------------------

For the third quarter of 1999, the company realized net income of $724,041 versus $1,332,517 for the third quarter of 1998. Net income per share decreased to $.09 from $.17 per share for the comparable quarter of 1998.

Net income for the thirty-nine weeks ended September 25, 1999 was $2,437,412 or $.31 per share. Included in net income for 1999 were two non-recurring charges. During the first quarter the company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily related to costs associated with the repurchase of some owner/operator territories as well as employee severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquisition of it's Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the 1999 results were $3,212,691 or $.41 per share compared to $3,987,310 or $.50 per share for the thirty-nine weeks ended September 26, 1998.

For the third quarter, gross sales were $53,765,048, compared to $57,265,322 last year. Gross sales, less discounts and allowances, resulted in net sales of $35,633,885, compared to $36,823,836 reported last year. The decrease in gross sales resulted from the extreme hot weather conditions. In addition, heavy pressures existed from aggressive promotion on the part of the competition at a time when the company was promoting less aggressively. The decrease in net sales was mitigated by the decrease in promotional activity and a decrease in returns.

Cost of sales, as a percentage of gross sales, was 43.4% and 39.8% for the third quarters of 1999 and 1998, respectively. A portion of the increase is related to the decrease in sales volume, considering that certain fixed costs are a component of cost of sales. During 1999, the company also changed the way it allocated some expenses resulting in a decrease in selling, general and administrative expenses and a corresponding increase in cost of sales. The balance is from inefficiencies resulting from the adaptation to new production equipment and the sale of large cake at a lower profit margin than our core products.

Selling, general and administrative expenses for the third quarter of 1999 decreased by $985,678 or 9.4% compared to the third quarter of 1998. The decrease resulted from lower shipping costs relative to the decrease in sales volume, savings associated with the route restructure as well as continued efforts to control costs.

Interest expense increased for the third quarter of 1999 versus the third quarter of 1998 as a result of increased average borrowing levels.

The effective tax rate was 28.4% for the quarter ended September 25, 1999 and 33.8% for the quarter ended September 26, 1998 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the third quarters of 1999 and 1998 was due to low taxable income compounded by the effect of state tax benefits arising from passive income.

                                    7 of 11

Year 2000 disclosure
--------------------

     The company has been engaged in an ongoing process to determine the effect that the change to the year 2000 (Y2K) will have on operations. The company has completed an assessment of its internal hardware and software information technology systems and has determined that the systems will be Y2K compliant. During 1998, all new, Y2K compliant, hardware was installed. New business system software is being installed. To date, approximately 60% of the new business system modules have been installed and are operational. The remaining modules are currently being installed. The company will end its fiscal year on the current computer system and has, therefore, delayed the start-up of the remaining modules until the beginning of the new fiscal year. If the company determines that all the modules will not be ready to go live at the beginning of the year, a contingency plan is in place. As a precaution, the company is modifying the existing sales order processing and shipping system software to be Y2K compliant. The company has tested these modifications and they will be installed in the fourth quarter. For the new business system software, the software supplier has warranted that this system is Y2K compliant and the company believes that the supplier has done sufficient testing of its product to make such a claim. The decisions to replace these systems were primarily based on the ongoing and expected future company and industry requirements and the inability of the current applications to meet these expectations. The company has not accelerated the plans to replace these systems because of the Y2K issue.

The company utilizes an automated hand-held sales order system which is, however, not currently Y2K compliant. The existing system is in the process of being repaired to bring it into Y2K compliance. Repair was scheduled to be completed in the third quarter, however, scheduling issues moved this time frame to the fourth quarter. Repair is proceeding without difficulty and will be completed in the fourth quarter.

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

The company's Human Resource/Payroll system required a version upgrade to bring the software into Y2K compliance. This project was completed during the third quarter of 1999. The cost of the repair was immaterial.

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

                                    8 of 11

--------------------------------

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

For the thirty-nine weeks ended September 25, 1999, net cash from operating activities increased by $4,568,691 to $9,959,370 from $5,390,679 for the same period in 1998. The increase over 1998 was due to the payment of the IRS settlement in the first quarter of 1998, which was accrued in 1997, an increase in accounts payable, as well as a much smaller increase in accounts receivable in 1999 compared to the same period in 1998.

Net cash used for investing activities for the thirty-nine weeks ended September 25, 1999 increased by $3,037,043 relative to the same period in 1998 principally due to the upgrade of the bakery's production equipment as a part of a plant modernization program.

Net cash from financing activities for the thirty-nine weeks ended September 25, 1999 decreased by $1,254,539 relative to the same thirty-nine weeks in 1998. The decrease is primarily the result of a net decrease in short and long-term borrowings relative to the prior year.

Non Cash Activity disclosed in Supplemental Cash Flow Information refers to a capital lease between the company and its Pension Plan("Plan") for its principal production facilities which are owned by the Plan. On July 1, 1999, the company exercised the first of five, three-year extension options with the Plan upon the expiration of the lease's initial 15 year term. As per the provisions of Statement of Financial Accounting Standards(SFAS) No. 13, as amended by SFAS No. 98, the company was required to revalue its lease with the Plan at the present value of the future minimum lease payments over the expected renewal periods. As a result, the values of the asset and obligation have been increased by the amount disclosed.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits:
                Exhibit 18 - Preferability Letter
                Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

              The company did not file a report on Form 8-K during the thirty-nine weeks ended September 25, 1999.

                                  Exhibit Index
                                  -------------
                      Exhibit 18 - Preferability Letter
                      Exhibit 27 - Financial Data Schedule










                                    10 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TASTY BAKING COMPANY
                                              (Company)








    November 8, 1999                    /S/ John M. Pettine
        (Date)                          JOHN M. PETTINE
                                     EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)







                                    11 of 11