Form 10-K405
period 1999-12-25
TASTY BAKING CO
filed 2000-03-23
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 25, 1999 (52 weeks)

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

                             Telephone: 215-221-8500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock,
par value $.50 per share                   New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of February 14, 2000 is $77,971,871 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2000.

             Class                              Outstanding
         Common Stock,
          par value $.50                     7,823,348 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

Document                                                           Reference
--------                                                           ---------
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 25, 2000               Part II
Pages 2 to 10 inclusive of the definitive Proxy Statement
  dated March 31, 2000                                              Part III
  (Note: Portions of page 10 are not deemed "filed")
The index of exhibits is located on page number 7 of 16.

                                    1 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business

           The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts, miniature donuts, snack bars, boxed cookies and large family sized cakes and pies under the well established trademark, TASTYKAKE(R). These products comprise approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 40(cent) to 79(cent) per package and family convenience packages ranging from $2.39 to $2.59. The pies principally sell at a retail price of 79(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 79(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). Currently, the Registrant markets three varieties of low-fat cake which are sold individually at a retail price of 50(cent) or in family convenience packages at a retail price of $2.59. In 1999, Tastykake introduced a line of large family sized cakes produced by Tasty Baking Oxford, Inc., a wholly-owned subsidiary, and currently sold by the Registrant, under the trademark CLASSIC BAKED GOODS(TM) at a retail price of $3.29. In addition, large pies and boxed cookies are sold by the Registrant under the trademark CLASSIC BAKED GOODS(TM) at retail prices of $3.29 and $2.99, respectively. There are approximately ten varieties available under the Classic Baked Goods line.

           Dutch Mill Baking Company, Inc. (Dutch Mill), a wholly-owned subsidiary, based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, donut holes, cookies and cakes primarily under the trademark DUTCH MILL(R). Dutch Mill's direct sales are made through distributors to retail outlets in the New York City metropolitan area. These products are sold primarily in family convenience packages at retail prices ranging from $1.99 to $2.99 per package. Tastykake purchases donut holes from Dutch Mill to be sold under the TASTYKAKE(R) label.

           Tasty  Baking  Oxford,  Inc.,  located  in  Oxford,  Chester  County,
Pennsylvania, currently manufactures yeast raised products and large cakes, under the trademarks TASTYKAKE(R), TASTYKAKE(R) CLASSIC BAKED GOODS(TM), SNAK n' FRESH(TM) and AUNT SWEETIE'S BAKERY(R) for distribution through the traditional route and distributor methods as well as private label, food service and institutional marketplaces. The SNAK n' FRESH(TM) and AUNT SWEETIE'S BAKERY(TM) brands were instituted to allow the Registrant to enter private label and food service without compromising the integrity of its TASTYKAKE(R) brand. The Oxford facility produces honey buns, danish pastries, large cakes, muffins and yeast raised donuts. The muffins and donuts are currently being manufactured for sale solely in the food service and institutional marketplaces. During 1999, all of the products from the Oxford facility were sold to the Tastykake division for resale.

           Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in New York, New Jersey, Pennsylvania, Delaware, Maryland and Virginia, which make up Tastykake's principal market. This method of distribution has been used since 1986. In 1999, the Registrant discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to certain other independent regional distributorships. Tastykake also distributes its products through distributorships and major grocery chains in states located throughout the midwest, southwest and south. The Registrant has formed alliances with distributors who can handle the Tastykake product line most effectively in order to promote geographic expansion. Products are sold in forty-seven states, Puerto Rico and Canada. Tastykake also distributes its products through the TASTYKARE(TM) program, whereby consumers can call a toll-free number to order the delivery of a variety of Tastykake gift packs.

           The Registrant is in the process of completing an upgrade of the entire computer system for all its divisions which is enabling the Registrant to coordinate a wide range of activities and will eventually link to large customers and suppliers. In 1998, the Registrant began a $22 million modernization program for the manufacturing facility in Philadelphia, Pennsylvania. The program will be completed in phases and is expected to take approximately four years from inception. Phase I of the program, the complete renovation of the Krimpet and Junior production and packaging lines, was completed in 1999. Phase II, a renovation of the cupcake lines began in 2000. These renovations are expected to increase productivity and efficiency.

           While the four largest customers of the Tastykake division comprise a significant portion of its net sales revenue, the large number of retailers comprising the customer base ensures the availability of Tastykake products to consumers in the principal market area.

                                    2 of 16

           The Registrant maintains a comprehensive advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television advertising, and promotions with various sports teams. While the companies sponsor research and development activities, the cost is not a material item.

           The Registrant is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities and nationwide distribution systems. The Registrant believes it is one of the largest producers in the country specializing in premium single portion pies and cakes. The Registrant is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition.

           Outside of its principal market area, the Registrant's trademarks and reputation for quality are not well-known. In these markets, the Registrant competes for the limited shelf space available from retailers chiefly on price, quality and the ability to sell its products (i.e. consumer acceptance).

           The Registrant has a significant market position throughout its principal marketing area. Outside of the principal market area, its market share is generally small. Its principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation, with its three (3) brands - Hostess, Dolly Madison and Drakes. There are also local independent bakers which compete in a number of regional markets. Interstate Bakeries
Corporation is a large publicly-held corporation which has achieved national recognition of its "Hostess" brand name through national advertising and competes on price, quality and brand name recognition. It also promotes its Drakes product line in areas where the Registrant is attempting to expand its market share. McKee Foods Corporation, a large privately-held company, competes in the snack cake market under the brand Little Debbie, principally as a low price snack cake.

           No difficulty was experienced in obtaining raw materials in 1999. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 2000.

           The Registrant's policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

           The  Registrant  employs   approximately  1,100  persons,   including
approximately 140 part-time employees.

Year 2000 disclosure

           The company has completed its assessment of potential consequences due to the change to the year 2000. The company has determined that this change did not appear to have an impact on operations and does not anticipate that this change will have any impact going forward. Immaterial amounts were spent on upgrading certain equipment to be compliant and those upgrades appear to have been successful. It was not necessary to utilize any contingency plans and the company does not anticipate the need for any contingency plans in the future.

                                    3 of 16

Item 2.    Properties

           The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:

                Location                  Primary Facility Use

           2801 Hunting Park Avenue       Corporate Office,
           Philadelphia, PA (1)           Production of cakes,
                                          pies, cookies and donuts

           Fox and Roberts Streets        Sales and Finance Offices,
           Philadelphia, PA (1)           Data Processing
                                          Operations, Office
                                          Services and Warehouse

           500 Braen Avenue               Dutch Mill Offices,
           Wyckoff, NJ (2)                Production of donuts,
                                          cookies and cakes

           700 Lincoln Street             Tasty Baking Oxford Offices,
           Oxford, PA  (3)                Production of honey buns, donuts,
                                          pastries, muffins, and large
                                          cake, future production of other
                                          varieties of baked goods

           (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 6 and 7 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

           (2) This property is leased under an operating lease. For a description of rental obligations, see Note 7 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL

                                                    Page(s) in Annual Report to
                                                    Shareholders for the Fiscal
                                                    Year Ended December 25, 1999
Item 5  Market for the Registrant's
        Common Equity and Related
        Shareholder Matters                                        16

Item 6  Selected Financial Data                                    17

Item 7  Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations                             13 - 15

Item 7a Quantitative and Qualitative Disclosure               23 - 24
        about market risk

        The Registrant has certain floating rate debt notes. Under current market conditions, the Registrant believes that changes in interest rates would not have a material impact on the financial statements of the Registrant. The Registrant also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would partially offset the effect of fluctuations in the Registrant's interest rates on its notes payable. The
        Registrant also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable. Information on the debt and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 4,5 and 3, respectively, in the 1999 Annual Report to Shareholders.


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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                               INCORPORATED MATERIAL

                                                      Page(s) in definitive
                                                      Proxy Statement

Item 10    Directors and Executive Officers
           of the Registrant                                    4 - 7

Item 11    Executive Compensation*                             7 - 11

Item 12    Security Ownership of Certain Beneficial
           Owners and Management                                2 - 3

Item 13    Certain Relationships and Related
           Transactions

               With respect to certain business
               relationships of Fred C. Aldridge, Jr.,
               Esquire, director                                    5





               *Note that the sections  entitled  "REPORT OF  COMPENSATION
                COMMITTEE ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH" pursuant to Reg. S-K, Item 402(a) (8) and (9) are not deemed "soliciting material" or "filed" as part of this report.












                                    6 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 25, 1999,
                     December 26, 1998 and December 27, 1997

                                     ------

                                                                 Pages
(a)-1.  List of Financial Statements

        Summary of Significant Accounting Policies          Incorporated herein
        Quarterly Summary                                   by reference to
        Consolidated Statements of Operations and Retained  pages 12 to 30
         Earnings                                           inclusive of the
        Consolidated Statements of Cash Flows               Annual Report to
        Consolidated Balance Sheets                         Shareholders for the
        Consolidated Statements of Changes in Capital       fiscal year ended
         Accounts                                           December 25, 1999.
        Notes to Consolidated Financial Statements          See page 12 of 16.

(a)-2. Schedule* for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997:

        Report of Independent Accountants                              9 of 16

 II.    Valuation and Qualifying Accounts                             10 of 16

(a)-3.  Exhibits Index - The following Exhibit Numbers refer to
        Regulation S-K, Item 601**

             (3)  (a)      Articles of  Incorporation  of Registrant
                           as  amended   are   incorporated   herein  by
                           reference to Exhibit 3 to Form 10-K report of Registrant for 1998.

                  (b)      By-laws of Registrant as amended on
                           April 24, 1998.                            11 of 16

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

----------------------

* All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

**   All other exhibits are omitted because they are inapplicable.



                                    7 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                                                        Pages


     (e) ManagementStock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987 and April 19, 1991.

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

     Each of exhibits 10(a) - 10(k) constitute management contracts or compensatory plans or arrangements.
    (13)   Annual Report to Shareholders for the fiscal
           year ended December 25, 1999, pages 12 to 31 only.
           (The balance of the Annual Report is not deemed
           "filed" or "soliciting material".)                           12 of 16

    (21)   Subsidiaries of the Registrant                               13 of 16

    (23)(a)Consent of Independent Accountants                           14 of 16


  (b) The Registrant did not file a report on Form 8-K during the fourth quarter ended December 25, 1999.


                                    8 of 16

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

           To the Shareholders and
             the Board of Directors
           Tasty Baking Company



           Our audits of the consolidated financial statements referred to in our report dated February 8, 2000, appearing on page 31 of the 1999 Annual Report to Shareholders of Tasty Baking Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







           PricewaterhouseCoopers LLP
           Philadelphia, Pennsylvania
           February 8, 2000









                                    9 of 16

                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                   SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                     for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997


             Column A                                      Column B         Column C           Column D            Column E
                                                                            Additions
                                                           Balance at       Charged to                             Balance at
                                                           Beginning        Costs and                              End of
            Description                                    of Period        Expenses           Deductions(1)       Period

Deducted from applicable assets:

Allowance for doubtful accounts:
       For the fiscal year ended December 25, 1999        $2,849,538        $  428,864        $  404,314         $2,874,088
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 26, 1998        $2,548,552        $  716,000        $  415,014         $2,849,538
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 27, 1997        $2,394,864        $  499,787        $  346,099         $2,548,552
                                                          ==========        ==========        ==========         ==========



Inventory valuation reserves:
       For the fiscal year ended December 25, 1999        $  135,000        $  323,709        $  183,600         $  275,109
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 26, 1998        $  125,000        $   78,225        $   68,225         $  135,000
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 27, 1997        $  100,000        $   57,379        $   32,379         $  125,000
                                                          ==========        ==========        ==========         ==========

Spare parts inventory reserve for obsolescence:
       For the fiscal year ended December 25, 1999        $  340,000        $  116,489        $   49,417         $  407,072
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 26, 1998        $  325,000        $   29,762        $   14,762         $  340,000
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 27, 1997        $  300,000        $  294,967        $  269,967         $  325,000
                                                          ==========        ==========        ==========         ==========

Equipment allowance for obsolescence:
       For the fiscal year ended December 25, 1999        $  150,000        $   42,086        $   17,086         $  175,000
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 26, 1998        $  100,000        $   44,348        $   (5,652)        $  150,000
                                                          ==========        ==========        ==========         ==========
       For the fiscal year ended December 27, 1997        $   75,000        $   25,000        $       --         $  100,000
                                                          ==========        ==========        ==========         ==========


(1) Decrease due to write-off of related assets.

                                    10 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES





The Annual Report to Shareholders for the fiscal year ended December 25, 1999 will be mailed to all shareholders on March 31, 2000.






















                                    12 of 16

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TASTY BAKING COMPANY




                                       By   /s/ Carl S. Watts
                                            -----------------
                                            Carl S. Watts, Chairman, President
                                            and Chief Executive Officer

















                                    14 of 16

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                      Capacity                    Date



/s/ Philip J. Baur, Jr.           Retired Chairman of the       March 23, 2000
-----------------------------
       Philip J. Baur, Jr.        Board and Director of
                                  Tasty Baking Company



 /s/ Carl S. Watts                Chairman of the Board,        March 23, 2000
-----------------------------
       Carl S. Watts              President, Chief
                                  Executive Officer and
                                  Director of Tasty
                                  Baking Company


 /s/ Nelson G. Harris             Chairman of The               March 23, 2000
-----------------------------
       Nelson G. Harris           Executive Committee and
                                  Director of Tasty
                                  Baking Company



 /s/ John M. Pettine              Executive Vice President,     March 23, 2000
-----------------------------
       John M. Pettine            Chief Financial and
                                  Accounting Officer and
                                  Director of Tasty
                                  Baking Company


 /s/ Fred. C. Aldridge, Jr.       Director of Tasty Baking      March 23, 2000
-----------------------------
       Fred C. Aldridge, Jr.      Company




/s/ G. Fred DiBona, Jr.           Director of Tasty Baking      March 23, 2000
-----------------------------
       G. Fred DiBona, Jr.        Company




 /s/ James L. Everett, III        Director of Tasty Baking      March 23, 2000
-----------------------------
       James L. Everett, III      Company




/s/ Judith M. von Seldeneck       Director of Tasty Baking      March 23, 2000
-----------------------------
     Judith M. von Seldeneck      Company













                                    16 of 16