Form 10-Q
period 2000-03-25
TASTY BAKING CO
filed 2000-05-09
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirteen weeks ended March 25, 2000
                                  --------------

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

                        Yes X                            No
                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.50                            7,821,771
--------------------------------------------------------------------------------
            (Title of Class)                         (No. of Shares Outstanding
                                                             at May 8, 2000)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 8 OF 9.









                                     1 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          March 25, 2000 and December 25, 1999................................3

          Consolidated Condensed Statements of Operations
          Thirteen weeks ended March 25, 2000 and March 27, 1999..............4

          Consolidated Condensed Statements of Cash Flows
          Thirteen weeks ended March 25, 2000 and March 27, 1999..............5

          Notes to Consolidated Condensed Financial Statements................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................7-8

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk8

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ................8

Item 6.   Exhibits and Reports on Form 8-K....................................8

Signature.....................................................................9








                                     2 fo 9

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                             (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 25, 2000                December 25, 1999
-----------------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                              $ 440,577                       $ 705,494
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                23,941,787                      19,682,733
       Inventories:
             Raw materials                                                               3,160,317                       3,193,027
             Work in progress                                                              913,624                         568,416
             Finished goods                                                              1,313,010                         744,336
                                                                           --------------------------------------------------------
                                                                                         5,386,951                       4,505,779
       Deferred income taxes, prepayments and other                                      2,814,739                       2,505,212
                                                                           --------------------------------------------------------
             Total current assets                                                       32,584,054                      27,399,218
                                                                           --------------------------------------------------------
 Property, plant and equipment:                                                        173,143,846                     170,394,608
       Less accumulated depreciation                                                   112,799,302                     110,936,937
                                                                           --------------------------------------------------------
                                                                                        60,344,544                      59,457,671
                                                                           --------------------------------------------------------
 Long-term receivables                                                                  10,585,881                      10,681,972
                                                                           --------------------------------------------------------
 Deferred income taxes                                                                  10,909,070                      10,909,070
                                                                           --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                          3,367,309                       3,305,010
                                                                           --------------------------------------------------------
 Total assets                                                                         $117,790,858                    $111,752,941
                                                                           ========================================================
 Current liabilities:
       Current obligations under capital leases                                          $ 192,873                       $ 196,240
       Notes payable, banks                                                              3,100,000                         750,000
       Accounts payable                                                                  6,352,367                       4,120,600
       Accrued liabilities                                                               7,832,666                       7,926,105
                                                                           --------------------------------------------------------
          Total current liabilities                                                     17,477,906                      12,992,945
                                                                           --------------------------------------------------------
 Long-term debt, less current portion                                                   17,000,000                      17,000,000
                                                                           --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                              4,015,202                       4,059,724
                                                                           --------------------------------------------------------
 Accrued pensions and other liabilities                                                 14,256,959                      13,950,361
                                                                           --------------------------------------------------------
 Postretirement benefits other than pensions                                            18,516,878                      18,328,367
                                                                           --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                                      4,558,243                       4,558,243
       Capital in excess of par value of stock                                          29,778,768                      29,778,768
       Retained earnings                                                                29,052,525                      27,968,811
                                                                           --------------------------------------------------------
                                                                                        63,389,536                      62,305,822
       Less:
       Treasury stock, at cost                                                          16,431,908                      16,408,808
       Management Stock Purchase Plan
             receivables and deferrals                                                     433,715                         475,470
                                                                           --------------------------------------------------------
                                                                                        46,523,913                      45,421,544
                                                                           --------------------------------------------------------
 Total liabilities and shareholders' equity                                           $117,790,858                    $111,752,941
                                                                           ========================================================

                               See accompanying notes to consolidated condensed financial statements.

                                                               3 of 9

                                          TASTY BAKING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Thirteen Weeks Ended
                                                                               March 25, 2000        March 27, 1999
------------------------------------------------------------------------------------------------------------------------
 Gross Sales                                                                    $61,147,760             $57,146,174
 Less discounts and allowances                                                  (20,804,414)            (19,293,525)
                                                                         -----------------------------------------------
 Net Sales                                                                       40,343,346              37,852,649
                                                                          -----------------------------------------------
 Costs and expenses:
      Cost of sales                                                              25,997,012              23,632,065

      Depreciation                                                                1,862,367               1,785,783

      Selling, general and
         administrative                                                           9,323,427              11,000,903

      Interest expense                                                              335,051                 222,508

      Restructure charge                                                                  -                 950,000

      Other income, net                                                            (306,360)               (414,359)
                                                                         -----------------------------------------------

                                                                                 37,211,497              37,176,900
                                                                         -----------------------------------------------

 Income before provision for
      income taxes                                                                3,131,849                 675,749

 Provision for income taxes                                                       1,109,333                 149,470
                                                                         -----------------------------------------------

 Income before cumulative effect of a change
      in accounting principle                                                     2,022,516                 526,279

 Cumulative effect of a change in accounting
      principle for start-up costs                                                        -                (204,709)
                                                                         -----------------------------------------------

 Net income                                                                     $ 2,022,516               $ 321,570
                                                                         ===============================================


 Average common shares outstanding:
           Basic                                                                  7,823,210               7,825,586
           Diluted                                                                7,823,210               7,921,517

 Per share of common stock:

 Income before cumulative effect of a change
      in accounting principle: Basic and Diluted                                      $0.26                   $0.07
                                                                         ===================   =====================
 Cumulative effect of a change in accounting
      principle for start-up costs: Basic and Diluted                                     -                   (0.03)
                                                                         ===================   =====================
 Net income: Basic and Diluted                                                        $0.26                   $0.04
                                                                         ===================   =====================

      Cash dividend                                                                   $0.12                   $0.12
                                                                         ===================   =====================



                          See accompanying notes to consolidated condensed financial statements.


                                                          4 of 9

                                            TASTY BAKING COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                         (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                For the Thirteen Weeks Ended
                                                                             March 25, 2000                 March 27, 1999
---------------------------------------------------------------------------------------------------------------------------
 Cash flows from (used for) operating activities
       Net income                                                               $ 2,022,516                      $ 321,570
       Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                                            1,862,367                      1,785,783
          Amortization                                                               16,887                         19,895
          Cumulative effect of change in accounting principle                             -                        204,709
          Other                                                                     427,811                      1,535,039
       Changes in assets and liabilities
        affecting operations                                                     (3,311,425)                      (954,717)
                                                                 ----------------------------------------------------------

       Net cash from operating activities                                         1,018,156                      2,912,279
                                                                 ----------------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                 (2,749,240)                    (6,633,880)
       Proceeds from owner/operators' loan repayments                             1,108,800                      1,138,842
       Loans to owner/operators                                                  (1,013,871)                    (1,354,956)
       Other                                                                          7,929                         12,171
                                                                 ----------------------------------------------------------

       Net cash used for investing activities                                    (2,646,382)                    (6,837,823)
                                                                 ----------------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                  2,000,000                      5,000,000
       Dividends paid                                                              (938,802)                      (939,107)
       Payment of long-term debt                                                 (2,047,889)                    (1,140,457)
       Net increase in short-term debt                                            2,350,000                        700,000
       Other                                                                              -                        (18,216)
                                                                 ----------------------------------------------------------

       Net cash from financing activities                                         1,363,309                      3,602,220
                                                                 ----------------------------------------------------------

       Net decrease in cash                                                        (264,917)                      (323,324)

       Cash, beginning of year                                                      705,494                        372,871
                                                                 ----------------------------------------------------------

       Cash, end of period                                                        $ 440,577                       $ 49,547
                                                                 ==========================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
          Interest                                                                $ 298,727                      $ 223,376
                                                                 ==========================================================
          Income taxes                                                          $ 1,973,925                        $ 9,884
                                                                 ==========================================================



                           See accompanying notes to consolidated condensed financial statements.



                                                           5 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 25, 2000 and December 25, 1999, the results of its operations for the thirteen weeks ended March 25, 2000 and March 27, 1999 and cash flows for the thirteen weeks ended March 25, 2000 and March 27, 1999. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1999 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 25, 2000 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 25, 2000 and March 27, 1999, the difference between the actual expenses incurred and the expenses charged to operations was not material.

2.     Net Income Per Common Share
       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares which would result from the exercise of stock options are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares.

3.     Restructure Charge
       During the first quarter of 1999, the company discontinued forty-three route territories in those areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. As a result, the company incurred a charge of $950,000 resulting in a reduction in net income of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. All the costs accrued under this charge have been satisfied.


                                     6 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2000 was $2,022,516 or $.26 per share. Net income for the first quarter of 1999 was $321,570 or $.04 per share. Included in net income for 1999 were two non-recurring charges. The company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to certain other independent regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as employee severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquisition of its Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the comparable 1999 first quarter results were $1,096,849 or $.14 per share.

For the first quarter, gross sales increased 7% to $61,147,760, compared to $57,146,174 last year. The company also experienced unit sales growth of 10%. The increase in gross sales for the first quarter of 2000 is a continuation of a turnaround that began in the fourth quarter of 1999. In addition, improved production capabilities, compared to the difficulties that were experienced during the implementation of the first phase of the bakery modernization project in the first quarter of last year, also contributed to the increase. Gross sales, less discounts and allowances, resulted in an increase in net sales of 6.6% to $40,343,346, compared to $37,852,649 reported last year. The increase in net sales was consistent with the increase in gross sales.

Cost of sales, as a percentage of gross sales, was 42.5% and 41.4% for the first quarters of 2000 and 1999, respectively. The increase in 2000 was the result of permanent and temporary selling price reductions coupled with a change in the sales mix in the first quarter of 2000 compared to the first quarter of 1999.

Selling, general and administrative expenses for the first quarter of 2000 decreased by $1,677,476 or 15.2% compared to the first quarter of 1999. The decrease can be primarily attributed to savings from the route restructure that was done during the first quarter of 1999.

Interest expense increased for the first quarter of 2000 versus the first quarter of 1999 as a result of increased average interest rates as well as higher average borrowing levels.

The effective tax rate was 35.4% for the quarter ended March 25, 2000 and 22.1% for the quarter ended March 27, 1999 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the first quarter of 2000 was the effect of state taxes. The difference between the effective rate and the statutory rate in the first quarter of 1999 was due to low taxable income compounded by the effect of state tax benefits arising from passive income.




                                     7 of 9

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 25, 2000, net cash from operating activities decreased by $1,894,123 to $1,018,156 from $2,912,279 for the same period in 1999. The decrease in 2000 compared to 1999 was due to a number of factors. The increase in net income for 2000 was offset by a negative change in assets and liabilities, mostly resulting from an increase in accounts receivable, which can be attributed to the increase in sales activity, and an increase in cash paid for income taxes compared to 1999. In addition, an accrual for the 1999 restructure charge, which was paid during the second quarter of 1999, was included in the 1999 first quarter adjustments to net income.

Net cash used for investing activities for the thirteen weeks ended March 25, 2000 decreased by $4,191,441 relative to the same period in 1999 principally due to less capital expenditures in the current year. In the first quarter of 1999, a higher level of capital expenditures were required due to the computer system upgrade and the first phase of the bakery modernization project.

Net cash from financing activities for the thirteen weeks ended March 25, 2000 decreased by $2,238,911 relative to the same thirteen weeks in 1999. The decrease is primarily the result of a net decrease in short and long-term debt relative to the prior year.

For the remainder of 2000 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits:  Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K

              The company did not file a report on Form 8-K during the thirteen weeks ended March 25, 2000.

                                  Exhibit Index

                      Exhibit 27 - Financial Data Schedule




                                     8 of 9

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              TASTY BAKING COMPANY
                                   ----------------------------------------
                                                    (Company)








     May 8, 2000                         /S/ John M. Pettine
--------------------               --------------------------------------------
       (Date)                                     JOHN M. PETTINE
                                           EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)