Form 10-Q
period 2000-06-24
TASTY BAKING CO
filed 2000-08-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the twenty-six weeks ended June 24, 2000
                                        -------------

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

                Yes X                                        No
                   ---                                         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.50                       7,845,312
-------------------------------------------------------------------------------
          (Title of Class)                    (No. of Shares Outstanding
                                                    at August 8, 2000)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.


                                    1 fo 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                           Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          June 24, 2000 and December 25, 1999...............................3

          Consolidated Condensed Statements of Operations
          Twenty-six weeks ended June 24, 2000 and June 26, 1999............4

          Consolidated Condensed Statements of Cash Flows
          Twenty-six weeks ended June 24, 2000 and June 26, 1999............5

          Notes to Consolidated Condensed Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................7-8

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk8

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ..............9

Item 6.   Exhibits and Reports on Form 8-K..................................9

Signature .................................................................10



                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------------------
                                                         June 24, 2000           December 25, 1999
---------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                $ 119,861                $ 705,494
       Accounts and notes receivable, net of
         allowance for doubtful accounts                  23,742,361               19,682,733
       Inventories:
             Raw materials                                 3,605,245                3,193,027
             Work in progress                                662,627                  568,416
             Finished goods                                1,795,343                  744,336
                                                      ----------------------------------------
                                                           6,063,215                4,505,779
       Deferred income taxes, prepayments and other        2,578,282                2,505,212
                                                      ----------------------------------------
             Total current assets                         32,503,719               27,399,218
                                                      ----------------------------------------
 Property, plant and equipment:                          174,661,695              170,394,608
       Less accumulated depreciation                     114,498,824              110,936,937
                                                      ----------------------------------------
                                                          60,162,871               59,457,671
                                                      ----------------------------------------
 Long-term receivables                                     9,823,117               10,681,972
                                                      ----------------------------------------
 Deferred income taxes                                    10,909,070               10,909,070
                                                      ----------------------------------------
 Spare parts inventory and miscellaneous assets            3,565,342                3,305,010
                                                      ----------------------------------------
 Total assets                                           $116,964,119             $111,752,941
                                                      ========================================
 Current liabilities:
       Current obligations under capital leases            $ 189,506                $ 196,240
       Notes payable, banks                                3,250,000                  750,000
       Accounts payable                                    6,062,676                4,120,600
       Accrued liabilities                                 7,163,976                7,926,105
                                                      ----------------------------------------
          Total current liabilities                       16,666,158               12,992,945
                                                      ----------------------------------------
 Long-term debt, less current portion                     16,000,000               17,000,000
                                                      ----------------------------------------
 Long-term obligations under capital leases,
       less current portion                                3,970,280                4,059,724
                                                      ----------------------------------------
 Accrued pensions and other liabilities                   13,769,555               13,950,361
                                                      ----------------------------------------
 Postretirement benefits other than pensions              18,445,317               18,328,367
                                                      ----------------------------------------
 Shareholders' equity:
       Common stock                                        4,558,243                4,558,243
       Capital in excess of par value of stock            29,741,074               29,778,768
       Retained earnings                                  30,338,221               27,968,811
                                                      ----------------------------------------
                                                          64,637,538               62,305,822
       Less:
       Treasury stock, at cost                            16,105,251               16,408,808
       Management Stock Purchase Plan
             receivables and deferrals                       419,478                  475,470
                                                      ----------------------------------------
                                                          48,112,809               45,421,544
                                                      ----------------------------------------
 Total liabilities and shareholders' equity             $116,964,119             $111,752,941
                                                      ========================================

     See accompanying notes to consolidated condensed financial statements.

                                     3 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                     For the Thirteen Weeks Ended            For the Twenty-Six Weeks Ended
                                                   June 24, 2000     June 26, 1999         June 24, 2000       June 26, 1999
-------------------------------------------------------------------------------------------------------------------------------
 Gross Sales                                       $ 62,899,396        $ 56,769,425        $124,047,156        $113,915,599
 Less discounts and allowances                      (21,181,024)        (18,265,519)        (41,985,438)        (37,559,044)
                                                ------------------------------------------------------------------------------
 Net Sales                                           41,718,372          38,503,906          82,061,718          76,356,555
                                                ------------------------------------------------------------------------------
 Costs and expenses:
     Cost of sales                                   26,379,584          24,069,240          52,376,596          47,701,305

     Depreciation                                     1,819,469           1,905,532           3,681,836           3,691,314

     Selling, general and
        administrative                                9,984,356          10,470,880          19,307,783          21,401,425

     Interest expense                                   390,499             267,671             725,550             490,180

     Restructure charge                                       -                   -                   -             950,000

     Other income, net                                 (318,397)           (334,327)           (624,757)           (678,328)
                                                ------------------------------------------------------------------------------

                                                     38,255,511          36,378,996          75,467,008          73,555,896
                                                ------------------------------------------------------------------------------

 Income before provision for
     income taxes                                     3,462,861           2,124,910           6,594,710           2,800,659

 Provision for income taxes                           1,238,468             733,109           2,347,801             882,579
                                                ------------------------------------------------------------------------------

 Income before cumulative effect of a change
     in accounting principle                          2,224,393           1,391,801           4,246,909           1,918,080

 Cumulative effect of a change in accounting
     principle for start-up costs                             -                   -                   -            (204,709)
                                                ------------------------------------------------------------------------------

 Net income                                          $2,224,393          $1,391,801          $4,246,909          $1,713,371
                                                ==============================================================================


 Average common shares outstanding:
         Basic                                        7,831,331           7,825,206           7,827,270           7,825,396
         Diluted                                      7,847,203           7,867,647           7,835,206           7,894,582

 Per share of common stock:

 Income before cumulative effect of a change
     in accounting principle: Basic                       $0.28               $0.18               $0.54               $0.25
                                                ================  ==================  ==================  ==================
                              Diluted                     $0.28               $0.18               $0.54               $0.24
                                                ================  ==================  ==================  ==================
 Cumulative effect of a change in accounting
     principle for start-up costs:
                              Basic and Diluted               -                   -                   -              ($0.03)
                                                ================  ==================  ==================  ==================
 Net income:                  Basic and Diluted           $0.28               $0.18               $0.54               $0.22
                                                ================  ==================  ==================  ==================

     Cash dividend                                        $0.12               $0.12               $0.24               $0.24
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

                                     4 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Twenty-six Weeks Ended
                                                                                   June 24, 2000          June 26, 1999
------------------------------------------------------------------------------------------------------------------------


 Cash flows from (used for) operating activities
       Net income                                                                   $ 4,246,909            $ 1,713,371
       Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                                                3,681,836              3,691,314
          Amortization                                                                   33,533                 39,180
          Cumulative effect of change in accounting principle                                 -                204,709
          Other                                                                         (15,169)             1,188,834
       Changes in assets and liabilities
        affecting operations                                                         (4,510,187)               831,662
                                                                                  -------------------------------------

       Net cash from operating activities                                             3,436,922              7,669,070
                                                                                  -------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                     (4,387,036)           (10,157,952)
       Proceeds from owner/operators' loan repayments                                 2,301,283              2,664,073
       Loans to owner/operators                                                      (1,444,774)            (2,624,268)
       Other                                                                             18,353                 21,402
                                                                                  -------------------------------------

       Net cash used for investing activities                                        (3,512,174)           (10,096,745)
                                                                                  -------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                      3,000,000              5,000,000
       Dividends paid                                                                (1,877,499)            (1,878,433)
       Payment of long-term debt                                                     (4,096,178)            (1,281,438)
       Net increase in short-term debt                                                2,500,000                300,000
       Other                                                                            (36,704)                16,110
                                                                                  -------------------------------------

       Net cash from (used for) financing activities                                   (510,381)             2,156,239
                                                                                  -------------------------------------

       Net decrease in cash                                                            (585,633)              (271,436)

       Cash, beginning of year                                                          705,494                372,871
                                                                                  -------------------------------------

       Cash, end of period                                                            $ 119,861              $ 101,435
                                                                                  =====================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
          Interest                                                                    $ 625,699              $ 562,821
                                                                                  =====================================
          Income taxes                                                              $ 4,432,977               $ 77,561
                                                                                  =====================================

       Noncash financing activities:
          Issuance of common stock for services                                       $ 319,016                    $ -
                                                                                  =====================================


     See accompanying notes to consolidated condensed financial statements.

                                     5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 24, 2000 and December 25, 1999, the results of its operations for the twenty-six weeks ended June 24, 2000 and June 26, 1999 and cash flows for the twenty-six weeks ended June 24, 2000 and June 26, 1999. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1999 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 24, 2000 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 24, 2000 and June 26, 1999, the difference between the actual expenses incurred and the expenses charged to operations was not material.

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

3.     Restructure Charge
       During the first quarter of 1999, the company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. As a result, the company incurred a charge of $950,000 resulting in a reduction in net income of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. All the costs accrued under this charge have been satisfied.


                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the second quarter of 2000, the company realized net income of $2,224,393 versus $1,391,801 for the second quarter of 1999. Net income per share increased to $.28 from $.18 per share for the comparable quarter of 1999.

Net income for the twenty-six weeks ended June 24, 2000 was $4,246,909 or $.54 per share. Net income for the twenty-six weeks ended June 26, 1999 was $1,713,371 or $.22 per share. Included in net income for 1999 were two non-recurring charges. The company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to certain other independent regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as employee severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquisition of its Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the comparable 1999 results were $2,488,650 or $.32 per share.

For the second quarter, gross sales increased 10.8% to $62,899,396, compared to $56,769,425 last year. The company also experienced unit sales growth of 10%. The increase in gross sales for the second quarter of 2000 is a continuation of a turnaround that began in the fourth quarter of 1999. Increased promotions and growing relationships with large distributors have contributed to sales growth. Gross sales, less discounts and allowances, resulted in an increase in net sales of 8.3% to $41,718,372, compared to $38,503,906 reported last year. The increase in net sales reflected the increase in gross sales which was partially offset by the increase in promotions.

Cost of sales, as a percentage of gross sales, was 41.9% and 42.4% for the second quarters of 2000 and 1999, respectively. The improvement in 2000 over 1999 can be attributed to the increase in sales volume relative to the fixed portion of cost of sales.

Selling, general and administrative expenses for the second quarter of 2000 decreased by $486,524 or 4.6% compared to the second quarter of 1999. The decrease can be primarily attributed to a decrease in advertising and other selling expenses.

Interest expense increased for the second quarter of 2000 versus the second quarter of 1999 as a result of increased average interest rates.

The effective tax rate was 35.8% for the quarter ended June 24, 2000 and 34.5% for the quarter ended June 26, 1999 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the second quarters of 2000 and 1999 was the effect of state taxes.



                                    7 of 10

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 24, 2000, net cash from operating activities decreased by $4,232,148 to $3,436,922 from $7,669,070 for the same period in 1999. The decrease in 2000 compared to 1999 was due to a number of factors. The increase in net income for 2000 was offset by a negative change in assets and liabilities, mostly resulting from an increase in accounts receivable, which can be attributed to the increase in sales activity, an increase in cash paid for income taxes and an increase in inventory compared to 1999. This decrease was slightly offset by an increase in accounts payable and other current liabilities.

Net cash used for investing activities for the twenty-six weeks ended June 24, 2000 decreased by $6,584,571 relative to the same period in 1999 principally due to less capital expenditures in the current year. During the twenty-six weeks ended June 26, 1999, a higher level of capital expenditures were required due to the computer system upgrade and the first phase of the bakery modernization project.

Net cash from financing activities for the twenty-six weeks ended June 24, 2000 decreased by $2,666,620 relative to the same twenty-six weeks in 1999. The decrease is primarily the result of a decrease in the level of net borrowings relative to the prior year.

For the remainder of 2000 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

     The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the consolidated financial statements of the company. The company also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable.




                                    8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

  (a)  The company's annual meeting of shareholders was held on April 28, 2000.

  (b)  The directors elected at the meeting were:

                                      For           Against       Withheld

        James L. Everett, III      6,695,052          ---         63,654
        Nelson G. Harris           6,695,782          ---         62,924
        Carl S. Watts              6,605,345          ---        153,361

       Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., G. Fred DiBona, Jr., John M. Pettine, Philip J. Baur, Jr, and Judith M. von Seldeneck.

  (c) Other matters voted upon at the meeting and the results of those votes were as follows:


                                                   For        Against    Abstain

       Approval of PricewaterhouseCoopers
       LLP, as independent certified
       public accountants                        6,711,277    28,701     18,728


The foregoing matters are described in detail in the company's proxy statement dated March 31,2000.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:  Exhibit 10 - By-laws of the Registrant as
                               amended on March 31, 2000
                  Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K

       The company did not file a report on Form 8-K during the twenty-six weeks ended June 24, 2000.

                                  Exhibit Index

  Exhibit 10 - By-laws of the Registrant as amended on March 31, 2000

  Exhibit 27 - Financial Data Schedule







                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              TASTY BAKING COMPANY
---------------------------------------------------------------------------
                                                   (Company)








 August 8, 2000                               /S/ John M. Pettine
------------------       --------------------------------------------------
     (Date)                                     JOHN M. PETTINE
                                         EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)






                                    10 of 10