Form 10-Q
period 2000-09-23
TASTY BAKING CO
filed 2000-11-06
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 23, 2000
                                         ------------------

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

                    Yes X                            No
                       ---                             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.50                            7,846,012
--------------------------------------------------------------------------------
        (Title of Class)                         (No. of Shares Outstanding
                                                     at November 6, 2000)

                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.








                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 23, 2000 and December 25, 1999.............................3

         Consolidated Condensed Statements of Operations
         Thirteen and Thirty-nine weeks ended
         September 23, 2000 and September 25, 1999............................4

         Consolidated Condensed Statements of Cash Flows
         Thirty-nine weeks ended September 23, 2000 and September 25, 1999....5

         Notes to Consolidated Condensed Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................7-8

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................9

Item 6.  Exhibits and Reports on Form 8-K.....................................9

Signature ....................................................................11













                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                 September 23, 2000          December 25, 1999
---------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                           $ 31,186                       $ 705,494
       Accounts and notes receivable, net of
         allowance for doubtful accounts                            24,227,613                      19,682,733
       Inventories:
             Raw materials                                           3,462,347                       3,193,027
             Work in progress                                          766,827                         568,416
             Finished goods                                          1,908,000                         744,336
                                                               ------------------------------------------------
                                                                     6,137,174                       4,505,779
       Deferred income taxes, prepayments and other                  2,694,145                       2,505,212
                                                               ------------------------------------------------
             Total current assets                                   33,090,118                      27,399,218
                                                               ------------------------------------------------
 Property, plant and equipment:                                    176,523,746                     170,394,608
       Less accumulated depreciation                               116,380,236                     110,936,937
                                                               ------------------------------------------------
                                                                    60,143,510                      59,457,671
                                                               ------------------------------------------------
 Long-term receivables                                              10,232,724                      10,681,972
                                                               ------------------------------------------------
 Deferred income taxes                                              10,909,070                      10,909,070
                                                               ------------------------------------------------
 Spare parts inventory and miscellaneous assets                      3,745,910                       3,305,010
                                                               ------------------------------------------------
 Total assets                                                    $ 118,121,332                    $111,752,941
                                                               ================================================
 Current liabilities:
       Current obligations under capital leases                      $ 186,139                       $ 196,240
       Notes payable, banks                                          2,350,000                         750,000
       Accounts payable                                              5,341,565                       4,120,600
       Accrued liabilities                                           8,235,402                       7,926,105
                                                               ------------------------------------------------
          Total current liabilities                                 16,113,106                      12,992,945
                                                               ------------------------------------------------
 Long-term debt, less current portion                               18,000,000                      17,000,000
                                                               ------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                          3,924,948                       4,059,724
                                                               ------------------------------------------------
 Accrued pensions and other liabilities                             12,818,234                      13,950,361
                                                               ------------------------------------------------
 Postretirement benefits other than pensions                        18,681,179                      18,328,367
                                                               ------------------------------------------------
 Shareholders' equity:
       Common stock                                                  4,558,243                       4,558,243
       Capital in excess of par value of stock                      29,741,074                      29,778,768
       Retained earnings                                            30,787,840                      27,968,811
                                                               ------------------------------------------------
                                                                    65,087,157                      62,305,822
       Less:
       Treasury stock, at cost                                      16,105,868                      16,408,808
       Management Stock Purchase Plan
             receivables and deferrals                                 397,424                         475,470
                                                               ------------------------------------------------
                                                                    48,583,865                      45,421,544
                                                               ------------------------------------------------
 Total liabilities and shareholders' equity                      $ 118,121,332                    $111,752,941
                                                               ================================================

     See accompanying notes to consolidated condensed financial statements.

                                     3 of 10

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                             (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                For the Thirteen Weeks Ended      For the Thirty-nine Weeks Ended
                                                              Sept. 23, 2000    Sept. 25, 1999   Sept. 23, 2000   Sept. 25, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Gross Sales                                                   $  60,571,793    $  53,765,048    $ 184,618,949    $ 167,680,647
Less discounts and allowances                                   (20,716,010)     (18,131,163)     (62,701,448)     (55,690,207)
                                                              -------------    -------------    -------------    -------------
Net Sales                                                        39,855,783       35,633,885      121,917,501      111,990,440
                                                              -------------    -------------    -------------    -------------
Costs and expenses:
     Cost of sales                                               26,154,324       23,344,953       78,530,920       71,046,258

     Depreciation                                                 1,900,398        1,726,780        5,582,234        5,418,094

     Selling, general and
        administrative                                            9,595,653        9,535,289       28,903,436       30,936,714

     Interest expense                                               411,812          321,657        1,137,362          811,837

     Restructure charge                                                --               --               --            950,000

     Other income, net                                             (346,385)        (306,406)        (971,142)        (984,734)
                                                              -------------    -------------    -------------    -------------

                                                                 37,715,802       34,622,273      113,182,810        108,178,169
                                                              -------------    -------------    -------------    -------------

Income before provision for
     income taxes                                                 2,139,981        1,011,612        8,734,691        3,812,271

Provision for income taxes                                          748,924          287,571        3,096,725        1,170,150
                                                              -------------    -------------    -------------    -------------

Income before cumulative effect of a change
     in accounting principle                                      1,391,057          724,041        5,637,966        2,642,121

Cumulative effect of a change in accounting
     principle for start-up costs                                      --               --               --           (204,709)
                                                              -------------    -------------    -------------    -------------

Net income                                                    $   1,391,057    $     724,041    $   5,637,966    $   2,437,412
                                                              =============    =============    =============    =============


Average common shares outstanding:
          Basic                                                   7,845,341        7,823,546        7,833,294        7,824,782
          Diluted                                                 7,886,859        7,847,241        7,852,424        7,878,804

Per share of common stock:

Income before cumulative effect of a change
     in accounting principle: Basic and Diluted                       $0.18            $0.09            $0.72            $0.34
Cumulative effect of a change in accounting
     principle for start-up costs:
                              Basic and Diluted                          --               --               --           ($0.03)
                                                              =============    =============    =============    =============
Net income:                   Basic and Diluted                       $0.18            $0.09            $0.72            $0.31
                                                              =============    =============    =============    =============

     Cash dividend                                                    $0.12            $0.12            $0.36            $0.36
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

                                                              4 of 10

                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                 For the Thirty-nine Weeks Ended
                                                                           September 23, 2000       September 25, 1999
-------------------------------------------------------------------------------------------------------------------------

 Cash flows from (used for) operating activities
       Net income                                                               $ 5,637,966            $ 2,437,412
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                           5,582,234              5,418,093
           Amortization                                                              50,040                 57,712
           Cumulative effect of change in accounting principle                            -                204,709
           Other                                                                   (916,195)             1,287,890
       Changes in assets and liabilities
        affecting operations                                                     (4,834,946)               553,554
                                                                       --------------------------------------------

       Net cash from operating activities                                         5,519,099              9,959,370
                                                                       --------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                 (6,268,073)           (11,922,311)
       Proceeds from owner/operators' loan repayments                             3,059,301              3,383,101
       Loans to owner/operators                                                  (2,613,202)            (3,020,970)
       Other                                                                         29,085                 33,038
                                                                       --------------------------------------------

       Net cash used for investing activities                                    (5,792,889)           (11,527,142)
                                                                       --------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                  5,000,000              6,000,000
       Dividends paid                                                            (2,818,937)            (2,817,266)
       Payment of long-term debt                                                 (4,144,877)            (3,172,405)
       Net increase in short-term debt                                            1,600,000              1,200,000
       Other                                                                        (36,704)                16,110
                                                                       --------------------------------------------

       Net cash from (used for) financing activities                               (400,518)             1,226,439
                                                                       --------------------------------------------

       Net decrease in cash                                                        (674,308)              (341,333)

       Cash, beginning of year                                                      705,494                372,871
                                                                       --------------------------------------------

       Cash, end of period                                                         $ 31,186               $ 31,538
                                                                       ============================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                                               $ 974,785              $ 833,760
                                                                       ============================================
           Income taxes                                                         $ 4,783,833            $ 1,206,479
                                                                       ============================================

       Noncash investing and financing activities:
           Issuance of common stock for services                                  $ 319,016                    $ -
                                                                       ============================================
           Capital lease renewal                                                        $ -            $ 4,049,406
                                                                       ============================================

                       See accompanying notes to consolidated condensed financial statements.

                                                       5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Interim Financial Information
       -----------------------------
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 23, 2000 and December 25, 1999, the results of its operations for the thirteen and thirty-nine weeks ended September 23, 2000 and September 25, 1999 and cash flows for the thirty-nine weeks ended September 23, 2000 and September 25, 1999. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 1999 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 23, 2000 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen and thirty-nine weeks ended September 23, 2000 and September 25, 1999, the difference between the actual expenses incurred and the expenses charged to operations was not material.

2.     Net Income Per Common Share
       ---------------------------
       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares which would result from the exercise of stock options are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares.

3.     Restructure Charge
       ------------------
       During the first quarter of 1999, the company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to regional distributorships. As a result, the company incurred a charge of $950,000 resulting in a reduction in net income of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as severance payments and other related costs. All the costs accrued under this charge have been satisfied.


                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations
---------------------

For the third quarter of 2000, net income increased to $1,391,057 compared to $724,041 for the third quarter of 1999. Net income per share increased to $.18 from $.09 per share for the comparable quarter of 1999.

Net income for the thirty-nine weeks ended September 23, 2000 was $5,637,966 or $.72 per share. Net income for the thirty-nine weeks ended September 25, 1999 was $2,437,412 or $.31 per share. Included in net income for 1999 were two non-recurring charges. The company discontinued forty-three route territories in certain areas not achieving appropriate levels of profitability, assigning most of those territories to certain other independent regional distributorships. This resulted in an after-tax charge of $570,570 or $.07 per share, primarily relating to costs associated with the repurchase of some owner/operator territories as well as employee severance payments and other related costs. The second charge relates to the adoption of a new accounting regulation, which required the write off of the remaining start-up costs pertaining to the company's acquisition of its Oxford facility. This charge is reflected as a cumulative effect of a change in accounting principle which resulted in an after-tax charge to net income in the amount of $204,709 or $.03 per share. After eliminating the effect of these two non-recurring charges, the comparable 1999 results were $3,212,691 or $.41 per share.

For the third quarter, gross sales increased 12.7% to $60,571,793, compared to $53,765,048 last year. The increase in gross sales for the third quarter of 2000 is a continuation of a turnaround that began in the fourth quarter of 1999. Increased promotions and growing relationships with large distributors have contributed to sales growth. Gross sales, less discounts and allowances, resulted in an increase in net sales of 11.8% to $39,855,783, compared to $35,633,885 reported last year. The increase in net sales reflected the increase in gross sales which was partially offset by an increase in discounts and promotions.

Cost of sales, as a percentage of gross sales, was 43.2% and 43.4% for the third quarters of 2000 and 1999, respectively. The slight improvement in 2000 over 1999 can be attributed to the increase in sales volume relative to the fixed portion of cost of sales.

Selling, general and administrative expenses for the third quarter of 2000 remained relatively flat compared to the third quarter of 1999.

Interest expense increased for the third quarter of 2000 versus the third quarter of 1999 as a result of increased average interest rates and increased average borrowing levels.

The effective tax rate was 35.0% for the quarter ended September 23, 2000 and 28.4% for the quarter ended September 25, 1999 which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the third quarter of 2000 was the effect of state taxes. The difference between the effective rate and the statutory rate in the third quarter of 1999 was due to low taxable income compounded by the effect of state tax benefits arising from passive income.



                                    7 of 10

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 23, 2000, net cash from operating activities decreased by $4,440,272 to $5,519,098 from $9,959,370 for the same period in 1999. The decrease in 2000 compared to 1999 was due to a number of factors. The increase in net income for 2000 was offset by a negative change in assets and liabilities, mostly resulting from an increase in accounts receivable, which can be attributed to the increase in sales activity, an increase in cash paid for income taxes and an increase in inventory compared to 1999. Another contributing factor was a decrease in accrued pension expense. These decreases to net cash from operating activities were slightly offset by an increase in accounts payable.

Net cash used for investing activities for the thirty-nine weeks ended September 23, 2000 decreased by $5,734,253 relative to the same period in 1999 principally due to less capital expenditures in the current year. During the thirty-nine weeks ended September 23, 1999, a higher level of capital expenditures was required due to the computer system upgrade and the first phase of the bakery modernization project.

Net cash from financing activities for the thirty-nine weeks ended September 23, 2000 decreased by $1,626,956 relative to the same thirty-nine weeks in 1999. The decrease is primarily the result of a decrease in the level of net borrowings relative to the prior year.

Non Cash Activity disclosed in Supplemental Cash Flow Information for 1999 refers to a capital lease between the company and its Pension Plan("Plan") for its principal production facilities which are owned by the Plan. On July 1, 1999, the company exercised the first of five, three-year extension options with the Plan upon the expiration of the lease's initial 15 year term. As per the provisions of Statement of Financial Accounting Standards(SFAS) No. 13, as amended by SFAS No. 98, the company was required to revalue its lease with the Plan at the present value of the future minimum lease payments over the expected renewal periods. As a result, the values of the asset and obligation have been increased by the amount disclosed.

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


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
                             Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

            The company did not file a report on Form 8-K during the thirty-nine weeks ended September 23, 2000.

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





                                   TASTY BAKING COMPANY
                               -----------------------------
                                         (Company)








   November 6, 2000                           /S/ John M. Pettine
----------------------         -----------------------------------------------
        (Date)                                  JOHN M. PETTINE
                                         EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)





                                    10 of 10