Form 10-K
period 2000-12-30
TASTY BAKING CO
filed 2001-03-30
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 30, 2000 (53 weeks)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
  NO
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of February 12, 2001 is $114,425,648 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2001.

            Class                                       Outstanding
        Common Stock,
         par value $.50                              7,867,760 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                              Reference
--------                                                              ---------
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 30, 2001                 Part II
Pages 2 to 10 inclusive of the definitive Proxy Statement
  dated March 30, 2001                                                Part III

The index of exhibits is located on page number 7 of 15.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business

         The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts, miniature donuts, snack bars, boxed cookies and large family sized cakes, pies and danish under the well established trademark, TASTYKAKE(R). These products comprise approximately 150 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 50(cent) to 89(cent) per package and family convenience packages ranging from $2.39 to $2.75. The pies principally sell at a retail price of 89(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 89(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). Currently, the Registrant markets three varieties of low-fat cake which are sold individually at a retail price of 59(cent) or in family convenience packages at a retail price of $2.75. In 1999, Tastykake introduced a line of large family sized cakes produced by Tasty Baking Oxford, Inc., a wholly-owned subsidiary, and currently sold by the Registrant, under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.99 to $3.49. In addition, large pies, boxed cookies donuts, donut holes and large danish are sold by the Registrant under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.99 to $3.49. There are approximately forty varieties available under the Classic Baked Goods line.

         Dutch Mill Baking Company, Inc. (Dutch Mill), a wholly-owned subsidiary, based in Wyckoff, New Jersey, produces approximately 25 varieties of donuts, donut holes, cookies and cakes primarily under the trademark DUTCH MILL(R). Dutch Mill's direct sales are made through distributors to retail outlets in the New York City metropolitan area. These products are sold primarily in family convenience packages at retail prices ranging from $1.99 to $2.99 per package. Tastykake purchases donut holes from Dutch Mill which are sold under the TASTYKAKE(R) label.

         Tasty Baking Oxford, Inc., located in Oxford, Chester County, Pennsylvania, currently manufactures honey buns, large cakes, donuts and muffins under the trademarks TASTYKAKE(R), CLASSIC BAKED GOODS(TM), SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) for distribution through the traditional route and distributor methods as well as private label, food service and institutional marketplaces. The SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands were instituted to allow the Registrant to enter the private label and food service markets without compromising the integrity of its TASTYKAKE(R) brand. All of the products from the Oxford facility are sold to the Tastykake division for resale.

         Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in New York, New Jersey, Pennsylvania, Delaware, Maryland and Virginia, which make up Tastykake's principal market. This method of distribution has been used since 1986. Tastykake also distributes its products through distributorships and major grocery chains located in most areas of the country. The Registrant has formed alliances with distributors who can handle the Tastykake product line most effectively in order to promote geographic expansion. Products are sold in forty-nine states, and Puerto Rico. Tastykake also distributes its products through the TASTYKARE(R) program, whereby consumers can call a toll-free number or visit our web-site to order the delivery of a variety of Tastykake gift packs. The registrant opened two thrift outlets during 2000 and anticipates twenty by the end of 2001 in order to recover the cost of stale, damaged and other products not generally salable through normal distribution channels. These products were previously discarded.

         The Registrant is in the process of completing an upgrade of the entire computer system for all its divisions which is enabling the Registrant to coordinate a wide range of activities and will eventually link to large customers and suppliers. In 1998, the Registrant began a $22 million modernization program for the manufacturing facility in Philadelphia, Pennsylvania. The program will be completed in phases and is expected to take approximately four years from inception. Phase I of the program, the complete renovation of the Krimpet and Junior production and packaging lines, was completed in 1999. Phase II, the renovation of the cupcake lines, began in 2000. Two of the four lines were successfully converted in 2000. These renovations are expected to increase productivity and efficiency.

         While the five largest customers of the Tastykake division comprise a significant portion of its gross sales revenue, the large number of retailers comprising the customer base ensures the availability of Tastykake products to consumers in the principal market area.

         The Registrant maintains a comprehensive advertising program which from time to time utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television advertising, and promotions with various sports teams. While the Registrant sponsors research and development activities, the cost is not a material item.

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

         The Registrant has a significant market position throughout its principal marketing area. Outside of the principal market area, its market share is generally less significant. Its principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation, with its three (3) brands - Hostess, Dolly Madison and Drakes. There are also local independent bakers which compete in a number of regional markets. Interstate Bakeries Corporation is a large publicly-held corporation which has achieved national recognition of its "Hostess" brand name through national advertising and competes on price, quality and brand name recognition. It also promotes its Drakes product line in areas where the Registrant is attempting to expand its market share. McKee Foods Corporation, a large privately-held company, competes in the snack cake market under the brand "Little Debbie", principally as a low price snack cake.

         No difficulty was experienced in obtaining raw materials in 2000. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 2001.

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

         The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:

                  Location                   Primary Facility Use

          2801 Hunting Park Avenue           Corporate Office,
          Philadelphia, PA (1)               Production of cakes,
                                             pies, cookies and donuts

          Fox and Roberts Streets            Sales and Finance Offices,
          Philadelphia, PA (1)               Data Processing
                                             Operations, Office
                                             Services and Warehouse

          500 Braen Avenue                   Dutch Mill Offices,
          Wyckoff, NJ (2)                    Production of donuts, donut holes
                                             cookies and cakes

          700 Lincoln Street                 Tasty Baking Oxford Offices,
          Oxford, PA  (3)                    Production of honey buns, donuts,
                                             pastries, muffins, and large
                                             cake, future production of other
                                             varieties of baked goods



         (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 6 and 7 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

         (2) This property is leased under an operating lease. For a description of rental obligations, see Note 7 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

         (3) This property was purchased and is owned by Tasty Baking Oxford, Inc.

         In addition to the above, the Registrant leases various other properties used principally as local pick up and distribution points and more recently, for the thrift store outlets. All of these properties are sufficient for the business of the Registrant as now conducted, although certain manufacturing space is near full utilization.


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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                           INCORPORATED MATERIAL

                                                  Page(s) in Annual Report to
                                                  Shareholders for the Fiscal
                                                  Year Ended December 30, 2000
Item 5         Market for the Registrant's
               Common Equity and Related
               Shareholder Matters                        16

Item 6         Selected Financial Data                    17

Item 7         Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                 13 - 15

               Certain matters discussed in this Report, including those under the headings "Business," "Legal Proceedings" and "Management's Analysis," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are
               subject  to  the  safe   harbor   created  by  that  Act.   These
               forward-looking statements include comments about legal proceedings, competition with the baking industry, availability and pricing of raw materials and capital, improvements in efficiency expected from plant modernization programs, sales growth by distribution through private label, food service, institutional sales and national sales programs, changes in the Registrant's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions nationally and in the Registrant's primary markets, the availability of capital upon terms acceptable to the Registrant, the availability and prices of raw materials, the level of demand for the Registrant's products, legal proceedings to which the Registrant is or may become a party, the actions of competitors within the baking industry, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the Registrant to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.



Item 7a        Quantitative and Qualitative Disclosure   23 - 24
               about market risk

               The Registrant has certain floating rate debt notes. Under current market conditions, the Registrant believes that changes in interest rates would not have a material impact on the financial statements of the Registrant. The Registrant also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the Registrant's interest rates on its notes payable. The Registrant also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable. Information on the debt and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 4,5 and 3, respectively, in the 2000 Annual Report to Shareholders.

                           TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                                                    CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                             INCORPORATED MATERIAL

                                                    Page(s) in Annual Report to
                                                    Shareholders for the Fiscal
                                                    Year Ended December 30, 2000

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

Item 9   Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

                 This item is not applicable.

                                                     Page(s) in definitive
                                                     Proxy Statement

Item 10  Directors and Executive Officers
                  of the Registrant                        4 - 7

Item 11  Executive Compensation                            8 - 10

Item 12  Security Ownership of Certain Beneficial
                  Owners and Management                    2 - 4

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

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 30, 2000,
                     December 25, 1999 and December 26, 1998

                                     ------

                                                                Pages
(a)-1. List of Financial Statements

         Summary of Significant Accounting Policies         Incorporated herein
         Quarterly Summary                                  by reference to
         Consolidated Statements of Operations and          pages 12 to 31
          Retained Earnings                                 inclusive of the
         Consolidated Statements of Cash Flows              Annual Report to
         Consolidated Balance Sheets                        Shareholders for the
         Consolidated Statements of Changes in Capital      fiscal year ended
          Accounts                                          December 30, 2000.
         Notes to Consolidated Financial Statements         See page 11 of 15.
         Report of Independent Accountants

(a)-2. Schedule* for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998:

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

                      (b) By-laws of Registrant as amended on March 31, 2000 are incorporated by reference to Exhibit 10 to form 10-Q report of Registrant for the twenty-six weeks ended June 24, 2000.

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

                   (g) Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of Registrant for 1992.

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

                    (13) Annual  Report to  Shareholders  for the
                         fiscal  year ended  December  30,  2000,
                         pages 12 to 31 only. (The balance of the
                         Annual  Report is not deemed  "filed" or
                         "soliciting material".)                        11 of 15

                    (21) Subsidiaries of the Registrant                 12 of 15

                    (23)(a) Consent of Independent Accountants          13 of 15


  (b) The Registrant did not file a report on Form 8-K during the fourth quarter ended December 30, 2000.

              REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and
   the Board of Directors
Tasty Baking Company



Our audits of the consolidated financial statements referred to in our report dated February 13, 2001, appearing on page 31 of the 2000 Annual Report to Shareholders of Tasty Baking Company and subsidiaries, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 13, 2001

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                        for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998


               Column A                                  Column B           Column C           Column D         Column E
               --------                                  --------           --------           --------         --------
                                                         Additions
                                                         Balance at         Charged to                          Balance at
                                                         Beginning          Costs and                             End of
                 Description                             of Period           Expenses        Deductions(1)      Period
                 -----------                             ----------         ----------        ----------       ----------
Deducted from applicable assets:

   Allowance for doubtful accounts:
     For the fiscal year ended December 30, 2000         $2,874,088         $1,250,385         $795,129         $3,329,344
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 25, 1999         $2,849,538         $  428,864         $404,314         $2,874,088
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 26, 1998         $2,548,552         $  716,000         $415,014         $2,849,538
                                                         ==========         ==========         ========         ==========




   Inventory valuation reserves:
     For the fiscal year ended December 30, 2000         $  275,109         $  185,149         $158,644         $  301,614
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 25, 1999         $  135,000         $  323,709         $183,600         $  275,109
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 26, 1998         $  125,000         $   78,225         $ 68,225         $  135,000
                                                         ==========         ==========         ========         ==========


   Spare parts inventory reserve for obsolescence:
     For the fiscal year ended December 30, 2000         $  407,072         $  153,787         $115,796         $  445,063
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 25, 1999         $  340,000         $  116,489         $ 49,417         $  407,072
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 26, 1998         $  325,000         $   29,762         $ 14,762         $  340,000
                                                         ==========         ==========         ========         ==========


   Equipment allowance for obsolescence:
     For the fiscal year ended December 30, 2000         $  175,000         $   25,000         $   -            $  200,000
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 25, 1999         $  150,000         $   42,086         $ 17,086         $  175,000
                                                         ==========         ==========         ========         ==========

     For the fiscal year ended December 26, 1998         $  100,000         $   44,348         $ (5,652)        $  150,000
                                                         ==========         ==========         ========         ==========


     (1) Decrease due to write-off of related assets.


                      TASTY BAKING COMPANY AND SUBSIDIARIES





         The Annual Report to Shareholders for the fiscal year ended December 30, 2000 will be mailed to all shareholders on March 30, 2001.

                                   SIGNATURES




                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      TASTY BAKING COMPANY




                                      By   /s/ Carl S. Watts
                                           -----------------------------------
                                           Carl S. Watts, Chairman, President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                            Capacity                        Date
-----------------------------------           -------------------------       --------------


/s/ Philip J. Baur, Jr.                       Retired Chairman of the        March 30, 2001
---------------------------------             Board and Director of
      Philip J. Baur, Jr.                     Tasty Baking Company




 /s/ Carl S. Watts                            Chairman of the Board,         March 30, 2001
---------------------------------             President, Chief
      Carl S. Watts                           Executive Officer and
                                              Director of Tasty
                                              Baking Company




 /s/ Nelson G. Harris                         Chairman of The                March 30, 2001
---------------------------------             Executive Committee and
      Nelson G. Harris                        Director of Tasty
                                              Baking Company




 /s/ John M. Pettine                          Executive Vice President,      March 30, 2001
---------------------------------             Chief Financial and
      John M. Pettine                         Accounting Officer and
                                              Director of Tasty
                                              Baking Company




 /s/ Fred. C. Aldridge, Jr.                   Director of Tasty Baking       March 30, 2001
---------------------------------             Company
      Fred C. Aldridge, Jr.




/s/ G. Fred DiBona, Jr.                       Director of Tasty Baking       March 30, 2001
---------------------------------             Company
      G. Fred DiBona, Jr.




 /s/ Ronald J. Kozich                         Director of Tasty Baking       March 30, 2001
---------------------------------             Company
      Ronald J. Kozich




/s/ Judith M. von Seldeneck                   Director of Tasty Baking       March 30, 2001
---------------------------------             Company
      Judith M. von Seldeneck
