Form 10-Q
period 2001-03-31
TASTY BAKING CO
filed 2001-05-15
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirteen weeks ended March 31, 2001
                                      --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File Number 1-5084
                                                 ------

                              TASTY BAKING COMPANY
-------------------------------------------------------------------------------
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

               Yes X                                    No
                  ---                                     --------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes                                      No
                  --                                      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.50                                7,974,769
--------------------------------------------------------------------------------
        (Title of Class)                             (No. of Shares Outstanding
                                                          at May 14, 2001)

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                           Page


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              March 31, 2001 and December 30, 2000...........................3

              Consolidated Condensed Statements of Operations
              Thirteen weeks ended March 31, 2001 and March 25, 2000.........4

              Consolidated Condensed Statements of Cash Flows
              Thirteen weeks ended March 31, 2001 and March 25, 2000.........5

              Notes to Consolidated Condensed Financial Statements...........6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................7-8

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk..............................................8

PART II.      OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................9

Item 6.  Exhibits and Reports on Form 8-K....................................9

Signature...................................................................10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                             TASTY BAKING COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                                          (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2001              December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                       $ 65,505                       $ 311,242
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                        24,843,322                      20,771,853
       Inventories:
             Raw materials                                                       4,231,606                       3,433,599
             Work in progress                                                      731,508                         705,380
             Finished goods                                                      2,257,596                       1,791,570
                                                                   --------------------------------------------------------
                                                                                 7,220,710                       5,930,549
       Deferred income taxes, prepayments and other                              3,299,315                       3,518,928
                                                                   --------------------------------------------------------
             Total current assets                                               35,428,852                      30,532,572
                                                                   --------------------------------------------------------
 Property, plant and equipment:                                                180,065,317                     178,302,048
       Less accumulated depreciation                                           120,336,538                     118,487,509
                                                                   --------------------------------------------------------
                                                                                59,728,779                      59,814,539
                                                                   --------------------------------------------------------
 Long-term receivables                                                          10,044,489                       9,652,433
                                                                   --------------------------------------------------------
 Deferred income taxes                                                           8,533,257                       8,533,257
                                                                   --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                  3,779,198                       3,659,416
                                                                   --------------------------------------------------------
 Total assets                                                                $ 117,514,575                    $112,192,217
                                                                   ========================================================
 Current liabilities:
       Current obligations under capital leases                                  $ 212,353                       $ 216,820
       Notes payable, banks                                                      2,750,000                       2,200,000
       Accounts payable                                                          7,253,024                       5,385,864
       Accrued liabilities                                                       6,578,599                       7,255,765
                                                                   --------------------------------------------------------
          Total current liabilities                                             16,793,976                      15,058,449
                                                                   --------------------------------------------------------
 Long-term debt, less current portion                                           14,000,000                      13,000,000
                                                                   --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                      3,826,978                       3,842,904
                                                                   --------------------------------------------------------
 Accrued pensions and other liabilities                                         11,500,889                      11,728,847
                                                                   --------------------------------------------------------
 Postretirement benefits other than pensions                                    18,467,011                      18,388,339
                                                                   --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                              4,558,243                       4,558,243
       Capital in excess of par value of stock                                  29,404,220                      29,742,434
       Retained earnings                                                        33,529,908                      32,351,894
                                                                   --------------------------------------------------------
                                                                                67,492,371                      66,652,571
       Less:
       Treasury stock, at cost                                                  14,214,612                      16,106,361
       Management Stock Purchase Plan
             receivables and deferrals                                             352,038                         372,532
                                                                   --------------------------------------------------------
                                                                                52,925,721                      50,173,678
                                                                   --------------------------------------------------------
 Total liabilities and shareholders' equity                                  $ 117,514,575                    $112,192,217
                                                                   ========================================================

                            See accompanying notes to consolidated condensed financial statements.

                                                            3 of 10

                                         TASTY BAKING COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                      (unaudited)


---------------------------------------------------------------------------------------------------------------------
                                                                           For the Thirteen Weeks Ended
                                                                 March 31, 2001           March 25, 2000
---------------------------------------------------------------------------------------------------------------------
 Gross Sales                                                              $65,655,374                $61,147,760
 Less discounts and allowances                                            (23,261,285)               (20,804,414)
                                                                 ----------------------------------------------------
 Net Sales                                                                 42,394,089                 40,343,346
                                                                 ----------------------------------------------------
 Costs and expenses:
       Cost of sales                                                       26,413,844                 25,997,012

       Depreciation                                                         1,849,030                  1,862,367

       Selling, general and
          administrative                                                   10,732,086                  9,323,427

       Interest expense                                                       282,042                    335,051

       Other income, net                                                     (318,151)                  (306,360)
                                                                 ----------------------------------------------------
                                                                           38,958,851                 37,211,497
                                                                 ----------------------------------------------------

 Income before provision for
       income taxes                                                         3,435,238                  3,131,849

 Provision for income taxes                                                 1,315,787                  1,109,333
                                                                 ----------------------------------------------------

 Net income                                                               $ 2,119,451                $ 2,022,516
                                                                 ====================================================


 Average common shares outstanding:
            Basic                                                           7,902,402                  7,823,210
            Diluted                                                         8,022,865                  7,823,210

 Per share of common stock:

 Net income:
            Basic                                                               $0.27                      $0.26
                                                                 =====================    =======================
            Diluted                                                             $0.26                      $0.26
                                                                 =====================    =======================

       Cash dividend                                                            $0.12                      $0.12
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




                                                        4 of 10

                                           TASTY BAKING COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (unaudited)



--------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Thirteen Weeks Ended
                                                                         March 31, 2001                    March 25, 2000
--------------------------------------------------------------------------------------------------------------------------
 Cash flows from (used for) operating activities
       Net income                                                           $ 2,119,451                       $ 2,022,516
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                       1,849,030                         1,862,367
           Amortization                                                          15,939                            16,887
           Other                                                                530,691                           427,811
       Changes in assets and liabilities
        affecting operations                                                 (3,952,023)                       (3,311,425)
                                                              ------------------------------------------------------------

       Net cash from operating activities                                       563,088                         1,018,156
                                                              ------------------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                             (1,763,269)                       (2,749,240)
       Proceeds from owner/operators' loan repayments                           782,552                         1,108,800
       Loans to owner/operators                                              (1,174,608)                       (1,013,871)
       Other                                                                      9,554                             7,929
                                                              ------------------------------------------------------------

       Net cash used for investing activities                                (2,145,771)                       (2,646,382)
                                                              ------------------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                              1,000,000                         2,000,000
       Dividends paid                                                          (941,437)                         (938,802)
       Payment of long-term debt                                                (20,393)                       (2,047,889)
       Net increase in short-term debt                                          550,000                         2,350,000
       Net proceeds from sale of common stock                                   748,776                                 -
                                                              ------------------------------------------------------------

       Net cash from financing activities                                     1,336,946                         1,363,309
                                                              ------------------------------------------------------------

       Net decrease in cash                                                    (245,737)                         (264,917)

       Cash, beginning of year                                                  311,242                           705,494
                                                              ------------------------------------------------------------

       Cash, end of period                                                     $ 65,505                         $ 440,577
                                                              ============================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                                           $ 273,219                         $ 298,727
                                                              ============================================================
           Income taxes                                                       $ 798,400                       $ 1,973,925
                                                              ============================================================
       Noncash financing activities:
           Issuance of common stock for services                              $ 804,759                                 -
                                                              ============================================================

                           See accompanying notes to consolidated condensed financial statements.




                                                          5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1.     Interim Financial Information
       -----------------------------
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 2001 and December 30, 2000, the results of its operations for the thirteen weeks ended March 31, 2001 and March 25, 2000 and cash flows for the thirteen weeks ended March 31, 2001 and March 25, 2000. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2000 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 31, 2001 and March 25, 2000, the difference between the actual expenses incurred and the expenses charged to operations was not material.

2.     Net Income Per Common Share
       ---------------------------
       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares, which would result from the exercise of stock options, are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares.

3.     New Accounting Standards
       ------------------------
       Statement of Financial Accounting Standards 133, "Accounting for Derivatives"' as amended by SFAS 137 and SFAS 138 became effective in January 2001. This pronouncement did not have an impact on the company's consolidated results of operations, financial position, cash flows or disclosure requirements. The company has not entered into derivative financial instruments or hedging arrangements.



                                     6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations
---------------------

Net income for the first quarter of 2001 was $2,119,451 or $.26 per share. Net income for the first quarter of 2000 was $2,022,516 or $.26 per share. However, during the first quarter of 2001, the $14.00 and $16.00 stock price targets pertaining to the 1999 conditional stock grant were achieved and a resulting pre-tax charge of $805,000 of compensation expense was recorded. While the company anticipated achieving the $14.00 per share price target in the first quarter, it did not anticipate achieving the $16.00 per share price target in the same quarter, and as a result the first quarter 2001 was impacted by $.03 per share. Therefore, without the additional expense related to the $16.00 per share price target, net income per share would have been $.29. The achievement of the $16.00 target completes the 1999 conditional stock grant.

For the first quarter, gross sales increased 7.4% to $65,655,374, compared to $61,147,760 last year. The increase in gross sales was primarily the result of price increases instituted at the end of the fourth quarter of 2000. Gross sales, less discounts and allowances, resulted in an increase in net sales of 5.1% to $42,394,089, compared to $40,343,346 reported last year. The percentage increase in net sales was lower than the percentage increase in gross sales due to the effect of returns and commissions.

Cost of sales, as a percentage of gross sales, was 40.2% and 42.5% for the first quarters of 2001 and 2000, respectively. The decrease in the percentage in 2001 was primarily the result of the price increase.

Selling, general and administrative expenses for the first quarter of 2001 increased by $1,408,659 or 15.1% compared to the first quarter of 2000. Part of the increase can be attributed to the compensation expense from the 1999 conditional stock grant. The company also experienced additional costs relative to market expansion and sales growth including freight expenses compounded by fuel surcharges, and an increase in the provision for doubtful accounts relative to the increase in accounts receivable.

Interest expense decreased for the first quarter of 2001 versus the first quarter of 2000 as a result of decreased average interest rates as well as lower average borrowing levels.

The effective tax rate was 38.3% for the quarter ended March 31, 2001 and 35.4% for the quarter ended March 25, 2000, which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the first quarter of 2001 was the effect of state taxes. The difference between the effective rate and the statutory rate in the first quarter of 2000 was the effect of state taxes partially offset by tax benefits arising from passive income.



                                     7 of 10

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 31, 2001, net cash from operating activities decreased by $455,068 to $563,088 from $1,018,156 for the same period in 2000. The decrease in 2001 compared to 2000 was due to a number of factors. There was a decrease in accrued payroll in the first quarter of 2001 due to the payment in 2001 of management bonuses accrued in 2000. No such bonuses were accrued at year-end 1999, so there was no corresponding cash payment in the first quarter of 2000. In addition, there were increases in inventories and prepayments relative to the comparable quarter last year. These decreases in cash from operating activities were partially offset by an increase in accrued income taxes from a reduction in cash paid for income taxes.

Net cash used for investing activities for the thirteen weeks ended March 31, 2001 decreased by $500,611 relative to the same period in 2000 principally due to lower capital expenditures in the current year partially offset by a decrease in proceeds from owner/operator loan payoffs.

Net cash from financing activities for the thirteen weeks ended March 31, 2001 decreased by $26,363 relative to the same thirteen weeks in 2000. The proceeds from the sale of common stock from the exercise of stock options were offset by a net decrease in short and long-term debt relative to the prior year.

For the remainder of 2001 the company anticipates that cash flow from operations, along with the continued availability of bank lines of credit, the revolving credit agreement and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements
--------------------------

Certain statements in this filing that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include changes in general economic or business conditions, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, legal proceedings to which the company is or may become a party, the actions of competitors and customers, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the company, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.

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



                                     8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------
              During the quarter, the company sold 86,846 shares of its common stock to various officers and one former director of the company pursuant to the exercise of outstanding stock options. All shares were sold for cash and the aggregate price paid for the shares sold was $999,768.50. The options were originally granted under the terms and conditions of the company's various stock option plans and the stock option awards made from time to time to directors. The original stock option awards and the subsequent sale of common stock by the company are exempt from registration as transactions by the issuer not involving a public offering as provided under Section 4(2) of the Securities Act of 1933, as amended, and the regulations and rulings thereunder. All proceeds from the sale of the common stock will be used for general corporate purposes.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

     (a)      Reports on Form 8-K

              The company did not file a report on Form 8-K during the thirteen weeks ended March 31, 2001.














                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              TASTY BAKING COMPANY
------------------------------------------------------------------------------
                                                    (Company)








  May 14, 2001                                 /S/ John M. Pettine
----------------------------             -------------------------------------
     (Date)                                      JOHN M. PETTINE
                                          EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER)




  May 14, 2001                                /S/ Daniel J. Decina
----------------------------             -------------------------------------
     (Date)                                     DANIEL J. DECINA
                                           VICE PRESIDENT, FINANCE AND
                                            CHIEF ACCOUNTING OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)





                                    10 of 10