Form 10-Q
period 2001-06-30
TASTY BAKING CO
filed 2001-08-14
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the twenty-six weeks ended June 30, 2001
                                    -------------

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

              Yes X                                    No
                 ---                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.50                     8,048,199
--------------------------------------------------------------------------------
            (Title of Class)                     (No. of Shares Outstanding
                                                       at August 8, 2001)


                  INDEX OF EXHIBITS IS LOCATED ON PAGE 9 OF 10.


                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        June 30, 2001 and December 30, 2000....................................3

        Consolidated Condensed Statements of Operations
        Twenty-six weeks ended June 30, 2001 and June 24, 2000.................4

        Consolidated Condensed Statements of Cash Flows
        Twenty-six weeks ended June 30, 2001 and June 24, 2000.................5

        Notes to Consolidated Condensed Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................7-8

Item 3. Quantitative and Qualitative Disclosure
        About Market Risk8

PART II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................9

Item 4. Submission of Matters to a Vote of Security Holders....................9

Item 6. Exhibits and Reports on Form 8-K.......................................9

Signatures....................................................................10


                                    2 of 10

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                               (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                         June 30, 2001               December 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
       Cash                                                                 $ 305,369                       $ 311,242
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                   26,159,018                      20,771,853
       Inventories:
             Raw materials                                                  3,977,810                       3,433,599
             Work in progress                                                 737,173                         705,380
             Finished goods                                                 2,721,419                       1,791,570
                                                              --------------------------------------------------------
                                                                            7,436,402                       5,930,549
       Deferred income taxes, prepayments and other                         3,105,367                       3,518,928
                                                              --------------------------------------------------------
             Total current assets                                          37,006,156                      30,532,572
                                                              --------------------------------------------------------
 Property, plant and equipment:                                           182,304,697                     178,302,048
       Less accumulated depreciation                                      122,039,596                     118,487,509
                                                              --------------------------------------------------------
                                                                           60,265,101                      59,814,539
                                                              --------------------------------------------------------
 Long-term receivables                                                      9,820,778                       9,652,433
                                                              --------------------------------------------------------
 Deferred income taxes                                                      8,533,257                       8,533,257
                                                              --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                             3,959,098                       3,659,416
                                                              --------------------------------------------------------
 Total assets                                                           $ 119,584,390                    $112,192,217
                                                              ========================================================
 Current liabilities:
       Current obligations under capital leases                             $ 206,256                       $ 216,820
       Notes payable, banks                                                 3,350,000                       2,200,000
       Accounts payable                                                     7,363,330                       5,385,864
       Accrued liabilities                                                  6,479,750                       7,255,765
                                                              --------------------------------------------------------
          Total current liabilities                                        17,399,336                      15,058,449
                                                              --------------------------------------------------------
 Long-term debt, less current portion                                      13,000,000                      13,000,000
                                                              --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                 3,812,246                       3,842,904
                                                              --------------------------------------------------------
 Accrued pensions and other liabilities                                    11,652,883                      11,728,847
                                                              --------------------------------------------------------
 Postretirement benefits other than pensions                               18,677,031                      18,388,339
                                                              --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                         4,558,243                       4,558,243
       Capital in excess of par value of stock                             29,279,673                      29,742,434
       Retained earnings                                                   35,071,215                      32,351,894
                                                              --------------------------------------------------------
                                                                           68,909,131                      66,652,571
       Less:
       Treasury stock, at cost                                             13,344,785                      16,106,361
       Management Stock Purchase Plan
             receivables and deferrals                                        521,452                         372,532
                                                              --------------------------------------------------------
                                                                           55,042,894                      50,173,678
                                                              --------------------------------------------------------
 Total liabilities and shareholders' equity                             $ 119,584,390                    $112,192,217
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


                                            3 of 10

                                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                             (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                  For the Thirteen Weeks Ended                     For the Twenty-Six Weeks Ended
                                              June 30, 2001           June 24, 2000            June 30, 2001           June 24, 2000
------------------------------------------------------------------------------------------------------------------------------------


 Gross Sales                                   $66,520,073             $ 62,899,396             $132,175,447           $124,047,156
 Less discounts and allowances                 (23,495,955)             (21,181,024)             (46,757,240)           (41,985,438)
                                      ----------------------------------------------------------------------------------------------
 Net Sales                                      43,024,118               41,718,372               85,418,207             82,061,718
                                      ----------------------------------------------------------------------------------------------
 Costs and expenses:
      Cost of sales                             27,095,930               26,379,584               53,509,774             52,376,596

      Depreciation                               1,703,058                1,819,469                3,552,088              3,681,836

      Selling, general and
         administrative                         10,258,751                9,984,356               20,990,837             19,307,783

      Interest expense                             320,355                  390,499                  602,397                725,550

      Other income, net                           (303,078)                (318,397)                (621,229)              (624,757)
                                      ----------------------------------------------------------------------------------------------

                                                39,075,016               38,255,511               78,033,867             75,467,008
                                      ----------------------------------------------------------------------------------------------

 Income before provision for
      income taxes                               3,949,102                3,462,861                7,384,340              6,594,710

 Provision for income taxes                      1,450,570                1,238,468                2,766,357              2,347,801
                                      ----------------------------------------------------------------------------------------------


 Net income                                    $ 2,498,532               $2,224,393               $4,617,983             $4,246,909
                                      ==============================================================================================


 Average common shares outstanding:
           Basic                                 7,998,041                7,831,331                7,950,222              7,827,270
           Diluted                               8,137,241                7,847,203                8,085,533              7,835,206

 Per share of common stock:

 Net income:              Basic                     $0.31                    $0.28                    $0.58                   $0.54
                                      =====================   ======================   ======================  =====================
                          Diluted                   $0.31                    $0.28                    $0.57                   $0.54
                                      =====================   ======================   ======================  =====================

 Cash dividend                                      $0.12                    $0.12                    $0.24                   $0.24
                                      =====================   ======================   ======================  =====================



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



                                                      4 of 10


                                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        For the Twenty-six Weeks Ended
                                                                                      June 30, 2001                  June 24, 2000
------------------------------------------------------------------------------------------------------------------------------------

 Cash flows from (used for) operating activities
       Net income                                                                     $ 4,617,983                       $ 4,246,909
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                                 3,552,088                         3,681,836
           Amortization                                                                    32,988                            33,533
           Other                                                                          707,806                           (15,169)
       Changes in assets and liabilities
        affecting operations                                                           (5,278,006)                       (4,510,187)
                                                                        ------------------------------------------------------------

       Net cash from operating activities                                               3,632,859                         3,436,922
                                                                        ------------------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                       (4,002,650)                       (4,387,036)
       Proceeds from owner/operators' loan repayments                                   2,050,497                         2,301,283
       Loans to owner/operators                                                        (2,218,842)                       (1,444,774)
       Other                                                                               14,383                            18,353
                                                                        ------------------------------------------------------------

       Net cash used for investing activities                                          (4,156,612)                       (3,512,174)
                                                                        ------------------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                        1,000,000                         3,000,000
       Dividends paid                                                                  (1,898,662)                       (1,877,499)
       Payment of long-term debt                                                       (1,041,222)                       (4,096,178)
       Net increase in short-term debt                                                  1,150,000                         2,500,000
       Net proceeds from sale of common stock                                           1,307,764                           (36,704)
                                                                       ------------------------------------------------------------

       Net cash from (used for) financing activities                                      517,880                          (510,381)
                                                                        ------------------------------------------------------------

       Net decrease in cash                                                                (5,873)                         (585,633)

       Cash, beginning of year                                                            311,242                           705,494
                                                                        ------------------------------------------------------------
       Cash, end of period                                                              $ 305,369                         $ 119,861
                                                                        ============================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                                                     $ 523,439                         $ 625,699
                                                                        ============================================================
           Income taxes                                                               $ 1,958,642                       $ 4,432,977
                                                                        ============================================================

       Noncash financing activities:
           Issuance of common stock for services                                        $ 804,759                         $ 319,016
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


                                                  5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Information

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 2001 and December 30, 2000, the results of its operations for the twenty-six weeks ended June 30, 2001 and June 24, 2000 and cash flows for the twenty-six weeks ended June 30, 2001 and June 24, 2000. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2000 Annual Report to Shareholders. In addition, the results of operations for the twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 30, 2001 and June 24, 2000, the difference between the actual expenses incurred and the expenses charged to operations was not material.

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


                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

Results of Operations
---------------------

For the second quarter of 2001, the company realized net income of $2,498,532 versus $2,224,393 for the second quarter of 2000. Net income per share increased to $.31 from $.28 per share for the comparable quarter of 2000.

Net income for the twenty-six weeks ended June 30, 2001 was $4,617,983 versus $4,246,909 for the twenty-six weeks ended June 24, 2000. Net income per share increased to $.57 in 2001 from $.54 per share for 2000.

For the second quarter, gross sales increased 5.8% to $66,520,073, compared to $62,899,396 last year. The increase in gross sales for the second quarter of 2001 is primarily due to price increases instituted in the fourth quarter of 2000. Gross sales, less discounts and allowances, resulted in an increase in net sales of 3.1% to $43,024,118, compared to $41,718,372 reported last year. The percentage increase in net sales was lower than the percentage increase in gross sales due to the effect of returns and commissions.

Cost of sales, as a percentage of gross sales, was 40.7% and 41.9% for the second quarters of 2001 and 2000, respectively. The improvement in 2001 over 2000 can be attributed to the price increases.

The company has evaluated the utilization of certain fixed assets and has determined that their useful lives should be extended to seven years from five years. As a result, depreciation expense decreased by $161,000 for the second quarter of 2001.

Selling, general and administrative expenses for the second quarter of 2001 increased by $274,395 or 2.7% compared to the second quarter of 2000 generally as the result of expenses associated with market expansion.

Interest expense decreased for the second quarter of 2001 versus the second quarter of 2000 as a result of decreased average interest rates as well as lower average borrowing levels.

The effective tax rate was 36.7% for the quarter ended June 30, 2001 and 35.8% for the quarter ended June 24, 2000, which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the second quarter of 2001 was the effect of state taxes. The difference between the effective rate and the statutory rate in the second quarter of 2000 was the effect of state taxes partially offset by tax benefits arising from passive income.


                                    7 of 10

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 30, 2001, net cash from operating activities increased by $195,937 to $3,632,859 from $3,436,922 for the same period in 2000. The increase in 2001 compared to 2000 was due to an increase in net income and favorable non-cash adjustments to net income. These increases to cash from operating activities were offset by a negative change in assets and liabilities affecting operations consisting of an increase in accounts receivable and inventory offset by a decrease in cash paid for income taxes and an increase in accounts payable.

Net cash used for investing activities for the twenty-six weeks ended June 30, 2001 increased by $644,438 relative to the same period in 2000. The increase was principally due to an increase in loans to owner/operators offset by a decrease in the purchase of equipment compared to the prior year.

Net cash from financing activities for the twenty-six weeks ended June 30, 2001 increased by $1,028,261 relative to the same twenty-six weeks in 2000. The increase is primarily the result of proceeds from the sale of treasury stock through the exercise of executive stock options.

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


                                    8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        During the quarter, the company sold 50,575 shares of its common stock to various officers and one former director of the company pursuant to the exercise of outstanding stock options. All shares were sold for cash and the aggregate price paid for the shares sold was $558,987.50. The options were originally granted under the terms and conditions of the company's various stock option plans and the stock option awards made from time to time to directors. The original stock option awards and the subsequent sale of common stock by the company are exempt from registration as transactions by the issuer not involving a public offering as provided under Section 4(2) of the Securities Act of 1933, as amended, and the regulations and rulings thereunder. All proceeds from the sale of the common stock will be used for general corporate purposes.


Item 4. Submission of Matters to a Vote of Security Holders

  (a)   The company's annual meeting of shareholders was held on April 27, 2001.

  (b)   The directors elected at the meeting were:
                                           For       Against    Withheld

           Philip J. Baur, Jr.          6,538,159       ---      29,579
           Judith M. Von Seldeneck      6,536,498       ---      31,240

        Other directors whose terms of office continued after the meeting are as follows: Carl S. Watts, Fred C. Aldridge, Jr., Esq., G. Fred DiBona, Jr., Ronald J. Kozich and John M. Pettine.

  (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                       For      Against    Abstain
        Adoption of the Tasty Baking Company
        Restricted Stock Incentive Plan             5,367,862   1,158,828     41,039

        Approval of PricewaterhouseCoopers LLP, as
        independent certified public accountants    6,535,829      12,606     19,299


The foregoing matters are described in detail in the company's proxy statement dated March 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits: Exhibit 10 - Tasty Baking Company Restricted Stock Incentive Plan

      (b) Reports on Form 8-K

          The company did not file a report on Form 8-K during the twenty-six weeks ended June 30, 2001.


                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TASTY BAKING COMPANY
                                       -----------------------------------------
                                                   (Company)








             August 13, 2001                   /S/ John M. Pettine
-----------------------------------    -----------------------------------------
                 (Date)                            JOHN M. PETTINE
                                             EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)




             August 13, 2001                   /S/ Daniel J. Decina
-----------------------------------    -----------------------------------------
                 (Date)                            DANIEL J. DECINA
                                              VICE PRESIDENT, FINANCE AND
                                                 CHIEF ACCOUNTING OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)


                                    10 of 10