Form 10-Q
period 2001-09-29
TASTY BAKING CO
filed 2001-11-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 29, 2001
                                         ------------------

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

         Yes X                                       No
            ---                                        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.50                             8,052,677
-------------------------------------------------------------------------------
        (Title of Class)                          (No. of Shares Outstanding
                                                      at November 7, 2001)



                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                           Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 29, 2001 and December 30, 2000........................... 3

         Consolidated Condensed Statements of Operations
         Thirteen and Thirty-nine weeks ended
         September 29, 2001 and September 23, 2000.......................... 4

         Consolidated Condensed Statements of Cash Flows
         Thirty-nine weeks ended September 29, 2001 and September 23, 2000.. 5

         Notes to Consolidated Condensed Financial Statements............... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................7-8

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................... 9

Item 6.  Exhibits and Reports on Form 8-K................................... 9

Signature...................................................................11





                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                           TASTY BAKING COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                         September 29, 2001          December 30, 2000
---------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                    $ 109,058                       $ 311,242
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                      25,593,399                      20,771,853
       Inventories:
             Raw materials                                                     3,905,783                       3,433,599
             Work in progress                                                    763,225                         705,380
             Finished goods                                                    2,414,189                       1,791,570
                                                                 --------------------------------------------------------
                                                                               7,083,197                       5,930,549
       Deferred income taxes, prepayments and other                            3,286,587                       3,518,928
                                                                 --------------------------------------------------------
             Total current assets                                             36,072,241                      30,532,572
                                                                 --------------------------------------------------------
 Property, plant and equipment:                                              184,299,482                     178,302,048
       Less accumulated depreciation                                         123,752,646                     118,487,509
                                                                 --------------------------------------------------------
                                                                              60,546,836                      59,814,539
                                                                 --------------------------------------------------------
 Long-term receivables                                                        10,244,930                       9,652,433
                                                                 --------------------------------------------------------
 Deferred income taxes                                                         8,533,257                       8,533,257
                                                                 --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                4,053,446                       3,659,416
                                                                 --------------------------------------------------------
 Total assets                                                              $ 119,450,710                    $112,192,217
                                                                 ========================================================
 Current liabilities:
       Current obligations under capital leases                                $ 200,159                       $ 216,820
       Notes payable, banks                                                    2,900,000                       2,200,000
       Accounts payable                                                        7,058,095                       5,385,864
       Accrued liabilities                                                     7,436,769                       7,255,765
                                                                 --------------------------------------------------------
          Total current liabilities                                           17,595,023                      15,058,449
                                                                 --------------------------------------------------------
 Long-term debt, less current portion                                         13,000,000                      13,000,000
                                                                 --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                    3,664,496                       3,842,904
                                                                 --------------------------------------------------------
 Accrued pensions and other liabilities                                       11,642,969                      11,728,847
                                                                 --------------------------------------------------------
 Postretirement benefits other than pensions                                  18,385,938                      18,388,339
                                                                 --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                            4,558,243                       4,558,243
       Capital in excess of par value of stock                                29,153,507                      29,742,434
       Retained earnings                                                      35,152,814                      32,351,894
                                                                 --------------------------------------------------------
                                                                              68,864,564                      66,652,571
       Less:
       Treasury stock, at cost                                                13,213,241                      16,106,361
       Management Stock Purchase Plan
             receivables and deferrals                                           489,039                         372,532
                                                                 --------------------------------------------------------
                                                                              55,162,284                      50,173,678
                                                                 --------------------------------------------------------
 Total liabilities and shareholders' equity                                $ 119,450,710                    $112,192,217
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

                                                          3 of 10

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                             (unaudited)


----------------------------------------------------------------------------------------------------------------------------------
                                               For the Thirteen Weeks Ended                 For the Thirty-nine Weeks Ended
                                    September 29, 2001      September 23, 2000    September 29, 2001           September 23, 2000
----------------------------------------------------------------------------------------------------------------------------------
 Gross Sales                          $ 62,531,791         $ 60,571,793           $ 194,707,238               $ 184,618,949
 Less discounts and allowances         (22,191,145)         (20,716,010)            (68,948,385)                (62,701,448)
                                    -------------------------------------------------------------------------------------------
 Net Sales                              40,340,646           39,855,783             125,758,853                 121,917,501
                                    -------------------------------------------------------------------------------------------
 Costs and expenses:
      Cost of sales                     26,929,080           26,154,324              80,438,854                  78,530,920

      Depreciation                       1,713,048            1,900,398               5,265,136                   5,582,234

      Selling, general and
         administrative                 10,042,967            9,595,653              31,033,804                  28,903,436

      Interest expense                     264,225              411,812                 866,622                   1,137,362

      Other income, net                   (316,181)            (346,385)               (937,410)                   (971,142)
                                    -------------------------------------------------------------------------------------------

                                        38,633,139           37,715,802             116,667,006                 113,182,810
                                    -------------------------------------------------------------------------------------------

 Income before provision for
      income taxes                       1,707,507            2,139,981               9,091,847                   8,734,691

 Provision for income taxes                657,430              748,924               3,423,787                   3,096,725
                                    -------------------------------------------------------------------------------------------


 Net income                            $ 1,050,077          $ 1,391,057             $ 5,668,060                 $ 5,637,966
                                    ===========================================================================================


 Average common shares outstanding:
           Basic                         8,041,297            7,845,341               7,980,580                   7,833,294
           Diluted                       8,202,964            7,886,859               8,124,676                   7,852,424

 Per share of common stock:

 Net income:  Basic                          $0.13                $0.18                   $0.71                       $0.72
                                    ===========================================================================================
              Diluted                        $0.13                $0.18                   $0.70                       $0.72
                                    ===========================================================================================

 Cash dividend                               $0.12                $0.12                   $0.36                       $0.36
                                    ===========================================================================================



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



                                                               4 of 10

                                              TASTY BAKING COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Thirty-nine Weeks Ended
                                                                           September 29, 2001                September 23, 2000
--------------------------------------------------------------------------------------------------------------------------------


 Cash flows from (used for) operating activities
       Net income                                                                 $ 5,668,060                       $ 5,637,966
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                             5,265,135                         5,582,234
           Amortization                                                                49,927                            50,040
           Other                                                                      307,452                          (916,195)
       Changes in assets and liabilities
        affecting operations                                                       (3,888,618)                       (4,834,946)
                                                                  --------------------------------------------------------------

       Net cash from operating activities                                           7,401,956                         5,519,099
                                                                  --------------------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                   (5,997,432)                       (6,268,073)
       Proceeds from owner/operators' loan repayments                               2,888,092                         3,059,301
       Loans to owner/operators                                                    (3,480,589)                       (2,613,202)
       Other                                                                           29,885                            29,085
                                                                  --------------------------------------------------------------

       Net cash used for investing activities                                      (6,560,044)                       (5,792,889)
                                                                  --------------------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                    1,000,000                         5,000,000
       Dividends paid                                                              (2,867,140)                       (2,818,937)
       Payment of long-term debt                                                   (1,195,069)                       (4,144,877)
       Net increase in short-term debt                                                700,000                         1,600,000
       Net proceeds from sale of common stock                                       1,318,113                           (36,704)
                                                                  --------------------------------------------------------------

       Net cash used for financing activities                                      (1,044,096)                         (400,518)
                                                                  --------------------------------------------------------------

       Net decrease in cash                                                          (202,184)                         (674,308)

       Cash, beginning of year                                                        311,242                           705,494
                                                                  --------------------------------------------------------------

       Cash, end of period                                                          $ 109,058                          $ 31,186
                                                                  ==============================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                                                 $ 716,220                         $ 974,785
                                                                  ==============================================================
           Income taxes                                                           $ 3,058,642                       $ 4,783,833
                                                                  ==============================================================

       Noncash financing activities:
           Issuance of common stock for services                                    $ 804,759                         $ 319,016
                                                                  ==============================================================


                             See accompanying notes to consolidated condensed financial statements.




                                                             5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 29, 2001 and December 30, 2000, the results of its operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 23, 2000 and cash flows for the thirty-nine weeks ended September 29, 2001 and September 23, 2000. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2000 Annual Report to Shareholders. In addition, the results of operations for the thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen and thirty-nine weeks ended September 29, 2001 and September 23, 2000, the difference between the actual expenses incurred and the expenses charged to operations was not material.

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

3.     Debt Refinancing
       On September 28, 2001, management chose not to extend the company's $30 million Revolving Credit Agreement (Revolver) with the current lender. On November 9, 2001, a proposal was signed and accepted by the company and two banks to enter into a new Credit Facility (Facility) for $40 million to replace the Revolver and its current short-term lines of credit. The Facility will provide $15 million in short-term borrowings and $25 million in long-term borrowings with options to extend the maturity of the Facility indefinitely, upon approval of the banks. Based on these commitments accepted by the company and the banks, the Revolver continues to be classified as long-term.

4.     Subsequent Event
       On October 19, 2001 the company's wholly-owned subsidiary, Dutch Mill Baking Company, Inc., closed its manufacturing facility in Wyckoff, New Jersey. The company is currently evaluating the costs related to the plant closing. This charge will be recognized in the fourth quarter of 2001.


                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the third quarter of 2001, net income decreased to $1,050,077 compared to $1,391,057 for the third quarter of 2000. Net income per share decreased to $.13 from $.18 per share for the comparable quarter of 2000.

Net income for the thirty-nine weeks ended September 29, 2001 was $5,668,060 or $.70 per share. Net income for the thirty-nine weeks ended September 23, 2000 was $5,637,966 or $.72 per share.

For the third quarter, gross sales increased 3.2% to $62,531,791, compared to $60,571,793 last year. The increase in gross sales for the third quarter of 2001 is primarily due to price increases instituted in the fourth quarter of 2000. Gross sales, less discounts and allowances, resulted in an increase in net sales of 1.2% to $40,340,646, compared to $39,855,783 reported last year. The percentage increase in net sales was lower than the percentage increase in gross sales due to the effect of returns and commissions.

Cost of sales, as a percentage of gross sales, was 43.1% and 43.2% for the third quarters of 2001 and 2000, respectively. The slight improvement in 2001 over 2000 can be attributed to the price increases offset by an increase in labor and utility costs.

Depreciation expense decreased by $187,350 for the third quarter of 2001 compared to 2000. The majority of the decrease was the result of the evaluation in the second quarter of 2001 of the utilization of certain fixed assets and a determination that their useful lives should be extended to seven years from five years.

Selling, general and administrative expenses for the third quarter of 2001 increased by $447,314 or 4.7% compared to the third quarter of 2000 generally as the result of an increase in certain administrative expenses including utilities and temporary labor.

Interest expense decreased for the third quarter of 2001 versus the third quarter of 2000 as a result of decreased average interest rates as well as lower average borrowing levels.

The effective tax rate was 38.5% for the quarter ended September 29, 2001 and 35.0% for the quarter ended September 23, 2000, which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the third quarter of 2001 was the effect of state taxes. The difference between the effective rate and the statutory rate in the third quarter of 2000 was the effect of state taxes partially offset by tax benefits arising from passive income.

                                    7 of 10

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under various lines of credit arrangements, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 29, 2001, net cash from operating activities increased by $1,882,857 to $7,401,956 from $5,519,099 for the same period in 2000. The increase in 2001 compared to 2000 was due to a number of factors. Favorable non-cash adjustments to 2001 net income resulted from stock bonuses, and for the same period in 2000 an unfavorable non-cash adjustment resulted from a decrease in accrued pension expense. There was also a decrease in the negative change in assets and liabilities when comparing 2001 to 2000, most of which can be attributed to an increase in income tax payments.

Net cash used for investing activities for the thirty-nine weeks ended September 29, 2001 increased by $767,155 relative to the same period in 2000. The increase was principally due to an increase in loans to owner/operators compared to the prior year.

Net cash used for financing activities for the thirty-nine weeks ended September 29, 2001 increased by $643,578 relative to the same thirty-nine weeks in 2000. The increase is primarily the result of a reduction of net borrowings relative to the prior year through the use of excess cash from operating activities and proceeds from the sales of treasury stock through the exercise of executive stock options.

On September 28, 2001, management chose not to extend the company's $30 million Revolving Credit Agreement (Revolver) with the current lender. On November 9, 2001, a proposal was signed and accepted by the company and two banks to enter into a new Credit Facility (Facility) for $40 million to replace the Revolver and its current short-term lines of credit. The Facility will provide $15 million in short-term borrowings and $25 million in long-term borrowings with options to extend the maturity of the Facility indefinitely, upon approval of the banks.

For the remainder of 2001 the company anticipates that cash flow from operations, along with the continued availability of the existing bank lines of credit, the new credit facility and other long-term financing, will provide sufficient cash to meet operating and financing requirements.

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



                                    8 of 10

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


                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds
              During the quarter, the company sold 46,500 shares of its common stock to one officer of the company pursuant to the exercise of outstanding stock options. The options were purchased through the exchange of existing shares owned by the officer with an aggregate fair market value of $513,188 representing the total price paid for the exercised options. The options were originally granted under the terms and conditions of the company's various stock option plans and the stock option awards made from time to time to officers. The original stock option awards and the subsequent sale of common stock by the company are exempt from registration as transactions by the issuer not involving a public offering as provided under Section 4(2) of the Securities Act of 1933, as amended, and the regulations and rulings thereunder. In addition, the sale of common stock by the company pursuant to its long-term incentive plans has been registered on Form S-8, filed July 27, 2001, registration no. 33-66020.


Item 6.       Exhibits and Reports on Form 8-K


     (b)      Reports on Form 8-K

              On October 19, 2001, the company furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, attaching a press release announcing its anticipated results for the quarter ended September 29, 2001 and supplemental information regarding Dutch Mill Baking Company, Inc., a wholly-owned subsidiary, closing its bakery in Wyckoff, New Jersey.





                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TASTY BAKING COMPANY
                                        -----------------------------------
                                                  (Company)








   November 13, 2001                         /S/ John M. Pettine
-----------------------              -----------------------------------
        (Date)                                 JOHN M. PETTINE
                                        EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)




   November 13, 2001                        /S/ Daniel J. Decina
-----------------------              -----------------------------------
        (Date)                                DANIEL J. DECINA
                                         VICE PRESIDENT, FINANCE AND
                                          CHIEF ACCOUNTING OFFICER
                                       (PRINCIPAL ACCOUNTING OFFICER)






                                    10 of 10