Form 10-K
period 2001-12-31
TASTY BAKING CO
filed 2002-03-28
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the fiscal year ended December 29, 2001 (52 weeks)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of February 12, 2002 is $129,280,716 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2002.

                           Class                           Outstanding
                    Common Stock,
                     par value $.50                     8,049,225 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                          Reference
--------                                                          ---------
Pages 12 to 31 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 29, 2002             Part II
Pages 2 to 10 inclusive of the definitive Proxy Statement
  dated March 27, 2002                                            Part III

The index of exhibits is located on page number 7 of 13.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business

         The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts, miniature donuts, snack bars, boxed cookies and large family sized cakes, pies and danish under the well established trademark, TASTYKAKE(R). These products comprise approximately 120 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 50(cent) to 99(cent) per package and family convenience packages ranging from $2.50 to $2.99. The pies principally sell at a retail price of 69(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 99(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the product trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). In 1999, Tastykake introduced a line of large family sized cakes produced by Tasty Baking Oxford, Inc., a wholly-owned subsidiary, and currently sold by the Registrant, under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.99 to $3.29. In addition, large pies, boxed cookies, donuts, donut holes and large danish are sold by the Registrant under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.99 to $3.49. There are approximately thirty varieties available under the Classic Baked Goods line.

         During the fourth quarter of 2001 the Registrant closed the plant of its wholly-owned subsidiary Dutch Mill Baking Company, Inc. (Dutch Mill), based in Wyckoff, New Jersey. Dutch Mill was then merged into the Registrant's subsidiary, Tasty Baking Oxford, Inc., which will continue production of the varieties formerly produced at the Dutch Mill plant. The trademark DUTCH MILL(R) will remain an asset of the Registrant.

         Tasty Baking Oxford, Inc., located in Oxford, Chester County, Pennsylvania, currently manufactures honey buns, large cakes, donuts and muffins under the trademarks TASTYKAKE(R), CLASSIC BAKED GOODS(TM), SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) for distribution through the traditional route and distributor methods as well as for private label, food service and institutional marketplaces. The SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands were instituted to allow the Registrant to enter the private label and food service markets without compromising the integrity of its TASTYKAKE(R) brand. All of the products from the Oxford facility are sold to the Tastykake division for resale.

         Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 25,000 retail outlets in New York, New Jersey, Pennsylvania, Delaware, Maryland and Virginia, which make up Tastykake's principal market. This method of distribution has been used since 1986. Tastykake also distributes its products through distributorships and major grocery chains located in most areas of the country. The Registrant has formed alliances with distributors who can handle the Tastykake product line most effectively in order to promote geographic expansion. Products are sold in forty-nine states and Puerto Rico. Tastykake also distributes its products through the TASTYKARE(R) program, whereby consumers can call a toll-free number or visit our web-site to order the delivery of a variety of Tastykake gift packs.

         At the end of 2001 the Registrant had eighteen thrift stores. The thrift store program for the Registrant was first implemented at the end of 2000; at that time two thrift stores were opened. The purpose of the thrift stores is to recover the cost of stale, damaged and other products not generally salable through normal distribution channels, to recoup part of the cost of developing and introducing new products into the marketplace, and to raise consumer awareness and acceptance of the Registrant's products.

         The Registrant has completed an upgrade of the entire computer system for all its divisions which is enabling the Registrant to coordinate a wide range of activities and will eventually link to large customers and suppliers. In 1998, the Registrant began a $22 million modernization program for the manufacturing facility in Philadelphia, Pennsylvania. The program will be completed in phases and is expected to take approximately four years from inception. Phase I of the program, the complete renovation of the Krimpet and Junior production and packaging lines, was completed in 1999. Phase II, the renovation of the cupcake lines, began in 2000. Two of the four lines were successfully converted in 2000. These renovations are expected to increase productivity and efficiency.

         While the three largest customers of the Tastykake division together comprise a significant portion of its gross sales revenue, individually none exceeds 8%. The large number of retailers comprising the customer base ensures the availability of Tastykake products to consumers in the principal market area.

                                    2 of 13

         The Registrant maintains a comprehensive advertising program which from time to time utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television advertising, and promotions with various sports teams. While the Registrant sponsors research and development activities, the cost is not a material item.

         The Registrant is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and large advertising budgets. The Registrant believes it is one of the largest producers in the country specializing in premium single portion pies and cakes. The Registrant is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition.

         Outside of its principal market area, the Registrant's trademarks and reputation for quality are not well known. In these markets, the Registrant competes for the limited shelf space available from retailers chiefly on price, quality and the ability to sell its products (i.e. consumer acceptance). The Registrant has been able to grow nationally with the distribution of the Registrant's products through mass merchandisers, wholesales clubs, convenience stores and other means. The growth in national sales has resulted generally in higher average balances of finished product inventory in order to satisfy the delivery requirements of customers and of accounts receivable due to the billing cycles and payment terms of national account customers.

         The Registrant has a significant market position throughout its principal marketing area. Outside of the principal market area, its market share is generally less significant. Its principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation, with its three (3) brands - Hostess, Dolly Madison and Drakes. There are also local independent bakers that compete in a number of regional markets. Interstate Bakeries Corporation is a large publicly held corporation, which has achieved national recognition of its "Hostess" brand name through national advertising and competes on price, quality and brand name recognition. It also promotes its Drakes product line in areas where the Registrant is attempting to expand its market share. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand "Little Debbie", principally as a low price snack cake. Little Debbie holds the largest share of the snack cake market in the United States. Many other large companies are heavily advertising and promoting single serve packages of their traditional cookie and sweet snack varieties which now compete against the Registrant for the consumer's snack dollars

         No difficulty was experienced in obtaining raw materials in 2001. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or availability of raw materials in 2002.

         The Registrant's policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

         The  Registrant   employs   approximately   1,000  persons,   including
approximately 140 part-time employees.



                                    3 of 13

Item 2.     Properties

         The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:

                  Location                  Primary Facility Use

          2801 Hunting Park Avenue        Corporate Office,
          Philadelphia, PA (1)            Production of cakes,
                                          pies, cookies and donuts

          Fox and Roberts Streets         Sales and Finance Offices,
          Philadelphia, PA (1)            Data Processing
                                          Operations, Office
                                          Services and Warehouse

          500 Braen Avenue                Former Dutch Mill Offices and plant
          Wyckoff, NJ (2)                 which produced donuts, donut holes
                                          and cakes

          700 Lincoln Street              Tasty Baking Oxford Offices,
          Oxford, PA  (3)                 Production of honey buns, donuts,
                                          pastries, muffins, and large
                                          cake, future production of other
                                          varieties of baked goods



         (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 7 and 8 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

         (2) Production operations at this facility ceased on October 19, 2001. This property is leased under an operating lease which expires in 2002. The balance of the lease payments is included in a restructure charge, see Note 2 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

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


Item 3.     Legal Proceedings

         The Registrant is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Registrant's business. The Registrant is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Registrant. However, if one or more of such matters were determined adversely to the Registrant, the ultimate liability arising therefrom should not be material to the financial position of the Registrant, but could be material to its results of operations in any quarter or annual period.

Item 4.     Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                    4 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                                                         INCORPORATED MATERIAL
                                                                                Page(s) in Annual Report to
                                                                                Shareholders for the Fiscal
                                                                                Year Ended December 29, 2001
Item 5         Market for the Registrant's
               Common Equity and Related
               Shareholder Matters                                                              14

Item 6         Selected Financial Data                                                          15

Item 7         Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                                       12 - 13

               Certain matters  discussed in this Report,  including those under the headings  "Business,"  "Legal  Proceedings" and "Management's
               Analysis," are "forward-looking statements" within the meaning of the Private  Securities  Litigation  Reform Act of 1995,  and are
               subject  to  the  safe   harbor   created  by  that  Act.   These
               forward-looking   statements   include   comments   about   legal
               proceedings, competition within the baking industry, availability and  pricing  of  raw  materials  and  capital,  improvements  in efficiency  expected  from plant  modernization  programs,  sales growth by  distribution  through  private  label,  food  service, institutional  sales and national sales programs,  changes in the
               Registrant's  business strategies and other statements  contained
               herein   that   are   not   historical   facts.    Because   such
               forward-looking statements involve risks and uncertainties, there are important  factors that could cause actual  results to differ
               materially    from   those   expressed   or   implied   by   such
               forward-looking  statements  which  include  changes  in  general
               economic   or   business   conditions   nationally   and  in  the
               Registrant's  primary  markets,  the availability of capital upon terms  acceptable to the Registrant,  the availability and prices of raw  materials,  the  level  of  demand  for the  Registrant's
               products,   the  outcome  of  legal   proceedings  to  which  the
               Registrant is or may become a party,  the actions of  competitors within the baking industry,  changes in consumer tastes or eating
               habits,   the  success  of  plant   modernization   and  business
               strategies   implemented   by  the   Registrant  to  meet  future
               challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.



Item 7a        Quantitative and Qualitative Disclosure
               about market risk                                                                 22 - 23

               The  Registrant  has  certain  floating  rate debt  notes.  Under current market conditions,  the Registrant  believes that changes in  interest  rates  would  not  have a  material  impact  on the financial  statements of the Registrant.  The Registrant also has notes  receivable  from owner  operators whose rates adjust every
               three  years,   and,   therefore,   would  partially  offset  the
               fluctuations  in the  Registrant's  interest  rates on its  notes payable.  The  Registrant  also has the right to sell these notes
               receivable,   and  could  use  these   proceeds  to  liquidate  a
               corresponding  amount of the debt notes  payable.  Information on the  debt and  receivable  notes  can be  found  in the  Notes to
               Consolidated Financial Statements, Notes 5,6 and 4, respectively, in the 2001 Annual Report to Shareholders.



                                    5 of 13

                           TASTY BAKING COMPANY AND SUBSIDIARIES

                                                          PART III

                                                    CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                                                         INCORPORATED MATERIAL

                                                                                Page(s) in Annual Report to
                                                                                Shareholders for the Fiscal
                                                                                Year Ended December 29, 2001
Item 8   Consolidated Financial Statements
                  and Supplementary Data:


                           Quarterly Summary                                            14

                           Consolidated Statements of
                           Operations and Retained Earnings                             16

                           Consolidated Statements of Cash Flows                        17

                           Consolidated Balance Sheets                             18 - 19

                           Consolidated Statements of Changes
                           in Capital Accounts                                          20

                           Notes to Consolidated Financial
                           Statements                                              21 - 30

                           Report of Independent Accountants                            31

Item 9   Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

         This item is not applicable.

                                                                                Page(s) in definitive
                                                                                Proxy Statement

Item 10  Directors and Executive Officers
                  of the Registrant                                                  4 - 6

Item 11  Executive Compensation                                                      7 - 10

Item 12  Security Ownership of Certain Beneficial
                  Owners and Management                                              2 - 3

Item 13  Certain Relationships and Related
                  Transactions

                           With respect to certain business
                           relationships of Fred C. Aldridge, Jr.,
                           Esquire, director                                             5





                                    6 of 13

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

                                     ------

                                                                                                         Pages
(a)-1.        List of Financial Statements

                  Quarterly Summary                                                              Incorporated herein
                  Consolidated Statements of Operations and Retained                             by reference to
                   Earnings                                                                      pages 12 to 31
                  Consolidated Statements of Cash Flows                                          inclusive of the
                  Consolidated Balance Sheets                                                    Annual Report to
                  Consolidated Statements of Changes in Capital                                  Shareholders for the
                   Accounts                                                                      fiscal year ended
                  Notes to  Consolidated  Financial Statements, including                        December 29, 2001.
                   Summary of Significant Accounting Policies                                    See page 11 of 13.
                  Report of Independent Accountants


(a)-2. Schedule* for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999:

              Report of Independent Accountants                                                   9 of 13

 II.          Valuation and Qualifying Accounts                                                  10 of 13

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

                 (10) (a)     Tasty   Baking   Company   Restricted   Stock
                              Incentive Plan, effective as of December 21, 2000,
                              is incorporated  herein by reference to Exhibit 10
                              to  Form  10-Q  report  of   Registrant   for  the
                              twenty-six weeks ended June 30, 2001.


                    (b)       1991  Long-term  Incentive  Plan,  effective as of
                              January  1,  1991,  is   incorporated   herein  by
                              reference  to  Exhibit  10 to Form 10-K  report of
                              Registrant for 1990.

                      (c)     1985 Stock  Option  Plan,  effective  December 20,
                              1985, is incorporated herein by reference to Exhibit A of the Proxy Statement for the Annual
                              Meeting of Shareholders on April 18, 1986, filed on or about March 21, 1986.

                      (d)     Senior Management Employment Agreements dated July
                              1, 1988 are  incorporated  herein by  reference to
                              Exhibit 10(c) to Form 10-K report of Registrant for 1991.

                      (e)     Supplemental   Executive  Retirement  Plan,  dated
                              February  18,  1983 and  amended  May 15, 1987 and
                              April  22,  1988,   is   incorporated   herein  by
                              reference to Exhibit  10(d) to Form 10-K report of
                              Registrant for 1991.


* All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

**   All other exhibits are omitted because they are inapplicable.



                                    7 of 13


                      TASTY BAKING COMPANY AND SUBSIDIARIES

                               ITEM 14, CONTINUED

                                                                                                                      Pages


                (f) Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual
                           Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976,
                           April 24, 1987 and April 19, 1991.

                (g)        Trust Agreement dated as of November 17, 1989 between
                           the company and Meridian  Trust  Company  relating to
                           Supplemental    Executive    Retirement    Plan    is
                           incorporated  herein by reference to Exhibit 10(f) to
                           Form 10-K report of Registrant for 1994.

                   (h) Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of Registrant for 1992.

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

(l)      1997 Long Term Incentive Plan is incorporated herein
                           by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

                Each of exhibits 10(a) - 10(l) constitute  management  contracts or compensatory plans or arrangements.
               (13)        Annual Report to Shareholders for the fiscal
                           year ended December 29, 2001, pages 12 to 31 only.
                           (The balance of the Annual Report is not deemed
                           "filed" or "soliciting material".)                                                11 of 13

               (21)        Subsidiaries of the Registrant                                                    12 of 13

               (23)(a)     Consent of Independent Accountants                                                13 of 13


  (b)         On October 19,  2001,  the  Registrant  furnished a report on Form
              8-K, pursuant to Regulation FD, announcing the closing of its Dutch Mill facility in Wyckoff, New Jersey and the release of anticipated results of operations for the quarter ended September
              29, 2001. The related press release was included.


                                    8 of 13

              REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and
   the Board of Directors
Tasty Baking Company



Our audits of the consolidated financial statements referred to in our report dated February 12, 2002, appearing on page 31 of the 2001 Annual Report to Shareholders of Tasty Baking Company and subsidiaries, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 12, 2002




                                    9 of 13

                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
             for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999


                 Column A                            Column B        Column C        Column D      Column E
                 ========                            ==========      ==========      ========      ==========
                                                                     Additions
                                                     Balance at      Charged to                    Balance at
                                                     Beginning       Costs and                     End of
                 Description                         of Period       Expenses       Deductions     Period
                                                     ==========      ==========      ========      ==========

Deducted from applicable assets:
Allowance for doubtful accounts:
   For the fiscal year ended December 29, 2001       $3,329,344      $  772,372      $351,862      $3,751,854
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 30, 2000       $2,874,088      $1,250,385      $795,129      $3,329,344
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 25, 1999       $2,849,538      $  428,864      $404,314      $2,874,088
                                                     ==========      ==========      ========      ==========


Inventory valuation reserves:
   For the fiscal year ended December 29, 2001       $  301,614      $   81,340      $ 47,954      $  335,000
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 30, 2000       $  275,109      $  185,149      $158,644      $  301,614
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 25, 1999       $  135,000      $  323,709      $183,600      $  275,109
                                                     ==========      ==========      ========      ==========


Spare parts inventory reserve for obsolescence:
   For the fiscal year ended December 29, 2001       $  445,063      $  121,546      $ 86,050      $  480,559
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 30, 2000       $  407,072      $  153,787      $115,796      $  445,063
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 25, 1999       $  340,000      $  116,489      $ 49,417      $  407,072
                                                     ==========      ==========      ========      ==========


Equipment allowance for obsolescence:
   For the fiscal year ended December 29, 2001       $  200,000      $   10,000      $   --        $  210,000
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 30, 2000       $  175,000      $   25,000      $   --        $  200,000
                                                     ==========      ==========      ========      ==========

   For the fiscal year ended December 25, 1999       $  150,000      $   42,086      $ 17,086      $  175,000
                                                     ==========      ==========      ========      ==========



                                                   10 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES





         The Annual Report to Shareholders for the fiscal year ended December 29, 2001 will be mailed to all shareholders on March 27, 2002.








                                    11 of 13

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TASTY BAKING COMPANY




                                     By   /s/ Carl S. Watts
                                          -------------------------------------
                                          Carl S. Watts, Chairman, President
                                          and Chief Executive Officer





                                          /s/ John M. Pettine
                                          -------------------------------------
                                          John M. Pettine, Executive Vice
                                          President, Chief Financial Officer
                                          and Director





                                          /s/ Daniel J. Decina
                                          -------------------------------------
                                          Daniel J. Decina, Vice President
                                          Finance and Chief Accounting Officer















                                    12 of 13

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signature                       Capacity                   Date
------------------------------    -------------------------      -------------




/s/ Philip J. Baur, Jr.           Retired Chairman of the        March 27, 2002
------------------------------    Board and Director of
      Philip J. Baur, Jr.         Tasty Baking Company




/s/ Carl S. Watts                 Chairman of the Board,         March 27, 2002
------------------------------    President, Chief
      Carl S. Watts               Executive Officer and
                                  Director of Tasty
                                  Baking Company




/s/   John M. Pettine             Executive Vice President,      March 27, 2002
------------------------------    Chief Financial Officer
      John M. Pettine             and Director of Tasty
                                  Baking Company




/s/ Fred C. Aldridge, Jr.         Chairman of the                March 27, 2002
------------------------------    Executive Committee and
      Fred C. Aldridge, Jr.       Director of Tasty
                                  Baking Company




/s/ G. Fred DiBona, Jr.           Director of Tasty Baking       March 27, 2002
------------------------------    Company
      G. Fred DiBona, Jr.




/s/ Ronald J. Kozich              Director of Tasty Baking       March 27, 2002
------------------------------    Company
      Ronald J. Kozich




/s/ Judith M. von Seldeneck       Director of Tasty Baking       March 27, 2002
------------------------------    Company
      Judith M. von Seldeneck




                                    13 of 13