Form 10-Q
period 2002-03-30
TASTY BAKING CO
filed 2002-05-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirteen weeks ended March 30, 2002
                                  --------------

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

               Yes                                        No
                  ---                                        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.50                                8,066,100
--------------------------------------------------------------------------------
      (Title of Class)                             (No. of Shares Outstanding
                                                       as of May 10, 2002)

                                    1 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                          Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         March 30, 2002 and December 29, 2001...............................3

         Consolidated Condensed Statements of Operations
         Thirteen weeks ended March 30, 2002 and March 31, 2001.............4

         Consolidated Condensed Statements of Cash Flows
         Thirteen weeks ended March 30, 2002 and March 31, 2001.............5

         Notes to Consolidated Condensed Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................7-8

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................9

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signature..................................................................10

                                    2 of 10

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                          TASTY BAKING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                       March 30, 2002              December 29, 2001
-----------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                $ 129,506                       $ 367,220
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                  23,356,098                      22,233,413
       Inventories:
             Raw materials                                                 4,316,605                       3,995,228
             Work in progress                                                757,887                         720,511
             Finished goods                                                2,373,578                       3,696,045
                                                               ------------------------------------------------------
                                                                           7,448,070                       8,411,784
       Deferred income taxes, prepayments and other                        4,159,399                       4,156,755
                                                               ------------------------------------------------------
             Total current assets                                         35,093,073                      35,169,172
                                                               ------------------------------------------------------
 Property, plant and equipment:                                          185,646,386                     184,224,586
       Less accumulated depreciation                                     126,257,504                     124,522,610
                                                               ------------------------------------------------------
                                                                          59,388,882                      59,701,976
                                                               ------------------------------------------------------
 Long-term receivables                                                    10,197,682                      10,201,049
                                                               ------------------------------------------------------
 Deferred income taxes                                                     7,381,934                       7,381,934
                                                               ------------------------------------------------------
 Spare parts inventory and miscellaneous assets                            3,786,591                       3,682,688
                                                               ------------------------------------------------------
 Total assets                                                          $ 115,848,162                   $ 116,136,819
                                                               ======================================================
 Current liabilities:
       Current obligations under capital leases                            $ 220,951                       $ 239,593
       Notes payable, banks                                                5,100,000                       3,900,000
       Accounts payable                                                    4,334,227                       5,306,976
       Accrued liabilities                                                 6,460,377                       7,438,750
                                                               ------------------------------------------------------
          Total current liabilities                                       16,115,555                      16,885,319
                                                               ------------------------------------------------------
 Long-term debt, less current portion                                     11,000,000                      11,000,000
                                                               ------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                3,562,779                       3,603,310
                                                               ------------------------------------------------------
 Accrued pensions and other liabilities                                   11,720,043                      11,506,969
                                                               ------------------------------------------------------
 Postretirement benefits other than pensions                              18,072,716                      18,076,719
                                                               ------------------------------------------------------
 Shareholders' equity:
       Common stock                                                        4,558,243                       4,558,243
       Capital in excess of par value of stock                            29,468,280                      29,388,567
       Retained earnings                                                  35,077,885                      34,838,636
                                                               ------------------------------------------------------
                                                                          69,104,408                      68,785,446
       Less:
       Treasury stock, at cost                                            13,221,322                      13,167,082
       Management Stock Purchase Plan
             receivables and deferrals                                       506,017                         553,862
                                                               ------------------------------------------------------
                                                                          55,377,069                      55,064,502
                                                               ------------------------------------------------------
 Total liabilities and shareholders' equity                            $ 115,848,162                   $ 116,136,819
                                                               ======================================================

                         See accompanying notes to consolidated condensed financial statements.

                                                         3 of 10

                                    TASTY BAKING COMPANY AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                 (unaudited)


------------------------------------------------------------------------------------------------------------
                                                                     For the Thirteen Weeks Ended
                                                              March 30, 2002              March 31, 2001 (a)
------------------------------------------------------------------------------------------------------------

 Gross Sales                                                    $64,039,058               $ 65,655,374
 Less discounts and allowances                                  (23,380,184)               (23,412,110)
                                                       -----------------------------------------------------
 Net Sales                                                       40,658,874                 42,243,264
                                                       -----------------------------------------------------
 Costs and expenses:
       Cost of sales                                             25,954,274                 26,191,337

       Depreciation                                               1,734,892                  1,849,030

       Selling, general and
          administrative                                         10,983,307                 10,803,768

       Interest expense                                             367,733                    282,042

       Other income, net                                           (279,761)                  (318,151)
                                                       -----------------------------------------------------

                                                                 38,760,445                 38,808,026
                                                       -----------------------------------------------------

 Income before provision for
       income taxes                                               1,898,429                  3,435,238

 Provision for income taxes                                         693,273                  1,315,787
                                                       -----------------------------------------------------

 Net income                                                     $ 1,205,156                 $2,119,451
                                                       =====================================================


 Average common shares outstanding:
            Basic                                                 8,049,657                  7,902,402
            Diluted                                               8,188,303                  8,022,865

 Per share of common stock:

 Net income:
            Basic                                                     $0.15                      $0.27
                                                       =====================    =======================
            Diluted                                                   $0.15                      $0.26
                                                       =====================    =======================

       Cash dividend                                                  $0.12                      $0.12
                                                       =====================    =======================


(a)  Reclassified  for  comparative  purposes to reflect  the change in  presentation  for thrift  stores and cooperative advertising.


                   See accompanying notes to consolidated condensed financial statements.


                                                   4 of 10

                                            TASTY BAKING COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                         (unaudited)



---------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Thirteen Weeks Ended
                                                                           March 30, 2002                   March 31, 2001
---------------------------------------------------------------------------------------------------------------------------

 Cash flows from (used for) operating activities
       Net income                                                             $ 1,205,156                      $ 2,119,451
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                         1,734,892                        1,849,030
           Amortization                                                            10,490                           15,939
           Conditional Stock Grant                                                      -                          804,759
           Other                                                                  105,168                         (274,068)
       Changes in assets and liabilities
        affecting operations                                                   (2,112,737)                      (3,952,023)
                                                                   --------------------------------------------------------

       Net cash from operating activities                                         942,969                          563,088
                                                                   --------------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                               (1,421,798)                      (1,763,269)
       Proceeds from owner/operators' loan repayments                             860,855                          782,552
       Loans to owner/operators                                                  (857,488)                      (1,174,608)
       Other                                                                       62,828                            9,554
                                                                   --------------------------------------------------------

       Net cash used for investing activities                                  (1,355,603)                      (2,145,771)
                                                                   --------------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                                        -                        1,000,000
       Dividends paid                                                            (965,907)                        (941,437)
       Payment of long-term debt                                                  (59,173)                         (20,393)
       Net increase in short-term debt                                          1,200,000                          550,000
       Net proceeds from sale of common stock                                           -                          748,776
                                                                   --------------------------------------------------------

       Net cash from financing activities                                         174,920                        1,336,946
                                                                   --------------------------------------------------------

       Net decrease in cash                                                      (237,714)                        (245,737)

       Cash, beginning of year                                                    367,220                          311,242
                                                                   --------------------------------------------------------

       Cash, end of period                                                      $ 129,506                         $ 65,505
                                                                   ========================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                                             $ 214,738                        $ 273,219
                                                                   ========================================================
           Income taxes                                                         $ 150,151                        $ 798,400
                                                                   ========================================================


                           See accompanying notes to consolidated condensed financial statements.

                                                           5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   New Credit Facility
     -------------------
     On January 31, 2002 the company entered into a new credit facility (facility) for $40,000,000 with two banks. This facility replaced all existing short-term and long-term lines of credit. Under the facility, $15,000,000 is available on a 364 day basis and $25,000,000 is available on a three-year revolving term, both of which are renewable annually for an extension of one year upon approval of the banks. The facility bears interest at an indexed LIBOR rate or the prime rate, and it contains restrictive covenants, which include provisions for the maintenance of tangible net worth, coverage of fixed charges, and restrictions on total indebtedness, guarantees and investments. The 364 day portion of the facility contains a sub-limit of $6,000,000 for overnight "Swing Line" borrowings. The revolving portion allows for Standby Letters of Credit to be issued.

2.   Interim Financial Information
     -----------------------------
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 30, 2002 and December 29, 2001, the results of its operations for the thirteen weeks ended March 30, 2002 and March 31, 2001 and cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2001 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the thirteen weeks ended March 30, 2002 and March 31, 2001, the difference between the actual expenses incurred and the expenses charged to operations was not material.

3.   Net Income Per Common Share
     ---------------------------
     Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares, which would result from the exercise of stock options, are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares.

4.   Restricted Stock Plan
     ---------------------
     On December 21, 2000, the Board of Directors adopted the Tasty Baking Company Restricted Stock Incentive Plan (Restricted Stock Plan), which was approved by shareholders at the 2001 Annual Meeting. Under the terms of the Restricted Stock Plan, 200,000 common shares were authorized and 109,500 common shares were granted to executives of the company. The target for these awards was to be the achievement of a compound annualized increase in earnings per share of 10% per year for fiscal years 2001 through 2003 (the Measurement Period) over earnings per share for fiscal year 2000. Since the target for 2001 had not been achieved, and based on the first quarter 2002 results, the company is satisfied that the overall target will not be achieved. Therefore, in the first quarter of 2002 the balance of the accrual of $239,664 was reversed.

                                    6 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations
---------------------

Net income for the first quarter of 2002 was $1,205,156 or $.15 per share. Net income for the first quarter of 2001 was $2,119,451 or $.26 per share. During the first quarter of 2001, both the $14.00 and $16.00 stock price targets pertaining to a 1999 conditional stock grant were achieved and a resulting pre-tax charge of $805,000 of compensation expense was recorded. Without the additional expense related to the $16.00 per share price target, net income per share would have been $.29. The achievement of the $16.00 target completed the conditional stock grant.

For the first quarter, gross sales decreased 2.5% to $64,039,058, compared to $65,655,374 last year. The decrease in gross sales was primarily the result of volume decreases due to consumer resistance to price increases and heavy promotional activity by competitors. Gross sales, less discounts and allowances, resulted in a decrease in net sales of 3.8% to $40,658,874, compared to $42,243,264 last year. For comparability, 2001 net sales in this filing are revised due to reclassifications of thrift store and co-operative advertising expenses. In 2002, the company reported expenses incurred to run its thrift stores as operating expenses; in 2001 those expenses were shown as a reduction of net sales. Also during 2002, due to a change in accounting rules, the company is reporting co-operative advertising as a reduction of net sales; in 2001 co-operative advertising was included in operating expense. The percentage decrease in net sales was greater than the percentage decrease in gross sales primarily due to the effect of commissions related to the company's increased national sales efforts.

Cost of sales, as a percentage of gross sales, was 40.5% and 39.9% for the first quarters of 2002 and 2001, respectively. The percentage increase in 2002 was primarily due to an increase in the percentage of sales of lower profit margin products, and an increase in sales to mass merchandisers.

Selling, general and administrative expenses for the first quarter of 2002 increased by $179,539 or 1.7% compared to the first quarter of 2001. Thrift store expenses increased due to the number of stores operating during the quarter (sixteen in 2002 compared to eleven in 2001). This increase was offset by a decrease in compensation expense in 2002 relative to the additional expense in 2001 resulting from the achievement of the conditional stock grant targets.

Interest expense increased for the first quarter of 2002 versus the first quarter of 2001 as a result of bank charges related to a debt restructuring, partially offset by decreased average interest rates as well as lower average borrowing levels.

The effective tax rate was 36.5% for the quarter ended March 30, 2002 and 38.3% for the quarter ended March 31, 2001, which compare to a federal statutory rate of 34%. The difference between the effective rates and the statutory rate was the effect of state taxes.

                                    7 of 10

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's credit facility, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 30, 2002, net cash from operating activities increased by $379,881 to $942,969 from $563,088 for the same period in 2001. The increase in 2002 compared to 2001 was due to a smaller increase in receivables as compared to the prior year and a decrease in inventories compared to an increase in the prior year. These positive changes were partially offset by a decrease in liabilities and net income in the current year.

Net cash used for investing activities for the thirteen weeks ended March 30, 2002 decreased by $790,168 relative to the same period in 2001 principally due to lower capital expenditures in the current year. Also, there was an excess of proceeds from owner/operator loan payments over new loans granted in the current quarter compared to an excess of new loans granted over proceeds from loan payments in the prior year.

Net cash from financing activities for the thirteen weeks ended March 30, 2002 decreased by $1,162,026 relative to the same thirteen weeks in 2001 due to the fact that there were no proceeds from the sale of common stock in the current quarter and there was a decrease in net bank borrowings.

For the remainder of 2002 the company anticipates that cash flow from operations, along with the continued availability of credit under the credit facility, will provide sufficient cash to meet operating and financing requirements.

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

                                    8 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          In  November,   1998,  nine  (9)  independent  route   owner/operators
          (Plaintiffs),   on   behalf   of  all   present   and   former   route
          owner/operators, commenced suit against the Registrant seeking recovery from the Registrant of amounts (i) which the owner/operators paid in the past to the Internal Revenue Service on account of employment taxes, and (ii) collected by the Registrant since January 1, 1998 as an administrative fee from all unincorporated owner/operators. The Registrant removed the complaint to the United States District Court for the Eastern District of Pennsylvania and was successful in having the complaint dismissed with prejudice as to all federal causes of action.

          Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the owner/operators as independent contractors by the Registrant such that the owner/operators were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the Registrant, and (2) for breach of contract relating to the collection of an administrative fee from all unincorporated owner/operators. The Court dismissed with prejudice the Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 owner/operators (representing approximately 43% of the Registrant's current routes), consisting of unincorporated owner/operators who, since February 7, 1998, have paid or continue to pay the administrative fee to the Registrant. The Registrant believes the case to be without merit and is defending the matter vigorously. The Registrant has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the Registrant. If this matter is determined adversely to the Registrant, the ultimate liability arising therefrom should not be material to the financial position of the Registrant, but could be material to its results of operations in any quarter or annual period.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Reports on Form 8-K

          The company did not file a report on Form 8-K during the thirteen weeks ended March 30, 2002.



                                    9 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  TASTY BAKING COMPANY
                                        ----------------------------------------
                                                        (Company)








         May 13, 2002                              /S/ John M. Pettine
    ----------------------              ----------------------------------------
            (Date)                                   JOHN M. PETTINE
                                              EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)




         May 13, 2002                             /S/ Daniel J. Decina
    ----------------------              ----------------------------------------
            (Date)                                  DANIEL J. DECINA
                                               VICE PRESIDENT, FINANCE AND
                                                CHIEF ACCOUNTING OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)


                                    10 of 10