Form 10-Q
period 2002-06-29
TASTY BAKING CO
filed 2002-08-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the twenty-six weeks ended June 29, 2002
                                        -------------

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

                            Yes X                     No
                               ---                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.50                             8,074,185
--------------------------------------------------------------------------------
       (Title of Class)                          (No. of Shares Outstanding
                                                      at July 26, 2002)

                 INDEX OF EXHIBITS IS LOCATED ON PAGE 10 OF 11.

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets
              June 29, 2002 and December 29, 2001.............................3

              Consolidated Condensed Statements of Operations
              Twenty-six weeks ended June 29, 2002 and June 30, 2001..........4

              Consolidated Condensed Statements of Cash Flows
              Twenty-six weeks ended June 29, 2002 and June 30, 2001..........5

              Notes to Consolidated Condensed Financial Statements..........6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8-9

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk9

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds......................10

Item 4.       Submission of Matters to a Vote of Security Holders............10

Item 6.       Exhibits and Reports on Form 8-K...............................10

Signatures ..................................................................11

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                             (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    June 29, 2002               December 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                              $ 498,735                       $ 367,220
       Accounts and notes receivable, net of
         allowance for doubtful accounts                                                23,386,393                      22,233,413
       Inventories:
             Raw materials                                                               4,042,358                       3,995,228
             Work in progress                                                              846,373                         720,511
             Finished goods                                                              2,741,892                       3,696,045
                                                                           --------------------------------------------------------
                                                                                         7,630,623                       8,411,784
       Deferred income taxes, prepayments and other                                      4,203,781                       4,156,755
                                                                           --------------------------------------------------------
             Total current assets                                                       35,719,532                      35,169,172
                                                                           --------------------------------------------------------
 Property, plant and equipment:                                                        187,618,168                     184,224,586
       Less accumulated depreciation                                                   127,897,470                     124,522,610
                                                                           --------------------------------------------------------
                                                                                        59,720,698                      59,701,976
                                                                           --------------------------------------------------------
 Long-term receivables                                                                  10,299,255                      10,201,049
                                                                           --------------------------------------------------------
 Deferred income taxes                                                                   7,381,934                       7,381,934
                                                                           --------------------------------------------------------
 Spare parts inventory and miscellaneous assets                                          3,834,935                       3,682,688
                                                                           --------------------------------------------------------
 Total assets                                                                        $ 116,956,354                   $ 116,136,819
                                                                           ========================================================
 Current liabilities:
       Current obligations under capital leases                                          $ 202,309                       $ 239,593
       Notes payable, banks                                                              2,500,000                       3,900,000
       Accounts payable                                                                  6,574,233                       5,306,976
       Accrued liabilities                                                               6,839,996                       7,438,750
                                                                           --------------------------------------------------------
          Total current liabilities                                                     16,116,538                      16,885,319
                                                                           --------------------------------------------------------
 Long-term debt, less current portion                                                   11,000,000                      11,000,000
                                                                           --------------------------------------------------------
 Long-term obligations under capital leases,
       less current portion                                                              3,521,774                       3,603,310
                                                                           --------------------------------------------------------
 Accrued pensions and other liabilities                                                 12,862,258                      11,506,969
                                                                           --------------------------------------------------------
 Postretirement benefits other than pensions                                            17,932,305                      18,076,719
                                                                           --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                                      4,558,243                       4,558,243
       Capital in excess of par value of stock                                          29,450,835                      29,388,567
       Retained earnings                                                                34,987,962                      34,838,636
                                                                           --------------------------------------------------------
                                                                                        68,997,040                      68,785,446
       Less:
       Treasury stock, at cost                                                          12,923,978                      13,167,082
       Management Stock Purchase Plan
             receivables and deferrals                                                     549,583                         553,862
                                                                           --------------------------------------------------------
                                                                                        55,523,479                      55,064,502
                                                                           --------------------------------------------------------
 Total liabilities and shareholders' equity                                          $ 116,956,354                   $ 116,136,819
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

                                                               3 of 10

                                          TASTY BAKING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (unaudited)


------------------------------------------------------------------------------------------------------------------------
                                              For the Thirteen Weeks Ended             For the Twenty-six Weeks Ended
                                        June 29, 2002        June 30,2001 (b)        June 29, 2002      June 30,2001 (b)
------------------------------------------------------------------------------------------------------------------------

 Gross Sales                              $65,617,235          $ 66,520,073          $ 129,656,293         $132,175,447
 Less discounts and allowances            (23,530,676)          (23,323,163)           (46,910,860)         (46,735,274)
                                      ----------------------------------------------------------------------------------
 Net Sales                                 42,086,559            43,196,910             82,745,433           85,440,173
                                      ----------------------------------------------------------------------------------
 Costs and expenses:
       Cost of sales                       26,907,214            26,742,951             52,861,488           52,934,288

       Depreciation                         1,639,966             1,703,058              3,374,858            3,552,088

       Restructure charge (a)               1,405,000                     -              1,405,000                    -

       Selling, general and
          administrative                   10,910,316            10,784,522             21,893,623           21,588,289

       Interest expense                       188,155               320,355                555,888              602,397

       Other income, net                     (295,478)             (303,078)              (575,239)            (621,229)
                                      ----------------------------------------------------------------------------------

                                           40,755,173            39,247,808             79,515,618           78,055,833
                                      ----------------------------------------------------------------------------------

 Income before provision for
       income taxes                         1,331,386             3,949,102              3,229,815            7,384,340

 Provision for income taxes                   452,621             1,450,570              1,145,894            2,766,357
                                      ----------------------------------------------------------------------------------

 Net income                                 $ 878,765           $ 2,498,532            $ 2,083,921          $ 4,617,983
                                      ==================================================================================


 Average common shares outstanding:
            Basic                           8,070,466             7,998,041              8,060,062            7,950,222
            Diluted                         8,180,632             8,137,241              8,184,468            8,085,533

 Per share of common stock:

 Net income:
            Basic                               $0.11                 $0.31                  $0.26                $0.58
                                      ================    ==================      =================    =================
            Diluted                             $0.11                 $0.31                  $0.25                $0.57
                                      ================    ==================      =================    =================

       Cash dividend                            $0.12                 $0.12                  $0.24                $0.24
                                      ================    ==================      =================    =================

(a)  The restructure charge of $1,405,000 includes costs associated with the closure of six thrift stores and severance charges related to the elimination of certain manufacturing and administrative positions during the second quarter of 2002.

(b)  Reclassified for comparative purposes to reflect the change in presentation for thrift stores and cooperative advertising.



                          See accompanying notes to consolidated condensed financial statements.



                                                         4 of 10

                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (unaudited)


--------------------------------------------------------------------------------------------------------------
                                                                        For the Twenty-six Weeks Ended
                                                              June 29, 2002                     June 30, 2001
--------------------------------------------------------------------------------------------------------------
 Cash flows from (used for) operating activities
       Net income                                               $ 2,083,921                       $ 4,617,983
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                           3,374,858                         3,552,088
           Amortization                                              20,905                            32,988
           Restructure charge                                     1,314,714                                 -
           Other                                                    520,256                           707,806
       Changes in assets and liabilities
        affecting operations                                       (526,684)                       (5,278,006)
                                                           ---------------------------------------------------

       Net cash from operating activities                         6,787,970                         3,632,859
                                                           ---------------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                 (3,393,580)                       (4,002,649)
       Proceeds from owner/operators' loan repayments             2,152,832                         2,050,497
       Loans to owner/operators                                  (2,251,038)                       (2,218,842)
       Other                                                         70,746                            14,382
                                                           ---------------------------------------------------

       Net cash used for investing activities                    (3,421,040)                       (4,156,612)
                                                           ---------------------------------------------------

 Cash flows from (used for) financing activities
       Additional long-term debt                                          -                         1,000,000
       Dividends paid                                            (1,934,595)                       (1,898,662)
       Payment of long-term debt                                   (118,820)                       (1,041,222)
       Net increase (decrease) in short-term debt                (1,400,000)                        1,150,000
       Net proceeds from sale of common stock                       218,000                         1,307,764
                                                           ---------------------------------------------------

       Net cash from (used for) financing activities             (3,235,415)                          517,880
                                                           ---------------------------------------------------

       Net increase (decrease) in cash                              131,515                            (5,873)

       Cash, beginning of year                                      367,220                           311,242
                                                           ---------------------------------------------------

       Cash, end of period                                        $ 498,735                         $ 305,369
                                                           ===================================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
           Interest                                               $ 275,924                         $ 523,439
                                                           ===================================================
           Income taxes                                           $ 901,651                       $ 1,958,642
                                                           ===================================================


                     See accompanying notes to consolidated condensed financial statements.




                                                    5 of 10

                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Restructure Charges

       Thrift, Corporate and Manufacturing Restructure 2002
       During the second quarter the company closed six thrift stores and eliminated certain manufacturing and administrative positions. There were a total of 67 employees terminated as a result of the restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405,000, $970,922 related to thrift store closures and $434,078 related to elimination of positions. The after-tax effect of this charge was $843,000 or $.10 per share. During the second quarter, $90,286 was expended relative to the charge leaving a balance of $1,314,714 to be paid.

                               Original        Expenditures           Balance
                                Charge            to date             6/29/02
                              ----------       ------------        ------------
       Lease obligations      $  767,293          $ 14,566         $  752,727
       Severance                 434,078            69,760            364,318
       Fixed Assets               90,882                -              90,882
       Other                     112,747             5,960            106,787
                              ----------          --------           --------
       Total                  $1,405,000          $ 90,286         $1,314,714

       Dutch Mill and Thrift Restructure 2001
       During the fourth quarter of 2001, the company closed its Dutch Mill plant in Wyckoff, New Jersey. In addition, the company closed two thrift stores. Costs related to these events were included in a restructure charge of $1,728,000. On March 30, 2002 the remaining balance to be paid was $161,338. During the second quarter of 2002 there were additional expenditures of $84,352 relative to this charge leaving a balance of $76,986 to be paid.

                                 Balance         Current            Balance
                                  3/30/02      Expenditures         6/29/02
                                  -------      ------------        --------
       Lease obligations      $   72,257          $ 54,472         $  17,785
       Severance                  15,981               102            15,879
       Other                      73,100            29,778            43,322
                              ----------          --------           -------
       Total                  $  161,338          $ 84,352         $  76,986

2.     Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 29, 2002 and December 29, 2001, the results of its operations for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 and cash flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2001 Annual Report to Shareholders. In addition, the results of operations for the thirteen and twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

       Certain expense items are charged to operations in the year incurred. However, for interim reporting purposes the expenses are charged to operations on a pro-rata basis over the company's accounting periods. For the twenty-six weeks ended June 29, 2002 and June 30, 2001, the difference between the actual expenses incurred and the expenses charged to operations was not material.



                                    6 of 11

3.     New Credit Facility
       On January 31, 2002 the company entered into a new credit facility (facility) for $40,000,000 with two banks. This facility replaced all existing short-term and long-term lines of credit. Under the facility, $15,000,000 is available on a 364-day basis and $25,000,000 is available on a three-year revolving term, both of which are renewable annually for an extension of one year upon approval of the banks. The facility bears interest at an indexed LIBOR rate or the prime rate, and it contains restrictive covenants, which include provisions for the maintenance of tangible net worth, coverage of fixed charges, and restrictions on total indebtedness, guarantees and investments. The 364-day portion of the facility contains a sub-limit of $6,000,000 for overnight "Swing Line" borrowings. The revolving portion allows for Standby Letters of Credit to be issued.

4.     Net Income Per Common Share
       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares, which would result from the exercise of stock options, are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares.










                                    7 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the second quarter of 2002, the company realized net income of $878,765 versus $2,498,532 for the second quarter of 2001. Net income per share was $.11 in 2002 compared to $.31 in 2001. Included in net income was a restructure charge in the amount of $1,405,000, which consisted of costs associated with the closing of six company thrift stores and severance charges relating to the elimination of certain manufacturing and administrative positions. The after-tax impact of this charge was $843,000 or $.10 per share. After eliminating the effect of this charge, the comparable 2002 second quarter results were $.21 per share.

Net income for the twenty-six weeks ended June 29, 2002 was $2,083,921 versus $4,617,983 for the twenty-six weeks ended June 30, 2001. Net income per share was $.25 in 2002 compared to $.57 in 2001. Included in net income was the restructure charge in the amount of $1,405,000. The after-tax impact of this charge was $843,000 or $.10 per share. After eliminating the effect of this charge, the comparable results for the twenty-six weeks ended June 29, 2002 were $.35 per share.

For the second quarter, gross sales decreased 1.4% to $65,617,235, compared to $66,520,073 last year. The decrease in gross sales for the second quarter of 2002 is primarily the result of volume decreases due to heavy promotional activity mostly from route market competition. Gross sales, less discounts and allowances, resulted in a decrease in net sales of 2.6% to $42,086,559, compared to $43,196,910 reported last year. The percentage decrease in net sales was greater than the percentage decrease in gross sales primarily due to the effect of commissions related to the company's increased national sales efforts. For comparability, 2001 net sales in this filing are revised, by a net amount of $172,792, to reflect the reclassification of thrift store and co-operative advertising expenses. In 2002, the company reported expenses incurred to run its thrift stores as operating expenses; in 2001 those expenses were shown as a reduction of net sales. Also during 2002, due to a change in accounting rules, the company is reporting co-operative advertising as a reduction of net sales; in 2001 co-operative advertising was included in operating expense.

Cost of sales, as a percentage of gross sales, was 41.0% and 40.2% for the second quarters of 2002 and 2001, respectively. The percentage increase in 2002 was primarily due to an increase in the percentage of sales of lower profit margin products, and an increase in sales to mass merchandisers.

Selling, general and administrative expenses for the second quarter of 2002 increased by $125,794 or 1.2% compared to the second quarter of 2001. The increase resulted primarily from an increase in advertising and selling expenses.

Interest expense decreased for the second quarter of 2002 versus the second quarter of 2001 primarily as a result of decreased average interest rates as well as lower average borrowing levels.

The effective tax rate was 34% for the quarter ended June 29, 2002 and 36.7% for the quarter ended June 30, 2001, which compares to a federal statutory rate of 34%. The 2002 effective rate was essentially the same as the federal statutory rate as a result of state income taxes being offset by tax benefits arising from passive income and certain permanent differences.



                                    8 of 11

Financial Condition

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's credit facility, are used to supplement cash flow from operations during periods of cyclical shortages.

For the twenty-six weeks ended June 29, 2002, net cash from operating activities increased by $3,155,111 to $6,787,970 from $3,632,859 for the same period in 2001. The increase in 2002 compared to 2001 was due to a smaller increase in receivables as compared to the prior year and a decrease in inventories compared to an increase in the prior year. In addition, net cash from operating activities in 2002 was affected by favorable adjustments including the restructure charge.

Net cash used for investing activities for the twenty-six weeks ended June 29, 2002 decreased by $735,572 relative to the same period in 2001. This was principally due to reduced purchases of equipment compared to the prior year.

Net cash from financing activities for the twenty-six weeks ended June 29, 2002 decreased by $3,753,295 relative to the same twenty-six week period in 2001. This was principally due to an overall reduction in the company's debt level and to lower proceeds from the sale of company stock.

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





                                    9 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

              During the quarter, the company sold 18,875 shares of its common stock to an officer and one former director of the company pursuant to the exercise of outstanding stock options. All shares were sold for cash and the aggregate price paid for the shares sold was $218,000.00. The options were originally granted under the terms and conditions of the company's various stock option plans and the stock option awards made from time to time to officers and directors. The original stock option awards and the subsequent sale of common stock by the company are exempt from registration as transactions by the issuer not involving a public offering as provided under Section 4(2) of the Securities Act of 1933, as amended, and the regulations and rulings thereunder. All proceeds from the sale of the common stock will be used for general corporate purposes.

Item 4.       Submission of Matters to a Vote of Security Holders

          (a) The company's annual meeting of shareholders was held on April 26, 2002.

          (b)  The directors elected at the meeting were:

                                             For         Against       Withheld

                 Fred C. Aldridge, Jr.     6,590,718         ---         79,760
                  G. Fred DiBona, Jr.      6,585,683         ---         84,794
                  John M. Pettine          6,586,967         ---         83,509

              Other directors whose terms of office continued after the meeting are as follows: Carl S. Watts, Ronald J. Kozich, Philip J. Baur Jr. and Judith M. von Seldeneck.

          (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                              For           Against       Abstain
              Approval of PricewaterhouseCoopers LLP, as
              independent certified public accountants     6,642,485         16,120        11,871


The foregoing matters are described in detail in the company's proxy statement dated March 27, 2002.

Item 6.       Exhibits and Reports on Form 8-K

          (a)  Exhibits:

              Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

              The company did not file a report on Form 8-K during the twenty-six weeks ended June 29, 2002.




                                    10 of 11

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  TASTY BAKING COMPANY
--------------------------------------------------------------------------------
                                                        (Company)








  August 12, 2002                              /S/ John M. Pettine
-------------------               ----------------------------------------------
      (Date)                                     JOHN M. PETTINE
                                          EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)





                                    11 of 11