Form 10-Q
period 2002-09-28
TASTY BAKING CO
filed 2002-11-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 28, 2002

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

          Yes  X                                    No
             -----                                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.50                                   8,103,685
--------------------------------------------------------------------------------
      (Title of Class)                                (No. of shares Outstanding
                                                           at October 25, 2002)

                 INDEX OF EXHIBITS IS LOCATED ON PAGE 11 OF 14.

                                     1 of 14

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 28, 2002 and December 29, 2001.............................3

         Consolidated Condensed Statements of Operations
         Thirteen and Thirty-nine weeks ended September 28, 2002
         and September 29, 2001...............................................4

         Consolidated Condensed Statements of Cash Flows
         Thirty-nine weeks ended September 28, 2002 and September 29, 2001....5

         Notes to Consolidated Condensed Financial Statements...............6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................8-9

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk10

Item 4.  Controls and Procedures..........................................10-11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures ..................................................................12

Certification ............................................................13-14


                                     2 of 14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                               TASTY BAKING COMPANY AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (unaudited)

-------------------------------------------------------------------------------------------------
                                                        September 28, 2002     December 29, 2001
-------------------------------------------------------------------------------------------------
Current assets:
      Cash                                                  $     85,977          $    367,220
      Accounts and notes receivable, net of
        allowance for doubtful accounts                       23,774,305            22,233,413
      Inventories:
            Raw materials                                      4,074,270             3,995,228
            Work in progress                                     833,674               720,511
            Finished goods                                     2,269,843             3,696,045
                                                            ----------------------------------
                                                               7,177,787             8,411,784
      Deferred income taxes, prepayments and other             4,116,521             4,156,755
                                                            ----------------------------------
            Total current assets                              35,154,590            35,169,172
                                                            ----------------------------------
Property, plant and equipment:                               188,661,690           184,224,586
      Less accumulated depreciation                          129,783,036           124,522,610
                                                            ----------------------------------
                                                              58,878,654            59,701,976
                                                            ----------------------------------
Long-term receivables                                          9,641,774            10,201,049
                                                            ----------------------------------
Deferred income taxes                                          7,381,934             7,381,934
                                                            ----------------------------------
Spare parts inventory and miscellaneous assets                 3,786,714             3,682,688
                                                            ----------------------------------
Total assets                                                $114,843,666          $116,136,819
                                                            ==================================
Current liabilities:
      Current obligations under capital leases              $    183,667          $    239,593
      Notes payable, banks                                     3,000,000             3,900,000
      Accounts payable                                         7,332,933             5,306,976
      Accrued liabilities                                      6,786,451             7,438,750
                                                            ----------------------------------
         Total current liabilities                            17,303,051            16,885,319
                                                            ----------------------------------
Long-term debt, less current portion                          10,000,000            11,000,000
                                                            ----------------------------------
Long-term obligations under capital leases,
      less current portion                                     3,485,807             3,603,310
                                                            ----------------------------------
Accrued pensions and other liabilities                        11,830,504            11,506,969
                                                            ----------------------------------
Postretirement benefits other than pensions                   17,807,505            18,076,719
                                                            ----------------------------------
Shareholders' equity:
      Common stock                                             4,558,243             4,558,243
      Capital in excess of par value of stock                 29,389,935            29,388,567
      Retained earnings                                       33,587,677            34,838,636
                                                            ----------------------------------
                                                              67,535,855            68,785,446
      Less:
      Treasury stock, at cost                                 12,610,746            13,167,082
      Management Stock Purchase Plan
            receivables and deferrals                            508,310               553,862
                                                            ----------------------------------
                                                              54,416,799            55,064,502
                                                            ----------------------------------
Total liabilities and shareholders' equity                  $114,843,666          $116,136,819
                                                            ==================================

              See accompanying notes to consolidated condensed financial statements.

                                              3 of 14

                                               TASTY BAKING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                            (unaudited)


----------------------------------------------------------------------------------------------------------------------------------
                                                For the Thirteen Weeks Ended              For the Thirty-nine Weeks Ended
                                          September 28, 2002   September 29, 2001 (b)  September 28, 2002  September 29, 2001 (b)
----------------------------------------------------------------------------------------------------------------------------------

Gross Sales                                 $  63,652,435         $  62,531,791         $ 193,308,728         $ 194,707,238
Less discounts and allowances                 (23,670,747)          (21,717,403)          (70,581,607)          (68,452,675)
                                            -------------------------------------------------------------------------------
Net Sales                                      39,981,688            40,814,388           122,727,121           126,254,563
                                            -------------------------------------------------------------------------------
Costs and expenses:
      Cost of sales                            28,066,016            26,306,668            80,927,504            79,240,956

      Depreciation                              1,885,566             1,713,048             5,260,424             5,265,136

      Restructure charge (a)                            -                     -             1,405,000                     -

      Selling, general and
         administrative                        10,727,781            11,139,121            32,621,405            32,727,412

      Interest expense                            224,758               264,225               780,646               866,622

      Other income, net                          (258,663)             (316,181)             (833,902)             (937,410)
                                            -------------------------------------------------------------------------------

                                               40,645,458            39,106,881           120,161,077           117,162,716
                                            -------------------------------------------------------------------------------

Income (loss) before provision for
      income taxes                               (663,770)            1,707,507             2,566,044             9,091,847

Provision (benefit) for income taxes             (232,304)              657,430               913,590             3,423,787
                                            -------------------------------------------------------------------------------

Net income (loss)                           $    (431,466)        $   1,050,077         $   1,652,454         $   5,668,060
                                            ===============================================================================


Average common shares outstanding:
           Basic                                8,077,752             8,041,297             8,065,959             7,980,580
           Diluted                              8,165,012             8,202,964             8,177,983             8,124,676

Per share of common stock:

Net income:
           Basic                            ($       0.05)        $        0.13         $        0.20         $        0.71
                                            =============         =============         =============         =============
           Diluted                          ($       0.05)        $        0.13         $        0.20         $        0.70
                                            =============         =============         =============         =============

      Cash dividend                         $        0.12         $        0.12         $        0.36         $        0.36
                                            =============         =============         =============         =============

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


                                                              4 of 14


                                 TASTY BAKING COMPANY AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (unaudited)



------------------------------------------------------------------------------------------------------
                                                             For the Thirty-nine Weeks Ended
                                                          September 28, 2002     September 29, 2001
------------------------------------------------------------------------------------------------------

Cash flows from (used for) operating activities
      Net income                                              $ 1,652,454           $ 5,668,060
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                          5,260,424             5,265,135
          Amortization                                             31,070                49,927
          Restructure charge                                    1,123,130                     -
          Other                                                  (588,077)              307,452
      Changes in assets and liabilities
       affecting operations                                       522,239            (3,888,618)
                                                              ---------------------------------

      Net cash from operating activities                        8,001,240             7,401,956
                                                              ---------------------------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                (4,437,102)           (5,997,432)
      Proceeds from owner/operators' loan repayments            3,090,795             2,888,092
      Loans to owner/operators                                 (2,531,520)           (3,480,589)
      Other                                                        79,911                29,885
                                                              ---------------------------------

      Net cash used for investing activities                   (3,797,916)           (6,560,044)
                                                              ---------------------------------

Cash flows from (used for) financing activities
      Additional long-term debt                                         -             1,000,000
      Dividends paid                                           (2,903,413)           (2,867,140)
      Payment of long-term debt                                (1,173,429)           (1,195,069)
      Net increase (decrease) in short-term debt                 (900,000)              700,000
      Net proceeds from sale of common stock                      492,275             1,318,113
                                                              ---------------------------------

      Net cash used for financing activities                   (4,484,567)           (1,044,096)
                                                              ---------------------------------

      Net decrease in cash                                       (281,243)             (202,184)

      Cash, beginning of year                                     367,220               311,242
                                                              ---------------------------------

      Cash, end of period                                     $    85,977           $   109,058
                                                              =================================


      Supplemental Cash Flow Information:
      Cash paid during the period for:
          Interest                                            $   424,620           $   716,220
                                                              =================================
          Income taxes                                        $   994,651           $ 3,058,642
                                                              =================================


                 See accompanying notes to consolidated condensed financial statements.


                                                5 of 14


                      TASTY BAKING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Restructure Charges
     -------------------

     During the fourth quarter of 2001, the company closed its Dutch Mill plant in Wyckoff, New Jersey. In addition, the company closed two thrift stores. Costs related to these events were included in a restructure charge of $1,728,000. At June 29,2002 the balance remaining for the 2001 restructure was $387,065 of which $124,632 was spent during the third quarter. The remaining balance for the 2001 restructure at September 28, 2002 was $262,433.

     During the second quarter of 2002 the company closed six additional thrift stores and eliminated certain manufacturing and administrative positions. There were 67 employees terminated as a result of the restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405,000. The balance of the 2002 restructure charge was $1,314,714 at June 28, 2002. During the third quarter, $191,584 was expended relative to this charge. The balance remaining for the 2002 restructure at June 28,2002 was $1,123,130.

                                      Balance              Current                  Balance
                                      06/29/02           Expenditures                9/28/02
                                      --------           ------------                -------
       Lease obligations             $ 957,502              $ 59,451               $ 898,051
       Severance                       420,023               192,872                  227,151
       Other                           324,254                63,893                 260,361
                                    ----------              --------              ----------
       Total                        $1,701,779              $316,216              $1,385,563


2.   Interim Financial Information
     -----------------------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 28, 2002 and December 29, 2001, the results of its operations for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 and cash flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2001 Annual Report to Shareholders. In addition, the results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

3.   New Credit Facility
     -------------------

     On January 31, 2002 the company entered into a new credit facility (the `facility') for $40,000,000 with two banks. This facility replaced all existing short-term and long-term lines of credit. Under the facility, $15,000,000 is available on a 364-day basis and $25,000,000 is available on a three-year revolving term, both of which are renewable annually for an extension of one year upon approval of the banks. The facility bears interest at an indexed LIBOR rate or the prime rate, and it contains restrictive covenants, which include provisions for the maintenance of tangible net worth, coverage of fixed charges, and restrictions on total indebtedness, guarantees and investments. The 364-day portion of the facility contains a sub-limit of $6,000,000 for overnight "Swing Line" borrowings. The revolving portion allows for Standby Letters of Credit to be issued.

                                     6 of 14

4.   Net Income Per Common Share
     ---------------------------

     Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options. Potential common shares, which would result from the exercise of stock options, are not included in the computation of diluted per share amounts when the options' exercise price is greater than the average market price of the common shares. As the Company incurred a new loss for the thirteen week period ended September 28, 2002, the effect of dilutive securities, totaling 87,260 equivalent shares, have been excluded from the computation of net loss per share as their impact would be anti-dilutive.

                                     7 of 14

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

Results of Operations

For the third quarter of 2002, the company realized a net loss of $431,466 versus net income of $1,050,077 for the third quarter of 2001. Net loss per share was $.05 in 2002 compared to net income per share of $.13 in 2001.

Net income for the thirty-nine weeks ended September 28, 2002 was $1,652,454, or $.20 per share versus $5,668,060, or $.70 per share for the thirty-nine weeks ended September 29, 2001. Included in net income for the thirty-nine weeks ended September 28, 2002 was a restructure charge in the amount of $1,405,000. The after-tax impact of this charge was $843,000, or $.10 per share. After eliminating the effect of this charge, the comparable results for the thirty-nine weeks ended September 28, 2002 were $2,495,454, or $.31 per share.

For the third quarter 2002, gross sales increased 1.8% to $63,652,435, compared to $62,531,791 for the third quarter 2001. The increase in gross sales for the third quarter of 2002 was primarily the result of increased volume in our national sales. Gross sales, less discounts and allowances, resulted in a decrease in net sales of 2.0% to $39,981,688, compared to $40,814,388 reported last year. The percentage decrease in net sales was primarily due to the effect of higher commissions related to the company's increased national sales volume. For comparability, 2001 net sales in this filing are revised up by a net amount of $473,742, to reflect the reclassification of thrift store and co-operative advertising expenses. In 2002, the company reported expenses incurred to run its thrift stores as operating expenses; in 2001 those expenses were shown as a reduction of net sales. Also during 2002, due to a change in accounting rules, the company is reporting co-operative advertising as a reduction of net sales; in 2001 co-operative advertising was included in operating expense.

Cost of sales, as a percentage of gross sales, was 44.1% and 42.1% for the third quarters of 2002 and 2001, respectively. The percentage increase in 2002 was primarily due to a shift in our sales mix, which resulted in a decrease in our profit margin.

Selling, general and administrative expenses for the third quarter of 2002 decreased by $411,340, or 3.7%, compared to the third quarter of 2001. The decrease in was largely in advertising and selling expenses in the third quarter of 2002, and was primarily due to fewer open thrift store locations in third quarter 2002 compared to the third quarter of 2001.

Interest expense decreased $39,467 for the third quarter of 2002 versus the third quarter of 2001 primarily as a result of continued lower average interest rates as well as lower average borrowing levels during the quarter.

The effective tax rate was 35.0% for the quarter ended September 28, 2002 and 38.5% for the quarter ended September 29, 2001, which compares to a federal statutory rate of 34%. The difference between the effective rate and the statutory rate in the third quarter of 2002 was the result of state income taxes offset by tax benefits arising from the quarter's loss and from the quarter's passive income and certain permanent differences.


During its October 23, 2002 earnings conference call, the company indicated that it may be required to record significant additional pension expense in the fourth quarter as prescribed by Statement of Financial Accounting Standards No.
87. The decline in the equity markets during 2002 has caused a corresponding decline in the assets of the company's Pension Plan. In addition, the decline in

                                    8 of 14
interest rates in 2002 is likely to require the company to use a lower discount rate at year-end. If the decline in the assets of the Pension Plan relative to the actuarial assumptions continues through year-end 2002, and/or the discount rate is lower at year-end, an additional non-cash expense will be recorded to 2002 pension expense. In 1987, upon adoption of SFAS No. 87, the company elected the immediate recognition method for the unrecognized actuarial gains and losses of its Pension Plan. Under this method, gains and losses that exceed a "10% corridor," as measured against the Pension Plan's Projected Benefit Obligation or the Market Value of Plan Assets, must be immediately recognized in the company's financial statements. These calculations will be made in January 2003 based on the year-end asset values and discount rates and any required gains or losses will be recognized. The decline in Pension Plan assets may require additional cash contributions to be made to the Plan. In anticipation of this requirement, the company made a $1,000,000 voluntary tax-deductible contribution to the Plan on September 15, 2002.

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's credit facility, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirty-nine weeks ended September 28, 2002, net cash from operating activities increased by $599,284 to $8,001,240 from $7,401,956 for the same period in 2001. The increase in 2002 compared to 2001 was due to a smaller increase in receivables as compared to the prior year and a decrease in inventories compared to an increase in the prior year. In addition, net cash from operating activities in 2002 was affected by favorable adjustments, including the restructure charge.

Net cash used for investing activities for the thirty-nine weeks ended September 28, 2002 decreased by $2,762,128 relative to the same period in 2001. This was due to reduced purchases of equipment as well as decreased loans to owner operators as compared to the same period in 2001.

Net cash used for financing activities for the thirty-nine weeks ended September 28, 2002 increased by $3,440,471 relative to the same thirty-nine week period in 2001. This was due to an overall reduction in the company's debt level and to lower proceeds from the sale of company stock.

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

                                    9 of 14

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

Item 4.   Controls and Procedures
          -----------------------

     The  company  maintains  a system of  disclosure  controls  and  procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in the report. The company established a disclosure committee, which consists of certain members of management. Within 90 days prior to the date of filing of this report, the company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files with the Securities and Exchange Commission(SEC) pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                    10 of 14

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          During the quarter, the company sold 24,600 shares of its common stock to two current officers and one former officer of the company pursuant to the exercise of outstanding stock options. All shares were sold for cash and the aggregate price paid for the shares sold was $367,031. The options were originally granted under the terms and conditions of the company's various stock option plans and the stock option awards made from time to time to officers and directors. The original stock option awards and the subsequent sale of common stock by the company are exempt from registration as transactions by the issuer not involving a public offering as provided under Section 4(2) of the Securities Act of 1933, as amended, and the regulations and rulings thereunder. All proceeds from the sale of the common stock will be used for general corporate purposes.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          Exhibit 3    - By-Laws of the company as amended on June 27,2002

          Exhibit 10.1 - Amended and restated  Employment  Agreement between the company and Carl S. Watts dated August 19,2002

          Exhibit 10.2 - Employment Agreement between the company and Charles P.
                         Pizzi dated August 14,2002

          Exhibit 99.1 - Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          The company did not file a report on Form 8-K during the thirty-nine weeks ended September 28, 2002.


                                    11 of 14

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                TASTY BAKING COMPANY
                                    --------------------------------------------
                                                      (Company)








  November 8, 2002                               /S/ John M. Pettine
-----------------------             --------------------------------------------
       (Date)                                      JOHN M. PETTINE
                                            EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                    12 of 14

                                 CERTIFICATIONS

I, John M. Pettine, Executive Vice President and Chief Financial Officer of Tasty Baking Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Tasty Baking Company;


(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


                            /S/ John M. Pettine
                            -------------------------------------
                            John M. Pettine
                            Executive Vice President and Chief Financial Officer

                                    13 of 14

I, Charles P. Pizzi, President and Chief Executive Officer of Tasty Baking Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Tasty Baking Company;


(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002




                            /S/ Charles P. Pizzi
                            -------------------------------------
                            Charles P. Pizzi
                            President and Chief Executive Officer


                                    14 of 14