Form 10-K
period 2002-12-28
TASTY BAKING CO
filed 2003-03-28
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 28, 2002 (52 weeks)

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Act). YES X NO
                              ---

The aggregate market value of voting stock held by non-affiliates as of February 11, 2003 is $62,983,262 computed by reference to the closing price on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2003.

                           Class                                   Outstanding
                           -----                                   -----------
                    Common Stock,
                     par value $.50                             8,099,212 shares

                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

Document                                                               Reference
--------                                                               ---------
Pages 14 to 39 inclusive of the Annual Report to Share-
  holders for the Fiscal Year Ended December 28, 2002                   Part II
Pages 3 to 23 inclusive, 27 and 29 to 30 inclusive of the
  definitive Proxy Statement dated March 31, 2003                       Part III



                                    1 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business
--------------------

         The Registrant was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The Registrant's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts, miniature donuts, snack bars, boxed cookies and large family sized cakes, pies and danish under the well established trademark, TASTYKAKE(R). These products comprise approximately 120 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 50(cent) to 99(cent) per package and family convenience packages ranging from $2.50 to $2.99. The pies principally sell at retail prices from 50(cent) to 69(cent) each and include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 99(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). In 1999, Tastykake introduced a line of large family-sized cakes produced by Tasty Baking Oxford, Inc., a wholly-owned subsidiary, and currently sold by the Registrant, under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.50 to $3.29. In addition, large pies, boxed cookies, donuts, donut holes and large danish are sold by the Registrant under the trademark CLASSIC BAKED GOODS(TM) at retail prices ranging from $2.50 to $3.59. There are approximately 35 varieties available under the Classic Baked Goods line.

         During the fourth quarter of 2001 the Registrant closed the plant of its wholly-owned subsidiary, Dutch Mill Baking Company, Inc. (Dutch Mill), based in Wyckoff, New Jersey. Dutch Mill was then merged into the Registrant's subsidiary, Tasty Baking Oxford, Inc. The trademark DUTCH MILL(R) will remain an asset of the Registrant.

         Tasty Baking Oxford, Inc., located in Oxford, Chester County, Pennsylvania, currently manufactures honey buns, large cakes, donuts and muffins under the trademarks TASTYKAKE(R), CLASSIC BAKED GOODS(TM), SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R). These products are distributed through independent owner/operators and regional distributors. The SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands were instituted to allow the Registrant to enter the private label and food service markets without compromising the integrity of its TASTYKAKE(R) brand. All of the products manufactured at the Oxford facility are sold to the Registrant for resale.

         Tastykake products are sold principally by independent owner/operators through distribution routes to approximately 15,000 retail outlets in Delaware, Maryland, New Jersey, New York, Pennsylvania and Virginia, which make up the Registrant's principal market. This method of distribution for direct store deliveries has been used since 1986. The Registrant also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities located in many areas of the country. The Registrant has formed alliances with distributors which can warehouse and distribute the Tastykake product line most effectively in order to promote geographic expansion. Products are sold in a majority of the continental United States and Puerto Rico. The Registrant also distributes its products through the TASTYKARE(R) program, whereby consumers can call a toll-free number or visit the Registrant's web-site to order the delivery of a variety of Tastykake gift packs.

         During 2002, the Registrant closed its remaining 18 thrift stores which did not meet the profitability objectives set by the Registrant. The Registrant closed 6 stores during the second quarter and closed the remaining 12 stores as of year end. The Registrant has recorded restructuring charges related to the closures. The Registrant's thrift store program was first implemented at the end of 2000. The purpose of the thrift stores was to recover the cost of stale, damaged and other products not generally salable through normal distribution channels, to recoup part of the cost of developing and introducing new products into the marketplace, and to raise consumer awareness and acceptance of the Registrant's products. The Registrant is in the process of soliciting other outlets for its stale and damaged products.

         In 1998, the Registrant began a $22 million modernization program(program) for its manufacturing facility in Philadelphia, Pennsylvania. These renovations were undertaken to increase productivity and efficiency. The program is being completed in phases and was expected to take approximately four years from inception. Phase I of the program, the complete renovation of the Krimpet and Junior production and packaging lines, was completed in 1999. Phase II, the renovation of the cupcake lines, began in 2000. Two of the four cupcake lines were successfully converted in 2000 and the third line was completed in 2002. The remaining portion of the program is still in process and decisions regarding the details of its completion will be made prior to the end of fiscal 2003.


                                    2 of 17

         The Registrant's top 20 customers represent 74.1% of its 2002 net sales. The top two customers in this group represent 13.7% and 11.6% of the Registrant's net sales for 2002. These relationships have been reasonably consistent over the prior two years. If any of the customers in this group changed their buying patterns with the Registrant, its current sales levels could be adversely affected.

         The Registrant maintains an advertising program which, from time to time, utilizes outdoor poster campaigns, newspapers, customer coupons, radio and television advertising, and promotions with various sports teams. While the Registrant sponsors research and development activities, the cost is not a material item.

         The Registrant is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and large advertising and promotion budgets. The Registrant believes it is one of the largest producers in the country specializing in premium single portion snack cakes and pies. The Registrant is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition. The Registrant has a significant market share throughout its principal marketing area.

         Outside of its principal marketing area, awareness of the Registrant's trademarks and reputation for quality is not as strong. In these markets, the Registrant competes for the limited shelf space available from retailers using price, product quality and consumer acceptance. The Registrant has been able to increase its sales nationally through the distribution of its products using mass merchandisers, wholesale clubs, convenience stores and other distribution outlets. The Registrant's growth in national sales has resulted in higher average balances of finished product inventory which are needed to satisfy the delivery requirements of these customers, and in higher average accounts receivable balances due to longer billing cycles and payment terms of national account customers.

         Outside of the principal marketing area, its market share is generally less significant. Its principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation(Interstate) which owns three major brands - Hostess, Dolly Madison and Drakes. Local independent bakers also compete in a number of regional markets. Interstate is a large publicly held corporation which has achieved national recognition of its Hostess brand name through national advertising, and it competes on price, product quality and brand name recognition. Interstate also promotes its Drakes product line in areas where the Registrant is attempting to expand its market share. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie as a low price snack cake. Little Debbie holds the largest share of the snack cake market in the United States. Many large food companies have begun to advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties which now compete against the Registrant for a portion of the overall snack market.

         The Registrant is heavily dependent upon sugar, flour and cocoa to manufacture its products. No difficulties were experienced in obtaining raw materials in 2002. The price of sugar was higher but stable during 2002. Recent drought conditions in the Midwest may result in reduced wheat supplies which could expose the Registrant to price increases during 2003. In addition, there has been political unrest in the Ivory Coast of West Africa which is a key supplier of cocoa pressed cake to the world market. This instability has resulted in reduced availability and higher commodity prices for cocoa pressed cake. At present, the Registrant purchases cocoa pressed cake and manufactures it into cocoa powder which it uses as a principal ingredient in many of its chocolate products. Because of the uncertainty of the supply of cocoa pressed cake, the Registrant may switch to processed cocoa powder which has a higher cost and will adversely affect the margins on the chocolate products in which it is used. It is not anticipated that there will be any significant adverse effects on the financial condition of the Registrant as a result of price fluctuations or the availability of raw materials in 2003.

         The Registrant's policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks of sales, while the ratio of current assets to current liabilities is maintained at a level between 1.5 and 2.5 to 1.

         The  Registrant   employs   approximately   1,060  persons,   including
approximately 140 part-time employees.

         Since February 11, 2003, the Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Exchange Act have been made available free of charge through its website the same day as they are made available on the SEC website. These reports are available by going to the Registrant's website(www.tastykake.com) and selecting "Corporate Info," "SEC Filings," and then "SEC website."

                                     3 of 17

Item 2.     Properties
----------------------

         The locations and primary use of the materially important physical properties of the Registrant and its subsidiaries are as follows:

                   Location                      Primary Facility Use
                   --------                      --------------------

           2801 Hunting Park Avenue           Corporate office,
           Philadelphia, PA (1)               Production of cakes,
                                              pies, cookies and donuts

           Fox and Roberts Streets            Sales and Finance offices,
           Philadelphia, PA (1)               Data Processing
                                              Operations, office
                                              Services and Warehouse

           700 Lincoln Street                 Tasty Baking Oxford offices,
           Oxford, PA  (2)                    Production of honey buns, donuts,
                                              pastries, muffins, and large
                                              cake

         (1) These properties are recorded as capital leases. For a description of major encumbrances on these properties, see Note 7 and 8 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

         (2) This property was purchased and is owned by Tasty Baking Oxford, Inc.

         In addition to the above, the Registrant leases various other properties used principally as local pick up and distribution points. All of these properties are sufficient for the business of the Registrant as now conducted.

Item 3.     Legal Proceedings
-----------------------------

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

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     4 of 17



                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                                                INCORPORATED MATERIAL
-----------------------                                                ---------------------

                                                                       Page(s) in Annual Report to
                                                                       Shareholders for the Fiscal
                                                                       Year Ended December 28, 2002
Item 5         Market for the Registrant's
               Common Equity and Related
               Shareholder Matters                                                      20

               On October 7, 2002, the Registrant issued 4,000 shares of common stock to Mr. Charles P. Pizzi as an inducement to become
               President and CEO and not for any cash consideration. The issuance of the shares was exempt from registration under Section
               4(2) of the Securities Act of 1933, as amended, as an exempt private placement.

Item 6         Selected Financial Data                                                  21

Item 7         Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                              14 - 19

               Certain matters discussed in this Report, including those under the headings "Business," "Legal Proceedings" and "Management's
               Analysis," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, improvements in efficiency expected from plant modernization programs, sales growth by distribution through national sales programs, private label, food service, institutional sales and other channels of distribution, changes in the Registrant's business strategies and other statements contained herein that are not historical facts.
               Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions nationally and in the Registrant's primary markets, the availability of capital upon terms acceptable to the Registrant, the availability and prices of raw materials, the level of demand for the Registrant's products, the outcome of legal proceedings to which the Registrant is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the Registrant to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.



Item 7A        Quantitative and Qualitative Disclosure
               about market risk                                                      29 - 30

               The Registrant has certain floating rate debt notes. Under current market conditions, the Registrant believes that changes in interest rates would not have a material impact on the financial statements of the Registrant. The Registrant also has notes receivable from owner operators whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the Registrant's interest rates on its


                                     5 of 17

               notes payable. The Registrant also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable. Information on the debt and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 5,6 and 4, respectively, in the 2002 Annual Report to Shareholders.






                                    6 of 17



                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
---------
ITEM NUMBER AND CAPTION                                                INCORPORATED MATERIAL
-----------------------                                                ---------------------

                                                                     Page(s) in Annual Report to
                                                                     Shareholders for the Fiscal
                                                                     Year Ended December 28, 2002
Item 8   Consolidated Financial Statements
         and Supplementary Data:


                           Quarterly Summary                                    20

                           Consolidated Statements of
                           Operations and Retained Earnings                     22

                           Consolidated Statements of Cash Flows                23

                           Consolidated Balance Sheets                        24 - 25

                           Consolidated Statements of Changes
                           in Capital Accounts                                  26

                           Notes to Consolidated Financial
                           Statements                                         27 - 38

                           Report of Independent Accountants                    39

Item 9   Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

                  This item is not applicable.

                                                                     Page(s) in definitive
                                                                     Proxy Statement

Item 10  Directors and Executive officers
         of the Registrant                                                      6 - 10

Item 11  Executive Compensation                                             8 and 11 - 23

Item 12  Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder
         Matters                                                            3 - 5 and 27

Item 13  Certain Relationships and Related
         Transactions

                           With respect to certain business
                           relationships of Fred C. Aldridge, Jr.,
                           Esquire, director                                    7


Item 14           Controls and Procedures

                  The Registrant maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in the report. The Registrant established a disclosure committee, which consists of certain members of management. Within 90 days prior to the date of filing of this report, the Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Registrant's disclosure controls and procedures. Based on this evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the

                                    7 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION
-----------------------


Item 14           Controls and Procedures cont'd.

                  Registrant's disclosure controls and procedures are effective for gathering, analyzing and disclosing material information the Registrant is required to disclose in the reports it files with the Securities and Exchange Commission(SEC) pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                                           Page(s) in definitive
                                                           Proxy Statement


Item 15           Principal Accountant Fees and Services        29 - 30





                                    8 of 17


                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 16: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  for the fiscal years ended December 28, 2002,
                     December 29, 2001 and December 30, 2000

                                     ------

                                                                                          Pages
                                                                                          -----
(a)-1.        List of Financial Statements

                  Quarterly Summary                                               Incorporated herein
                  Consolidated Statements of Operations and Retained              by reference to
                   Earnings                                                       pages 14 to 39
                  Consolidated Statements of Cash Flows                           inclusive of the
                  Consolidated Balance Sheets                                     Annual Report to
                  Consolidated Statements of Changes in Capital                   Shareholders for the
                   Accounts                                                       fiscal year ended
                  Notes to Consolidated Financial                                 December 28, 2002.
                  Statements, including                                           See page 13 of 17.
                   Summary of Significant Accounting Policies
                  Report of Independent Accountants


(a)-2.        Schedule* for the fiscal years ended December 28, 2002, December
              29, 2001 and December 30, 2000:

              Report of Independent Accountants                                                  11 of 17

 II.          Valuation and Qualifying Accounts                                                  12 of 17

(a)-3.        Exhibits Index - The following Exhibit Numbers refer to Regulation
              S-K, Item 601**

                 (3)(a) Articles of Incorporation of Registrant as amended are incorporated herein by reference to Exhibit 3 to Form
                         10-K report of Registrant for 1998.

                    (b)  By-laws of Registrant as amended on June 27, 2002.

                (10)(a) Tasty Baking Company Restricted Stock Incentive Plan, effective as of December 21, 2000, is incorporated herein by reference to Exhibit 10 to Form 10-Q report of Registrant for the twenty-six weeks ended June 30, 2001.


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

                    (d)  Senior Management  Employment  Agreements dated July 1,
                         1988 are  incorporated  herein by  reference to Exhibit
                         10(c) to Form 10-K report of Registrant for 1991 with respect to W. Dan Nagle and Joseph H. Bauer(2 year agreement).

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



                                    9 of 17





                      TASTY BAKING COMPANY AND SUBSIDIARIES

                               ITEM 16, CONTINUED
                                                                                     Pages
                                                                                     -----

                    (f) Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual
                         Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April
                         24, 1987 and April 19, 1991.

                    (g)  Trust  Agreement  dated as of November 17, 1989 between
                         the  Registrant   and  Wachovia   Bank,   N.A.(formerly
                         Meridian  Trust  Company)   relating  to   Supplemental
                         Executive  Retirement  Plan is  incorporated  herein by
                         reference  to  Exhibit  10(f) to Form  10-K  report  of
                         Registrant for 1994.

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

                    (j) 1994 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Form 10-K report of Registrant for 1994.

                    (k)  Trust  Agreement  dated  January 19,  1990  between the
                         Registrant  and Wachovia Bank,  N.A.(formerly  Meridian
                         Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of Registrant for 1995.

                    (l) 1997 Long Term Incentive Plan is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

                    (m)  Employment  Agreement  dated  as  of  August  14,  2002 between the Registrant and Charles P. Pizzi.

                    (n)  Supplemental  Retirement  Plan  Agreement  dated  as of
                         October 7, 2002 between the  Registrant  and Charles P.
                         Pizzi.

                    (o) Personal Leave Agreement dated as of December 28, 2002 between the Registrant and Carl S. Watts.

                    (p)  Severance  Agreement  dated March 13, 2003  between the
                         Registrant and Gary G. Kyle.

                    (q)  Tasty Baking Company 2000  Restricted  Stock  Incentive
                         Plan is incorporated by reference to Appendix B of the Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001, filed on or about March 30, 2001.


                Each of exhibits 10(a) - 10(q) constitute management contracts or compensatory plans or arrangements.

               (13) Annual  Report to  Shareholders  for the  fiscal  year ended
                    December 28, 2002,  pages 14 to 39 only. (The balance of the
                    Annual   Report  is  not  deemed   "filed"  or   "soliciting
                    material".)                                                 13 of 17

               (21) Subsidiaries of the Registrant                              14 of 17

               (23)(a) Consent of Independent Accountants                       15 of 17

(b)  On  December  30,  2002,  the  Registrant  furnished  a report on Form 8-K, pursuant to  Regulation  FD,  announcing  the  closure of its 12  remaining thrift stores, the retirement of Carl S. Watts as Chairman of the Board and
     Director,   the  departure  of  several  executives  and  guidance  on  its anticipated  fourth  quarter loss resulting  from the  restructure  charges related to the above,  and from  additional  pension  expense  based on the immediate recognition method. The related press release was included.


                                    10 of 17

        REPORT of INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and
   the Board of Directors
Tasty Baking Company



Our audits of the consolidated financial statements referred to in our report dated March 19, 2003, appearing on page 39 of the 2002 Annual Report to Shareholders of Tasty Baking Company and subsidiaries, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 19, 2003




                                    11 of 17




                                                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                                                   SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                                               for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000



            Column A                               Column B        Column C       Column D     Column E
            --------                               --------        --------       --------     --------
                                                                   Additions
                                                   Balance at      Charged to                 Balance at
                                                   Beginning       Costs and                    End of
             Description                           of Period        Expenses     Deductions     Period
             -----------                           ---------        --------     ----------     ------

Deducted from applicable assets:

     Allowance for doubtful accounts:
For the fiscal year ended December 28, 2002        $3,751,854    $  958,365    $1,104,102    $3,606,117
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 29, 2001        $3,329,344    $  772,372    $  349,862    $3,751,854
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 30, 2000        $2,874,088    $1,250,385    $  795,129    $3,329,344
                                                  ===========    ==========    ==========    ==========





Inventory valuation reserves:
For the fiscal year ended December 28, 2002        $  335,000    $  702,568    $  355,095    $  682,473
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 29, 2001        $  301,614    $   81,340    $   47,954    $  335,000
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 30, 2000        $  275,109    $  185,149    $  158,644    $  301,614
                                                  ===========    ==========    ==========    ==========




Spare parts inventory reserve for obsolescence:
For the fiscal year ended December 28, 2002        $  480,559    $   48,516       163,676    $  365,399
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 29, 2001        $  445,063    $  121,546    $   86,050    $  480,559
                                                  ===========    ==========    ==========    ==========

For the fiscal year ended December 30, 2000        $  407,072    $  153,787    $  115,796    $  445,063
                                                  ===========    ==========    ==========    ==========






                                    12 of 17

<

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TASTY BAKING COMPANY




                                       By   /s/ Charles P. Pizzi
                                            ------------------------------------
                                            Charles P. Pizzi, President
                                            and Chief Executive officer





                                            /s/ David S. Marberger
                                            ------------------------------------
                                            David S. Marberger, Senior Vice
                                            President, Chief Financial officer
                                            and Chief Accounting officer




                                            /s/ John M. Pettine
                                            ------------------------------------
                                            John M. Pettine, Executive Vice
                                            President and Director




                                    13 of 17

                                  Certification

I, Charles P. Pizzi, President and Chief Executive officer of Tasty Baking Company, certify that:

(1) I have reviewed this annual report on Form 10-K of Tasty Baking Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      ---------------

                                                       /s/ Charles P. Pizzi
                                                       --------------------
                                                       Charles P. Pizzi
                                                       President and
                                                       Chief Executive Officer



                                    14 of 17

                                  Certification

I, David S. Marberger, Senior Vice President and Chief Financial Officer of Tasty Baking Company, certify that:

(1) I have reviewed this annual report on Form 10-K of Tasty Baking Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      --------------

                                              /s/ David S. Marberger
                                              ----------------------
                                              David S. Marberger
                                              Senior Vice President
                                              and Chief Financial Officer



                                    15 of 17

                                  Certification

I, John M. Pettine, Executive Vice President of Tasty Baking Company, certify that:

(1) I have reviewed this annual report on Form 10-K of Tasty Baking Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      --------------

                                                /s/ John M. Pettine
                                                -------------------
                                                John M. Pettine
                                                Executive Vice President


                                    16 of 17





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                                    Capacity                       Date
------------------------------------------           -------------------------     ----------------------




/s/ Philip J. Baur, Jr.                              Retired Chairman of the        March 27, 2003
------------------------------------------
      Philip J. Baur, Jr.                            Board and Director of
                                                     Tasty Baking Company



/s/ Charles P. Pizzi                                 President, Chief               March 27, 2003
------------------------------------------
      Charles P. Pizzi                               Executive Officer and
                                                     Director of Tasty
                                                     Baking Company



/s/   John M. Pettine                                Executive Vice President       March 27, 2003
------------------------------------------
     John M. Pettine                                 and Director of Tasty
                                                     Baking Company




/s/ Fred C. Aldridge, Jr.                            Director of Tasty              March 27, 2003
------------------------------------------
      Fred C. Aldridge, Jr.                          Baking Company




/s/ G. Fred DiBona, Jr.                              Director of Tasty Baking       March 27, 2003
------------------------------------------
      G. Fred DiBona, Jr.                            Company




/s/ Ronald J. Kozich                                 Director of Tasty Baking       March 27, 2003
------------------------------------------
      Ronald J. Kozich                               Company




/s/ Judith M. von Seldeneck                          Director of Tasty Baking       March 27, 2003
------------------------------------------
      Judith M. von Seldeneck                        Company


                                    17 of 17