Form 10-Q
period 2003-03-31
TASTY BAKING CO
filed 2003-05-13
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the thirteen weeks ended March 29, 2003

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
            Yes X                                  No
               ----                                  ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
            Yes X                                  No
               ----                                 ----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
            Yes                                    No
               ----                                 ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, par value $.50           8,097,112
--------------------------------------------------------------------------------
                  (Title of Class)               (No. of Shares Outstanding
                                                          as of May 2, 2003)


                                     1 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 29, 2003 and December 28, 2002...............................3

          Consolidated Statements of Operations
          Thirteen weeks ended March 29, 2003 and March 30, 2002.............4

          Consolidated Statements of Cash Flows
          Thirteen weeks ended March 29, 2003 and March 30, 2002.............5

          Notes to Consolidated Financial Statements.......................6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................8-9

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk ................................................10

Item 4.   Disclosure of Controls and Procedures.............................10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................11

Signature ..................................................................12

Certification 302 .......................................................13-15


                                     2 of 15

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements



                      TASTY BAKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

------------------------------------------------------------------------------------------
                                                     March 29, 2003     December 28, 2002
------------------------------------------------------------------------------------------
Current assets:
      Cash                                             $     56,000        $    282,000
      Receivables, less allowance of $3,460,000
        and $3,606,000, respectively                     23,599,000          20,881,000
      Inventories                                         6,282,000           6,777,000
      Deferred income taxes                               5,214,000           5,214,000
      Prepayments and other                               2,425,000           2,941,000
                                                   ---------------------------------------
            Total current assets                         37,576,000          36,095,000
                                                   ---------------------------------------
Property, plant and equipment:
      Land                                                1,098,000           1,098,000
      Buildings and improvements                         37,889,000          37,832,000
      Machinery and equipment                           149,363,000         148,990,000
                                                   ---------------------------------------
                                                        188,350,000         187,920,000
      Less accumulated depreciation                     131,106,000         129,529,000
                                                   ---------------------------------------
                                                         57,244,000          58,391,000
                                                   ---------------------------------------
Long-term receivables from owner/operators                9,971,000          10,095,000
Deferred income taxes                                     8,230,000           8,230,000
Spare parts inventory                                     3,769,000           3,699,000
Other                                                        50,000              50,000
                                                   ---------------------------------------
                                                         22,020,000          22,074,000
                                                   ---------------------------------------
Total assets                                           $116,840,000        $116,560,000
                                                   =======================================
Current liabilities:
      Current obligations under capital leases         $    173,000        $    176,000
      Notes payable, banks                                3,200,000           4,500,000
      Accounts payable                                    8,965,000           6,074,000
      Accrued payroll and employee benefits               5,118,000           5,159,000
      Reserve for restructures                            1,190,000           2,417,000
      Other                                                 674,000             981,000
                                                   ---------------------------------------
         Total current liabilities                       19,320,000          19,307,000
Long-term debt                                            9,000,000           9,000,000
Long-term obligations under capital leases,
      less current portion                                3,431,000           3,486,000
Reserve for restructures-less current portion             3,568,000           3,568,000
Accrued pensions and other liabilities                   15,993,000          15,923,000
Postretirement benefits other than pensions              17,872,000          17,751,000
                                                   ---------------------------------------
Total liabilities                                        69,184,000          69,035,000
                                                   ---------------------------------------
Shareholders' equity:
      Common stock                                        4,558,000           4,558,000
      Capital in excess of par value of stock            29,400,000          29,433,000
      Retained earnings                                  26,700,000          26,622,000
                                                   ---------------------------------------
                                                         60,658,000          60,613,000
      Less:
      Treasury stock, at cost                            12,540,000          12,539,000
      Management Stock Purchase Plan
            receivables and deferrals                       462,000             549,000
                                                   ---------------------------------------
                                                         47,656,000          47,525,000
                                                   ---------------------------------------
Total liabilities and shareholders' equity             $116,840,000        $116,560,000
                                                   =======================================

          See accompanying notes to consolidated financial statements.

                                3 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


----------------------------------------------------------------------------------------
                                                    For the Thirteen Weeks Ended
                                                March 29, 2003      March 30, 2002 (a)
----------------------------------------------------------------------------------------
Gross Sales                                       $ 64,372,000         $ 64,039,000
Less discounts and allowances                      (23,388,000)         (23,380,000)
                                            --------------------------------------------
Net Sales                                           40,984,000           40,659,000
                                            --------------------------------------------
Costs and expenses:
       Cost of sales                                27,984,000           26,029,000
       Depreciation                                  1,739,000            1,735,000
       Selling, general and administrative          10,713,000           10,829,000
       Restructure charge reversal                    (220,000)                --
       Interest expense                                201,000              368,000
       Provision for doubtful accounts                  77,000               80,000
       Other income, net                              (252,000)            (280,000)
                                            --------------------------------------------
                                                    40,242,000           38,761,000
                                            --------------------------------------------
Income before provision for
       income taxes                                    742,000            1,898,000

Provision for income taxes                             260,000              693,000
                                            --------------------------------------------

Net income                                        $    482,000         $  1,205,000
                                            ============================================
Average common shares outstanding:
            Basic                                    8,099,000            8,050,000
            Diluted                                  8,099,000            8,188,000

Per share of common stock:

       Net income:
            Basic and Diluted                     $       0.06         $       0.15
                                                  ============         ============
       Cash dividend                              $       0.05         $       0.12
                                                  ============         ============


(a) An amount of $74,000 has been reclassified to reflect a correction of certain expenses recorded in cost of sales and selling, general and administrative expense.

          See accompanying notes to consolidated financial statements.

                                     4 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



--------------------------------------------------------------------------------------------------------------
                                                                        For the Thirteen Weeks Ended
                                                                       March 29, 2003     March 30, 2002
--------------------------------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
      Net income                                                         $   482,000         $ 1,205,000
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                     1,739,000           1,735,000
          Restructure charge reversal                                       (220,000)               --
          Provision for doubtful accounts                                     77,000              80,000
          Pension expense                                                    370,000             278,000
          Other                                                             (193,000)           (162,000)
      Changes in assets and liabilities:
          Increase in receivables                                         (2,795,000)         (1,203,000)
          Decrease in inventories                                            495,000             964,000
          Decrease (increase) in prepayments and other                       517,000            (605,000)
          Increase (decrease) in accrued payroll, accrued income
            taxes, accounts payable and other current liabilities          1,536,000          (1,349,000)
                                                                  --------------------------------------------

      Net cash from operating activities                                   2,008,000             943,000
                                                                  --------------------------------------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                             (593,000)         (1,422,000)
      Proceeds from owner/operators' loan repayments                         858,000             861,000
      Loans to owner/operators                                              (733,000)           (857,000)
      Other                                                                   (3,000)             63,000
                                                                  --------------------------------------------

      Net cash used for investing activities                                (471,000)         (1,355,000)
                                                                  --------------------------------------------

Cash flows from (used for) financing activities
      Dividends paid                                                        (405,000)           (966,000)
      Payment of long-term debt                                              (58,000)            (59,000)
      Net increase(decrease) in short-term debt                           (1,300,000)          1,200,000
                                                                  --------------------------------------------

      Net cash from(used for) financing activities                        (1,763,000)            175,000
                                                                  --------------------------------------------

      Net decrease in cash                                                  (226,000)           (237,000)

      Cash, beginning of year                                                282,000             367,000
                                                                  --------------------------------------------

      Cash, end of period                                                $    56,000         $   130,000
                                                                  ============================================


      Supplemental Cash Flow Information:
      Cash paid during the period for:
          Interest                                                       $   157,000         $   215,000
                                                                  ============================================
          Income taxes                                                   $    41,000         $   150,000
                                                                  ============================================


          See accompanying notes to consolidated financial statements.

                                     5 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies
         --------------------------------

       Interim Financial Information
       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 29, 2003 and December 28, 2002, the results of its operations for the thirteen weeks ended March 29, 2003 and March 30, 2002 and cash flows for the thirteen weeks ended March 29, 2003 and March 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2002 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

       Net Income Per Common Share
       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Dilution is the result of outstanding stock options.


       Stock-Based Compensation
       The company measures stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has calculated the pro-forma impact of the fair-value method in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The calculated difference between the reported and pro-forma net income amounts is not material for the first quarter of 2003 and the first quarter of 2002.

       Pension Plan
       The company's funding policy for its pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company's actuarial consultants advise to be appropriate. The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants in accordance with Statement of Financial Accounting Standard No. 87. These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company's election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expenses or income that fall outside the corridor are recognized only in the fourth quarter.

                                    6 of 15

2.     Restructure Charges
      --------------------

       In the first quarter of 2003, the company recognized a net restructure charge reversal of $220,000. This reversal resulted from favorable settlements of certain thrift store lease contracts. These settlements relate to the restructure charges taken during 2002 and 2001.

       During the second quarter of 2002, the company closed six thrift stores and eliminated certain manufacturing and administrative positions. There were 67 employees terminated as a result of this restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405,000.

       During the fourth quarter of 2002, the company incurred a $4,936,000 restructure charge related to the closing of the remaining twelve thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and 4 were corporate executives.

       During the fourth quarter of 2001, the company closed its Dutch Mill plant in Wyckoff, New Jersey. In addition, the company closed two thrift stores. Costs related to these events were included in a restructure charge of $1,728,000.

       RESTRUCTURE RESERVE ACTIVITY


                                          Balance                              Reclass           Reversal              Balance
                                         12/28/02         Payments             of PP&E          of Reserve             3/29/03
                                     -------------------------------------------------------------------------------------------
       Lease obligations               $2,078,000   $      165,000       $           -      $      220,000          $1,693,000
       Severance                        3,403,000          475,000                   -                   -           2,928,000
       Fixed Asset                        326,000                -             326,000                   -                   -
       Other                              178,000           41,000                   -                   -             137,000
       Total                           $5,985,000   $      681,000       $     326,000      $      220,000          $4,758,000

       The balance of the severance charges is expected to be paid as of 2004 and the balance of the lease obligations and other charges is expected to be paid as of 2006.

3.     Inventories
       -----------
       Inventories are classified as follows:


                                                     March 29, 2003                     December 28,2002
                                            -------------------------------------------------------------
       Finished Goods                       $          2,554,000               $               2,731,000
       Work in progress                                  866,000                                 862,000
       Raw materials and supplies                      2,862,000                               3,184,000
                                            ------------------------------------------------------------
                                            $          6,282,000               $               6,777,000
                                            ============================================================

                                    7 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

Results of Operations
---------------------

Net income for the first quarter of 2003 was $482,000 or $.06 per diluted share. Net income for the first quarter of 2002 was $1,205,000 or $.15 per diluted share. Net income for 2003 included a $220,000 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.

Gross sales increased by .5% in the first quarter of 2003 to $64,372,000 from $64,039,000 in the comparable quarter of 2002. Gross sales in the core route business increased 3% versus the same period last year. This favorable performance is primarily due to increased focus and investment in the core route geography. Non-route sales decreased 6% in the first quarter versus the first quarter of 2002 primarily due to a decline within the company's vending sales channel and the company's decision to discontinue sales to certain west coast accounts that were determined to be unprofitable. The decline in vending sales resulted primarily from reduced sales within the entire category. All pending orders for the west coast accounts will be completed within the second quarter of 2003. The company is examining margins on all lines of business and is focused on improving profitability.

In the first quarter of 2003, net sales increased by .8% to $40,984,000 from $40,659,000 in the first quarter of 2002. This increase resulted primarily from the increase in gross sales. Discounts and allowances increased by only $8,000 to $23,388,000 in the current quarter versus $23,380,000 for the same period last year due to the company's efforts to invest its promotion expenditures more effectively.

Cost of sales increased 8% during the first quarter of 2003 over the prior year's quarter. As a percentage of gross sales, cost of sales increased to 43.5% in the current quarter from 40.6% in the same quarter last year. This increase is due to a 9% increase in case volume sold that did not correspondingly increase gross sales due to wholesale price reductions in the current quarter relative to the prior year's quarter.

Selling, general and administrative expenses for the first quarter of 2003 decreased by $116,000 or 1.0% compared to the first quarter of 2002. The decrease  was  primarily  due to the savings  recognized  by the fourth  quarter restructure of the company thrift stores and the departure of certain executives. The savings was partially offset by reinvestment in personnel to fill key positions in the company as well as renewed investment in infrastructure and sales incentives for the core route business.

Interest expense decreased 45% compared to the same quarter in 2002 primarily due to a $4 million reduction in debt.

The effective tax rate was 35.0% for the quarter ended March 29, 2003 and 36.5% for the quarter ended March 30, 2002, which compares to a federal statutory rate of 34%. The difference between the effective rates and the statutory rate was the effect of state income taxes.

                                    8 of 15

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's credit facility, are used to supplement cash flow from operations during periods of cyclical shortages.

For the thirteen weeks ended March 29, 2003, net cash from operating activities increased by $1,065,000 to $2,008,000 from $943,000 for the same period in 2002. The decrease in net income for the current quarter relative to the same quarter last year was positively offset by a much smaller net decrease in assets and liabilities. This net decrease in assets and liabilities was driven by an increase in accounts payable that was partially offset by an increase in accounts receivable, and payments made against the reserve for restructures compared to the same quarter in 2002.

Net cash used for investing activities for the thirteen weeks ended March 29, 2003 decreased by $884,000 relative to the same period in 2002 principally due to lower capital expenditures. In addition, the excess of proceeds from owner/operator loan payments over new loans granted in the current quarter was greater than the same quarter last year.

Net cash used for financing activities for the thirteen weeks ended March 29, 2003 increased by $1,938,000 relative to the same thirteen weeks in 2002, due to a decrease in short-term debt compared to an increase in the same quarter last year, partially offset by a reduction of dividends paid in the current quarter compared to last year. The company reduced its dividend to $.05 per share in the first quarter of 2003. The dividend had been $.12 per share since 1997.

For the remainder of 2003, the company anticipates that cash flow from operations, along with the continued availability of credit under the credit facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements
--------------------------

Certain matters discussed in this Report, including those under the heading "Management's Analysis," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, improvements in efficiency expected from plant modernization programs, sales growth by distribution through existing and other channels of distribution, the Registrant's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions, the availability of capital upon terms acceptable to the Registrant, the availability and prices of raw materials, the level of demand for the Registrant's products, the outcome of legal proceedings to which the Registrant is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the Registrant to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" in the company's annual report of Form 10-K for the year ended December 28, 2002 for a more complete discussion of other factors which may affect the company's financial position.


                                    9 of 15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from owner operators with rates that adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable.

Item 4.  Disclosure of Controls and Procedures
         -------------------------------------
The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in this report. The company established a disclosure controls committee, which consists of certain members of management. During the quarter, the company hired a new Chief Marketing Officer, a new Chief Financial Officer and a new Vice President of Human Resources, all of whom actively participated in the evaluation of the disclosure controls and procedures. Within 90 days prior to the date of filing of this report, the company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                                    10 of 15

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

     (a) Exhibits:

              Exhibit 10.1 - Amended and Restated Employment Agreement dated as of December 28, 2002 between the company and John M. Pettine. (Management compensation agreement)

              Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

              The company filed the following reports on Form 8-K during the thirteen weeks ended March 29, 2003:

              On December 30, 2002, the company furnished a report on Form 8-K under Item 5, Other Events and Required FD Disclosure, attaching a press release announcing the retirement of its Chairman of the Board, the departure of certain senior executives, the closing of its remaining thrift stores and anticipated restructure charges for the fourth quarter 2002.

              On February 12, 2003, the company furnished a report on Form 8-K under Item 5, Other Events and Required FD Disclosure, attaching a press release announcing its fourth quarter and fiscal year 2002 financial results.

                                    11 of 15



                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 TASTY BAKING COMPANY
                                            ----------------------------------
                                                       (Company)




                                                /S/ David S. Marberger
          ------------------------          --------------------------------
                  (Date)                        DAVID S. MARBERGER
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                               (Principal Financial Officer)






                                               /S/ Eugene P. Malinowski
         ------------------------          --------------------------------
                  (Date)                        EUGENE P. MALINOWSKI
                                                DIRECTOR - FINANCE AND
                                               CHIEF ACCOUNTING OFFICER
                                            (Principal Accounting Officer)

                                    12 of 15

                                CERTIFICATION 302

I, David S. Marberger, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Tasty Baking Company, certify that:

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


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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


Date: ______________
                                            /S/ David S. Marberger
                                            -------------------------
                                            David S. Marberger
                                            Senior Vice President and
                                            Chief Financial Officer

                                    13 of 15

                                CERTIFICATION 302

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


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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

Date: ______________


                                           /S/ Charles P. Pizzi
                                           ----------------------------
                                           Charles P. Pizzi
                                           President and Chief Executive Officer



                                    14 of 15

                                CERTIFICATION 302

I, Eugene P. Malinowski, Director of Finance and Chief Accounting Officer (Principal Accounting Officer) of Tasty Baking Company, certify that:

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


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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

Date: ______________


                                            /S/ Eugene P. Malinowski
                                            ---------------------------
                                            Eugene P. Malinowski
                                            Director of Finance and
                                            Chief Accounting Officer




                                    15 of 15