Form 10-Q
period 2003-06-30
TASTY BAKING CO
filed 2003-08-08
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the twenty-six weeks ended June 28, 2003
                                        -------------

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

                 Yes X                                     No
                    ---                                      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.50                            8,098,250
-------------------------------------------------------------------------------
      (Title of Class)                         (No. of Shares Outstanding
                                                  as of August 1, 2003)



                                     1of 12


                                          TASTY BAKING COMPANY AND SUBSIDIARIES


                                                          INDEX


                                                                                                                    Page
                                                                                                                    ----


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
              June 28, 2003 and December 28, 2002.....................................................................3

              Consolidated Statements of Operations
              Thirteen and Twenty-six weeks ended June 28, 2003 and June 29, 2002.....................................4

              Consolidated Statements of Cash Flows
              Twenty-six weeks ended June 28, 2003 and June 29, 2002..................................................5

              Notes to Consolidated Financial Statements............................................................6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................................8-9

Item 3.       Quantitative and Qualitative Disclosure
              About Market Risk10

Item 4.       Controls and Procedures................................................................................10


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders....................................................11

Item 6.       Exhibits and Reports on Form 8-K.......................................................................11

Signature     .......................................................................................................12




                                    2 of 12


PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                                     (000's)

-----------------------------------------------------------------------------------------------------------------------------
                                                                       June 28, 2003                  December 28, 2002
-----------------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                     $ 82                                $ 282
       Receivables, less allowance of $3,541
         and $3,606 respectively                                              21,365                               20,881
       Inventories                                                             5,945                                6,777
       Deferred income taxes                                                   4,786                                5,214
       Prepayments and other                                                   1,099                                2,941
                                                                  --------------------------------------------------------
             Total current assets                                             33,277                               36,095
                                                                  --------------------------------------------------------
 Property, plant and equipment:
       Land                                                                    1,098                                1,098
       Buildings and improvements                                             37,889                               37,832
       Machinery and equipment                                               151,112                              148,990
                                                                  --------------------------------------------------------
                                                                             190,099                              187,920
       Less accumulated depreciation                                         132,844                              129,529
                                                                  --------------------------------------------------------
                                                                              57,255                               58,391
                                                                  --------------------------------------------------------
 Long-term receivables from owner/operators                                   10,195                               10,095
 Deferred income taxes                                                         8,319                                8,230
 Spare parts inventory                                                         3,961                                3,699
 Other                                                                            50                                   50
                                                                  --------------------------------------------------------
                                                                              22,525                               22,074
                                                                  --------------------------------------------------------
 Total assets                                                               $113,057                             $116,560
                                                                  ========================================================
 Current liabilities:
       Current obligations under capital leases                                $ 177                                $ 176
       Notes payable, banks                                                    1,900                                4,500
       Accounts payable                                                        7,949                                6,074
       Accrued payroll and employee benefits                                   5,510                                5,159
       Reserve for restructures                                                1,774                                2,417
       Other                                                                     138                                  981
                                                                  --------------------------------------------------------
          Total current liabilities                                           17,448                               19,307
 Long-term debt                                                                8,000                                9,000
 Long-term obligations under capital leases,
       less current portion                                                    3,393                                3,486
 Reserve for restructures-less current portion                                 2,160                                3,568
 Accrued pensions and other liabilities                                       16,564                               15,923
 Postretirement benefits other than pensions                                  17,832                               17,751
                                                                  --------------------------------------------------------
 Total liabilities                                                            65,397                               69,035
                                                                  --------------------------------------------------------
 Shareholders' equity:
       Common stock                                                            4,558                                4,558
       Capital in excess of par value of stock                                29,400                               29,433
       Retained earnings                                                      26,684                               26,622
                                                                  --------------------------------------------------------
                                                                              60,642                               60,613
       Less:
       Treasury stock, at cost                                                12,540                               12,539
       Management Stock Purchase Plan
             receivables and deferrals                                           442                                  549
                                                                  --------------------------------------------------------
                                                                              47,660                               47,525
                                                                  --------------------------------------------------------
 Total liabilities and shareholders' equity                                 $113,057                             $116,560
                                                                  ========================================================

             See accompanying notes to consolidated financial statements.


                                3 of 12


                                                                TASTY BAKING COMPANY AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (unaudited)
                                                                  (000's, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                     For the Thirteen Weeks Ended                For the Twenty-six Weeks Ended
                                               June 28, 2003          June 29, 2002 (a)      June 28, 2003      June 29, 2002 (b)
------------------------------------------------------------------------------------------------------------------------------------


 Gross Sales                                         $ 62,944              $ 65,617                $ 127,316              $ 129,656
 Less discounts and allowances                        (22,753)              (23,531)                 (46,141)               (46,911)
                                            ----------------------------------------------------------------------------------------
 Net Sales                                             40,191                42,086                   81,175                 82,745
                                            ----------------------------------------------------------------------------------------
 Costs and expenses:
        Cost of sales                                  26,970                27,047                   54,955                 53,076
        Depreciation                                    1,738                 1,640                    3,477                  3,375
        Selling, general and administrative            11,010                10,769                   21,798                 21,678
        Restructure charge (reversal)                     (95)                1,405                     (314)                 1,405
        Interest expense                                  220                   188                      421                    556
        Other income, net                                (241)                 (295)                    (493)                  (575)
                                            ----------------------------------------------------------------------------------------
                                                       39,602                40,754                   79,844                 79,515
                                            ----------------------------------------------------------------------------------------
 Income before provision for
        income taxes                                      589                 1,332                    1,331                  3,230

 Provision for income taxes                               199                   453                      459                  1,146
                                            ----------------------------------------------------------------------------------------

 Net income                                             $ 390                 $ 879                    $ 872                $ 2,084
                                            ========================================================================================


 Average common shares outstanding:
             Basic                                      8,098                 8,070                    8,099                  8,060
             Diluted                                    8,101                 8,181                    8,100                  8,184

 Per share of common stock:

        Net income:
             Basic                                      $0.05                 $0.11                    $0.11                  $0.26
                                            ==================     =================        =================     ==================
             Diluted                                    $0.05                 $0.11                    $0.11                  $0.25
                                            ==================     =================        =================     ==================
        Cash dividend                                   $0.05                 $0.12                    $0.10                  $0.24
                                            ==================     =================        =================     ==================

     (a) An amount of $140 has been reclassified to reflect a correction of certain expenses recorded in cost of sales and selling, general and administrative expense.

     (b) An amount of $214 has been reclassified to reflect a correction of certain expenses recorded in cost of sales and selling, general and administrative expense.

              See accompanying notes to consolidated financial statements.



                                     4 of 12


                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                       (000's)


----------------------------------------------------------------------------------------------------------------------
                                                                          For the Twenty-six Weeks Ended
                                                                     June 28, 2003                      June 29, 2002
----------------------------------------------------------------------------------------------------------------------


Cash flows from (used for) operating activities
      Net income                                                             $ 872                            $ 2,084
      Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation                                                      3,477                              3,375
           Restructure charge (reversal)                                      (314)                             1,405
           Pension expense                                                     741                                540
           Deferred taxes                                                      (89)                                 -
           Restructure payments and other                                   (1,628)                                 1
      Changes in assets and liabilities:
           Increase in receivables                                            (479)                            (1,153)
           Decrease in inventories                                             833                                781
           Decrease (increase) in prepayments and other                      2,270                               (649)
           Increase in accrued payroll, accrued income taxes,
            accounts payable and other current liabilities                   1,054                                404
                                                              --------------------------------------------------------

      Net cash from operating activities                                     6,737                              6,788
                                                              --------------------------------------------------------

Cash flows from (used for) investing activities
      Purchase of property, plant and equipment                             (2,343)                            (3,394)
      Proceeds from owner/operators' loan repayments                         1,747                              2,153
      Loans to owner/operators                                              (1,847)                            (2,251)
      Other                                                                      8                                 71
                                                              --------------------------------------------------------

      Net cash used for investing activities                                (2,435)                            (3,421)
                                                              --------------------------------------------------------

Cash flows from (used for) financing activities
      Dividends paid                                                          (810)                            (1,934)
      Payment of long-term debt                                             (1,092)                              (119)
      Net decrease in short-term debt                                       (2,600)                            (1,400)
      Net proceeds from sale of common stock                                     -                                218
                                                              --------------------------------------------------------

      Net cash used for financing activities                                (4,502)                            (3,235)
                                                              --------------------------------------------------------

      Net increase (decrease) in cash                                         (200)                               132

      Cash, beginning of year                                                  282                                367
                                                              --------------------------------------------------------

      Cash, end of period                                                     $ 82                              $ 499
                                                              ========================================================


      Supplemental Cash Flow Information:
      Cash paid during the period for:
           Interest                                                          $ 363                              $ 427
                                                              ========================================================
           Income taxes                                                       $ 55                              $ 902
                                                              ========================================================


           See accompanying notes to consolidated financial statements.

                                 5 of 12

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           All amounts are in (000's)

1.        Significant Accounting Policies
          -------------------------------

          Interim Financial Information
          -----------------------------
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 28, 2003 and December 28, 2002, the results of its operations for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002 and cash flows for the twenty-six weeks ended June 28, 2003 and June 29, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2002 Annual Report to Shareholders. In addition, the results of operations for the thirteen and twenty-six weeks ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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


          Stock-Based Compensation
          ------------------------
          The company measures stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has calculated the pro-forma impact of the fair-value method in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The calculated difference between the reported and pro-forma net income amounts is not material for the second quarter of 2003 and the second quarter of 2002.

          Pension Plan
          ------------
          The company's funding policy for its pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company's actuarial consultants advise to be appropriate. The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants in accordance with Statement of Financial Accounting Standard No. 87. These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company's election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expenses or income that fall outside the corridor are recognized only in the fourth quarter.




                                    6 of 12

2.        Restructure Charges
          -------------------

          The company recognized a net restructure charge reversal of $95 in the second quarter of 2003 and $220 in the first quarter of 2003. This reversal resulted from favorable settlements of certain thrift store lease contracts. These settlements relate to the restructure charges taken during 2002 and 2001.

          During the fourth quarter of 2002, the company incurred a $4,936 restructure charge related to the closing of twelve thrift stores which represented the remaining company owned thrift stores. This restructure charge also included specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and 4 were corporate executives.

          During  the  second  quarter of 2002,  the  company  closed six thrift stores and eliminated certain manufacturing and administrative positions. There were 67 employees terminated as a result of this restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405.

          During the fourth quarter of 2001, the company closed its Dutch Mill plant in Wyckoff, New Jersey. In addition, the company closed two thrift stores. Costs related to these events were included in a restructure charge of $1,728.

          RESTRUCTURE RESERVE ACTIVITY (000's)


                                          Balance                            Reversal              Balance
                                          3/29/03         Payments          of Reserve             6/28/03
                                  ------------------------------------------------------------------------
       Lease obligations              $     1,693      $       229       $          95      $        1,369
       Severance                            2,928              460                   -               2,468
       Other                                  137               40                   -                  97
                                   -----------------------------------------------------------------------
       Total                          $     4,758      $       729       $          95      $        3,934
                                   =======================================================================

          The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.

3. Inventories
   -----------


          Inventories are classified as follows (000's):

                                                          June 28, 2003                   December 28, 2002
                                                      -----------------------------------------------------
       Finished Goods                                   $         2,227                     $         2,731
       Work in progress                                             707                                 862
       Raw materials and supplies                                 3,011                               3,184
                                                      -----------------------------------------------------

                                                        $         5,945                     $         6,777
                                                      =====================================================

                                    7 of 12

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              --------------------------------------------------------------

Results of Operations
---------------------

Net income for the second quarter of 2003 was $390 or $.05 per diluted share which included a $95 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts. Net income for the second quarter of 2002 was $879 or $.11 per diluted share. Included in the net income for 2002 was a pre-tax restructure charge in the amount of $1,405.

Net income for the twenty-six weeks ended June 28, 2003 was $872 or $.11 per diluted share which included a $314 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts. Net income for the twenty-six weeks ended June 29, 2002 was $2,084 or $.25 per diluted share. Included in the net income for 2002 was a pre-tax restructure charge in the amount of $1,405.

Gross sales decreased by 4.1% in the second quarter of 2003 relative to the comparable quarter in 2002. Gross sales in the core routes in the second quarter of 2003 were equal to gross sales in the same period last year. During the second quarter of 2003, price increases instituted on certain product lines were offset by the effect of decreases in promotional spending, the discontinuation of certain Classic Baked Goods varieties and an increase in the mix of products sold at lower wholesale selling prices. Gross sales outside the core routes decreased by 14% in the second quarter of 2003 versus 2002. Most of the decline in the sales outside the core routes was related to the company's decision to discontinue sales to certain west coast accounts that were deemed unprofitable. The company continues to examine margins on all lines of business and is focused on improving profitability.

In the second quarter of 2003, net sales decreased by 4.5% compared to the same period last year. This decrease resulted primarily from the decrease in gross sales. Discounts and allowances decreased by 3.4%. The difference between the percentage change in discounts and allowances and gross sales was due to the effect of the thrift store sales in 2002 partially offset by a favorable shift in the sales markets toward our core routes in 2003. Cost of sales for the second quarter of 2003 was equal to cost of sales for the same quarter in 2002. As a percentage of gross sales, cost of sales increased to 42.8% in the second quarter from 41.2% in the same quarter last year. Case volume sold in the second quarter of 2003 was equal to the volume sold in the same period last year although gross sales dollars decreased by 4.1%. The decrease in gross sales dollars was due to an increase in the mix of products sold at lower wholesale selling prices relative to the prior year's quarter. The 42.8% for the current quarter represents a .7 percentage point improvement over the first quarter of 2003 because of price increases on certain products instituted in the last two months of the second quarter of 2003.

Selling, general and administrative expenses for the second quarter of 2003 increased by $240 or 2.2% compared to the second quarter of 2002. The increase was primarily due to investment in personnel to fill key positions in the company and increased marketing expenditures that offset the savings from the fourth quarter closing of the company's thrift stores and the departure of certain executives.

The effective tax rate was 33.8% for the quarter ended June 28, 2003 and 34.0% for the quarter ended June 29, 2002, which compares to a federal statutory rate of 34%. Differences between the effective rates and the statutory rate arise from the effect of state income taxes.



                                    8 of 12

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's credit facility, are used to supplement cash flow from operations during periods of cyclical shortages.

Net cash from operating activities for the twenty-six weeks ended June 28, 2003 remained the same as the comparable period in 2002 despite a decrease in net income and the timing of restructure payments. Certain favorable changes resulted from working capital improvements by way of inventory utilization and accounts receivable turnover. In addition, there was a reduction in cash payments for income tax.

Net cash used for investing activities for the twenty-six weeks ended June 28, 2003 decreased by $986 relative to the same period in 2002 principally due to lower capital expenditures.

Net cash used for financing activities for the twenty-six weeks ended June 28, 2003 increased by $1,267 relative to the comparable period in 2002, due to a larger decrease in short-term debt and repayments of long-term debt in the current year partially offset by a reduction of dividends paid in the current year. The company reduced its quarterly dividend to $.05 per share in the first quarter of 2003. The dividend had been $.12 per share since 1997.

For the remainder of 2003, the company anticipates that cash flow from operations, along with the continued availability of credit under the credit facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements
--------------------------

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements may include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, improvements in efficiency expected from plant modernization programs, sales growth by distribution through existing and other channels of distribution, the Registrant's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions, the availability of capital upon terms acceptable to the Registrant, the availability and prices of raw materials, the level of demand for the Registrant's products, the outcome of legal proceedings to which the Registrant is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the Registrant to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" in the company's annual report on Form 10-K for the year ended December 28, 2002 for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.


                                    9 of 12

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

Item 4. Controls and Procedures
        ------------------------

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in this report. The company established a disclosure controls committee, which consists of certain members of management. During the second quarter of 2003, the company hired a Director of Internal Control and Analysis who has been actively involved in the evaluation of the disclosure controls and procedures. Within 90 days prior to the date of filing of this report, the company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.



                                    10 of 12


                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a)  The company's annual meeting of shareholders was held on May 2, 2003.

     (b)  The directors elected at the meeting were:     For     Against    Withheld
                                                         ---     -------    --------
            Ronald J. Kozich                           6,612,793    ---      128,691
            James E. Ksansnak                          6,615,174    ---      126,310
            Charles P. Pizzi                           6,615,137    ---      126,346

          Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., Philip J. Baur Jr., G. Fred DiBona,
          Jr., John M. Pettine and Judith M. von Seldeneck.

     (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                                 For     Against         Abstain
                                                                 ---     -------         --------
              Adoption of the Tasty Baking Company            4,468,052  1,961,748       311,683
              2003 Long Term Incentive Plan
                                                                 For     Against         Abstain
                                                                 ---     -------         --------
              Approval of PricewaterhouseCoopers LLP, as      6,643,256     81,985        16,244
              independent certified public accountants

          The foregoing matters are described in detail in the company's proxy statement dated March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 3 - By-Laws of the company as amended on May 2, 2003

          Exhibit 31.1 - Certification  of Chief Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 - Certification  of Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          The company filed the following reports on Form 8-K during the thirteen weeks ended June 28, 2003:

          On April 4, 2003,  the  company  furnished  a report on Form 8-K under
          Item 9, Regulation FD Disclosure, attaching a press release announcing its new management team's first meeting with investors and analysts and anticipated earnings for the first quarter 2003.

          On April 29,  2003,  the company  furnished a report on Form 8-K under
          Item 5, Other Events and Required FD Disclosure, attaching a press release announcing its first quarter 2003 financial results.


                                    11 of 12

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  TASTY BAKING COMPANY
                                        ----------------------------------------
                                                        (Company)







       August 8, 2003                       /s/David S. Marberger
----------------------------------       ---------------------------------------
           (Date)                                  DAVID S. MARBERGER
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                (Principal Financial and
                                                   Accounting Officer)



                                    12 of 12