Form 10-Q
period 2003-09-27
TASTY BAKING CO
filed 2003-11-10
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 27, 2003
                                         ------------------

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

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X                      No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                            Yes X                      No  ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes                      No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.50                         8,097,110
--------------------------------------------------------------------------------
         (Title of Class)                      (No. of Shares Outstanding
                                                 as of October 28, 2003)



                                    1 of 13

                                          TASTY BAKING COMPANY AND SUBSIDIARIES


                                                          INDEX


                                                                                                                    Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
              September 27, 2003 and December 28, 2002................................................................3

              Consolidated Statements of Operations
              Thirteen and Thirty-nine weeks ended September 27, 2003 and
              September 28, 2002......................................................................................4

              Consolidated Statements of Cash Flows
              Thirty-nine weeks ended September 27, 2003 and September 28, 2002.......................................5

              Notes to Consolidated Financial Statements............................................................6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................................................9-10

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk .....................................................................................11

Item 4.       Controls and Procedures................................................................................11


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................................................................12

Signature     .......................................................................................................13




                                                         2 of 13

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                       TASTY BAKING COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)
                                                      (000's)

------------------------------------------------------------------------------------------------------------------
                                                                 September 27, 2003              December 28, 2002
------------------------------------------------------------------------------------------------------------------
 Current assets:
       Cash                                                                   $ 195                          $ 282
       Receivables, less allowance of $3,570
         and $3,606 respectively                                             21,636                         20,881
       Inventories                                                            5,530                          6,777
       Deferred income taxes                                                  5,138                          5,214
       Prepayments and other                                                  1,497                          2,941
                                                                      --------------------------------------------
             Total current assets                                            33,996                         36,095
                                                                      --------------------------------------------
 Property, plant and equipment:
       Land                                                                   1,098                          1,098
       Buildings and improvements                                            38,126                         37,832
       Machinery and equipment                                              154,136                        148,990
                                                                      --------------------------------------------
                                                                            193,360                        187,920
       Less accumulated depreciation                                        134,540                        129,529
                                                                      --------------------------------------------
                                                                             58,820                         58,391
                                                                      --------------------------------------------
 Long-term receivables from owner/operators                                  10,345                         10,095
 Deferred income taxes                                                        8,843                          8,230
 Spare parts inventory                                                        3,821                          3,699
 Other                                                                          205                             50
                                                                      --------------------------------------------
                                                                             23,214                         22,074
                                                                      --------------------------------------------
 Total assets                                                             $ 116,030                      $ 116,560
                                                                      ============================================
 Current liabilities:
       Current obligations under capital leases                               $ 571                          $ 176
       Notes payable, banks                                                   2,900                          4,500
       Accounts payable                                                       9,811                          6,074
       Accrued payroll and employee benefits                                  5,305                          5,159
       Reserve for restructures                                               1,269                          2,417
       Other                                                                    776                            981
                                                                      --------------------------------------------
          Total current liabilities                                          20,632                         19,307
 Long-term debt                                                               8,000                          9,000
 Long-term obligations under capital leases,
       less current portion                                                   4,715                          3,486
 Reserve for restructures-less current portion                                2,001                          3,568
 Accrued pensions and other liabilities                                      16,932                         15,923
 Postretirement benefits other than pensions                                 17,923                         17,751
                                                                      --------------------------------------------
 Total liabilities                                                           70,203                         69,035
                                                                      --------------------------------------------
 Shareholders' equity:
       Common stock                                                           4,558                          4,558
       Capital in excess of par value of stock                               29,390                         29,433
       Retained earnings                                                     24,846                         26,622
                                                                      --------------------------------------------
                                                                             58,794                         60,613
       Less:
       Treasury stock, at cost                                               12,556                         12,539
       Management Stock Purchase Plan
             receivables and deferrals                                          411                            549
                                                                      --------------------------------------------
                                                                             45,827                         47,525
                                                                      --------------------------------------------
 Total liabilities and shareholders' equity                               $ 116,030                      $ 116,560
                                                                      ============================================

                           See accompanying notes to consolidated financial statements.


                                                      3 of 13

                                               TASTY BAKING COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (unaudited)
                                                 (000's, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                 For the Thirteen Weeks Ended             For the Thirty-nine Weeks Ended
                                          September 27, 2003   September 28, 2002(a)  September 27, 2003  September 28, 2002(b)
------------------------------------------------------------------------------------------------------------------------------
Gross Sales                                   $ 60,837               $ 63,652              $ 188,153              $ 193,309
Less discounts and allowances                  (21,889)               (23,671)               (68,029)               (70,582)
                                            ---------------------------------------------------------------------------------
Net Sales                                       38,948                 39,981                120,124                122,727
                                            ---------------------------------------------------------------------------------
Costs and expenses:
      Cost of sales                             26,391                 28,234                 81,347                 81,311
      Depreciation                               1,772                  1,886                  5,249                  5,260
      Selling, general and administrative       13,107                 10,558                 34,906                 32,238
      Restructure charge (reversal)               (129)                     -                   (444)                 1,405
      Interest expense                             223                    225                    644                    781
      Other income, net                           (228)                  (259)                  (721)                  (834)
                                            ---------------------------------------------------------------------------------
                                                41,136                 40,644                120,981                120,161
                                            ---------------------------------------------------------------------------------
Income (loss) before provision for
      income taxes                              (2,188)                  (663)                  (857)                 2,566

Provision (credit) for income taxes               (755)                  (232)                  (296)                   914
                                            ---------------------------------------------------------------------------------

Net income (loss)                             $ (1,433)                $ (431)                $ (561)               $ 1,652
                                            =================================================================================


Average common shares outstanding:
           Basic                                 8,098                  8,078                  8,098                  8,066
           Diluted                               8,114                  8,165                  8,106                  8,178

Per share of common stock:

      Net income (loss): Basic and Diluted      ($0.18)                ($0.05)                ($0.07)                 $0.20
                                            =================================================================================
      Cash dividend                              $0.05                  $0.12                  $0.15                  $0.36
                                            =================================================================================

(a)        An amount of $169 has been reclassified to reflect a correction of certain expenses recorded in cost of sales and selling, general and administrative expense.

(b)        An amount of $384 has been reclassified to reflect a correction of certain expenses recorded in cost of sales and selling, general and administrative expense.


                                    See accompanying notes to consolidated financial statements.



                                                              4 of 13

                                          TASTY BAKING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                         (000's)


--------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Thirty-nine Weeks Ended
                                                                             September 27, 2003      September 28, 2002(a)
--------------------------------------------------------------------------------------------------------------------------

 Cash flows from (used for) operating activities
       Net income                                                                        $ (561)                $ 1,652
       Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation                                                                  5,249                   5,260
            Restructure charge (reversal)                                                  (444)                  1,405
            Pension expense                                                               1,297                     794
            Deferred taxes                                                                 (406)                      -
            Restructure payments and other                                               (2,110)                 (1,633)
       Changes in assets and liabilities:
            Increase in receivables                                                        (754)                 (1,541)
            Decrease in inventories                                                       1,248                   1,234
            Decrease (increase) in prepayments and other                                  1,312                    (562)
            Increase in accrued payroll, accrued income taxes,
             accounts payable and other current liabilities                               3,680                   1,392
                                                                             --------------------------------------------

       Net cash from operating activities                                                 8,511                   8,001
                                                                             --------------------------------------------

 Cash flows from (used for) investing activities
       Purchase of property, plant and equipment                                         (4,159)                 (4,437)
       Proceeds from owner/operators' loan repayments                                     2,575                   3,091
       Loans to owner/operators                                                          (2,825)                 (2,532)
       Other                                                                               (153)                     80
                                                                             --------------------------------------------

       Net cash used for investing activities                                            (4,562)                 (3,798)
                                                                             --------------------------------------------

 Cash flows from (used for) financing activities
       Dividends paid                                                                    (1,215)                 (2,903)
       Payment of long-term debt                                                         (1,221)                 (1,173)
       Net decrease in short-term debt                                                   (1,600)                   (900)
       Net proceeds from sale of common stock                                                 -                     492
                                                                             --------------------------------------------

       Net cash used for financing activities                                            (4,036)                 (4,484)
                                                                             --------------------------------------------

       Net decrease in cash                                                                 (87)                   (281)

       Cash, beginning of year                                                              282                     367
                                                                             --------------------------------------------

       Cash, end of period                                                                $ 195                    $ 86
                                                                             =============================================


       Supplemental Cash Flow Information:
       Cash paid during the period for:
            Interest                                                                      $ 592                   $ 644
                                                                             =============================================
            Income taxes                                                                   $ 85                   $ 995
                                                                             =============================================
       Noncash investing and financing activities
            Capital lease                                                               $ 1,845                     $ -
                                                                             =============================================

 (a) Certain amounts have been reclassified for comparative purposes.

                              See accompanying notes to consolidated financial statements.


                                                         5 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           All amounts are in (000's)

1.     Significant Accounting Policies
       -------------------------------

       Interim Financial Information
       -----------------------------
       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 27, 2003 and December 28, 2002, the results of its operations for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002 and cash flows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2002 Annual Report to Shareholders. In addition, the results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

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

       Stock-Based Compensation
       ------------------------
       The company measures stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has calculated the pro-forma impact of the fair-value method in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The calculated difference between the reported and pro-forma net income amounts is approximately $.01 per diluted share for the third quarter of 2003 and less than $.01 per diluted share for the third quarter of 2002 (see Note 4).

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





                                    6 of 13

2.     Restructure Charges
       -------------------

       The company recognized pre-tax net restructure charge reversals in 2003 of $129 in the third quarter, $95 in the second quarter and $220 in the first quarter. These reversals resulted from favorable settlements of certain thrift store lease contracts. These settlements relate to the restructure charges taken during 2002 and 2001.

       During the fourth quarter of 2002, the company incurred a $4,936 pre-tax restructure charge related to the closing of twelve thrift stores which represented the remaining company operated thrift stores. This restructure charge also included specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and 4 were corporate executives.

       During the second quarter of 2002, the company closed six thrift stores and eliminated certain manufacturing and administrative positions. There were 67 employees terminated as a result of this restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a pre-tax restructure charge of $1,405.

       During the fourth quarter of 2001, the company closed its Dutch Mill plant in Wyckoff, New Jersey. In addition, the company closed two thrift stores. Costs related to these events were included in a pre-tax restructure charge of $1,728.

       RESTRUCTURE RESERVE ACTIVITY

                                          Balance                              Reclass           Reversal              Balance
                                         12/28/02         Payments             of PP&E          of Reserve             9/27/03
                                      ----------------------------------------------------------------------------------------
       Lease obligations              $     2,078      $       548                   -      $          444     $        1,086
       Severance                            3,403            1,298                   -                   -              2,105
       Fixed Assets                           326                -                 326                   -                  -
       Other                                  178               99                   -                   -                 79
                                      ----------------------------------------------------------------------------------------
       Total                          $     5,985      $     1,945       $         326      $          444     $        3,270
                                      ========================================================================================

       The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.

3.     Inventories
       -----------

       Inventories are classified as follows:

                                                              September 27, 2003          December 28, 2002
                                                             ----------------------------------------------
       Finished Goods                                        $             2,582            $         2,731
       Work in progress                                                      847                        862
       Raw materials and supplies                                          2,101                      3,184
                                                             ----------------------------------------------
                                                             $             5,530            $         6,777
                                                             ==============================================



                                         7 of 13

4.     Stock Option Plans
       ------------------

       On March 27, 2003, the Board of Directors adopted the Tasty Baking Company 2003 Long Term Incentive Plan (2003 Plan), which was approved by shareholders at the 2003 Annual Meeting. Under the terms of the 2003 Plan, 400,000 shares were authorized. On August 7, 2003, 312,056 of the authorized shares were granted as options to employees and directors of the company. In addition on August 7, 2003, 77,344 and 11,250 options were granted to employees under the 1997 Long Term Incentive Plan and the 1994 Long Term Incentive Plan, respectively. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration of the option term specified by the Compensation Committee of the Board (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the company terminates.


                                                                          Three Months Ended          Nine Months Ended
                                                                       9/27/03        9/28/02       9/27/03      9/28/02
       Net income (loss) as reported                              $    (1,433)      $     (431)   $     (561)     $  1,652

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value method, net of
       related tax effects                                                (73)             (15)         (118)          (44)
                                                                  ---------------------------------------------------------

       Pro forma net income                                       $    (1,506)      $     (446)    $    (679)      $ 1,608
                                                                  =========================================================

       Earnings per share:
       Basic and Diluted - as reported                                  $(.18)           $(.05)        $(.07)         $.20
                                                                  =========================================================
       Basic and Diluted - pro forma                                    $(.19)           $(.05)        $(.08)         $.20
                                                                  =========================================================


5.     Credit Facility
       ---------------

       At the conclusion of the third quarter on September 27, 2003, the company was not in compliance with the leverage covenant in its Credit Facility (Facility) with its bank group. This covenant was violated because of the loss experienced during the quarter which reduced the adjusted earnings that the covenant measures relative to the company's outstanding debt. The company has obtained a waiver of the non-compliance for the third quarter and the bank group has amended this covenant for the fourth quarter. There are no restrictions on the company's ability to borrow under the Facility, and the company anticipates being in compliance with the covenant over the next twelve months. In addition, the company is negotiating with the bank group to permanently amend the covenants and extend the maturity of the Facility. The company expects that the permanent amendment and extension will be completed prior to the end of its fiscal year on December 27, 2003.


                                    8 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                           All amounts are in (000's)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations
---------------------

The net loss for the third quarter of 2003 was $1,433 or $.18 per diluted share which included a $129 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts. Net loss for the third quarter of 2002 was $431 or $.05 per diluted share.

Net loss for the thirty-nine weeks ended September 27, 2003 was $561 or $.07 per diluted share which included a $444 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts. Net income for the thirty-nine weeks ended September 28, 2002 was $1,652 or $.20 per diluted share. Included in the net income for 2002 was a pre-tax restructure charge in the amount of $1,405.

Gross sales decreased by 4.4% in the third quarter of 2003 relative to the comparable quarter in 2002. Gross sales in the core routes in the third quarter of 2003 increased 3% driven by the increased number of routes due to the change to route distribution on the Eastern Shore of Maryland. Other factors contributing to the change in route sales during the third quarter of 2003 included price increases instituted on certain product lines and new product introductions, which were offset by the effect of decreases in promotional activity, the discontinuation of certain Classic Baked Goods varieties and an increase in the mix of products sold at lower wholesale selling prices. Gross sales outside the core routes decreased by 20.2% in the third quarter of 2003 versus 2002. Most of the decline in the sales outside the core routes was related to the company's decision to discontinue sales to certain west coast accounts that were deemed unprofitable. The company continues to examine margins on all lines of business and is focused on increasing profitability.

In the third quarter of 2003, net sales decreased by 2.6% compared to the same period last year. This decrease was less than the 4.4% decrease in gross sales due to a 7.5% reduction in discounts and allowances. This decrease in discounts and allowances is attributable to the favorable shift in sales to core routes.

Cost of sales for the third quarter of 2003 decreased by 6.5%. As a percentage of gross sales, cost of sales decreased one percentage point to 43.4% in the third quarter from 44.4% in the same quarter last year. This decrease is mostly the result of a full quarter of price increases on certain product lines in 2003. Gross margin after depreciation, as a percentage of net sales, was 27.7% and 24.7% for the third quarters of 2003 and 2002, respectively. This three percentage point improvement resulted from the combined effect of the price increases and reductions in discounts and allowances.

Selling, general and administrative expenses for the third quarter of 2003 increased by $2,549 or 24.1% compared to the third quarter of 2003. Approximately $2 million of the increase was due to marketing spending and expansion of the direct store delivery system into the Cleveland and Pittsburgh markets. The balance of the increase resulted from investment in personnel to fill key positions in the company and consulting and legal fees incurred to accomplish company initiatives. These expenses offset the savings from the fourth quarter 2002 closing of the company's thrift stores and the departure of certain executives.

The effective tax rate was 34.5% for the quarter ended September 27, 2003 and 35.0% for the quarter ended September 28, 2002, which compares to a federal statutory rate of 34%. Differences between the effective rates and the statutory rate arise from the effect of state income taxes.


                                    9 of 13

Financial Condition
-------------------

The company has consistently demonstrated the ability to generate sufficient cash flow from operations. Bank borrowings, under the company's Credit Facility(Facility) with its bank group, are used to supplement cash flow from operations during periods of cyclical shortages. At the conclusion of the third quarter on September 27, 2003, the company was not in compliance with the leverage covenant in the Facility. This covenant was violated because of the loss experienced during the quarter which reduced the adjusted earnings that the covenant measures relative to the company's outstanding debt. The company has obtained a waiver of the non-compliance for the third quarter and the bank group has amended this covenant for the fourth quarter. There are no restrictions on the company's ability to borrow under the Facility, and the company anticipates being in compliance with the covenant over the next twelve months. In addition, the company is negotiating with the bank group to permanently amend the covenants and extend the maturity of the Facility. The company expects that the permanent amendment and extension will be completed prior to the end of its fiscal year on December 27, 2003.

Net cash from operating activities for the thirty-nine weeks ended September 27, 2003 increased by $510 compared to the same period in 2002 despite a net loss in the current year compared to net income in prior year. Certain favorable changes resulted from improved accounts receivable turnover and a significant increase in the amount of accrued expenses. In addition, there was a reduction in cash payments for income tax.

Net cash used for investing activities for the thirty-nine weeks ended September 27, 2003 increased by $764 relative to the same period in 2002 principally due to a reduction in net proceeds from owner-operator loans as new loans exceeded repayments in 2003. This reduction was partially offset by lower capital expenditures.

Net cash used for financing activities for the thirty-nine weeks ended September 27, 2003 decreased by $448 relative to the comparable period in 2002, due to larger repayments of short-term and long-term debt in the current year being offset by a reduction of dividends paid in the current year. The company reduced its quarterly dividend to $.05 per share in the first quarter of 2003. The quarterly dividend had been $.12 per share since 1997.

For the remainder of 2003, the company anticipates that cash flow from operations, along with the continued availability of credit under the Credit Facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements
--------------------------

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements may include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, sales growth by route expansion and distribution through existing and other channels, the company's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the Company's products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of plant modernization and business strategies implemented by the Company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" in the company's annual report on Form 10-K for the year ended December 28, 2002 for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.







                                    10 of 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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














                                    11 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         Exhibit 4.1 - Rights Agreement dated July 30, 2003 between the company and American Stock Transfer and Trust Company, which is incorporated by reference to Exhibit 4.1 to the company's report on Form 8-K filed July 31, 2003

         Exhibit 31.1 -  Certification  of Chief Financial  Officer  pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 -  Certification  of Chief Executive  Officer  pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         The company filed the following reports on Form 8-K during the thirteen weeks ended September 27, 2003:

         On July 31, 2003, the company furnished a report on Form 8-K under Item 5, Other Events, attaching a press release announcing a regular dividend, adoption of a shareholder rights plan and a stock repurchase program, and under Item 9, Regulation FD Disclosure, a press release announcing its second quarter 2003 financial results.















                                    12 of 13

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             TASTY BAKING COMPANY
                                       -------------------------------------
                                                   (Company)








            November 10, 2003               /s/David S. Marberger
            -----------------          -------------------------------------
                 (Date)                       DAVID S. MARBERGER
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                           (Principal Financial and
                                               Accounting Officer)

















                                    13 of 13