Form 10-K
period 2003-12-31
TASTY BAKING CO
filed 2004-03-11
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 27, 2003 (52 weeks)

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to
          --------

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

                             Telephone: 215-221-8500

               (Company's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the company is an accelerated filer(as defined in
Rule 12b-2 of the Act). YES     X    NO
                              ----

The aggregate market value of voting stock held by non-affiliates as of December 27, 2003 is $72,108,491 (computed by reference to the number of shares of voting stock outstanding on December 27, 2003, and the closing price on the New York Stock Exchange on June 27, 2003).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 16, 2004.

           Class                                            Outstanding
           -----                                            -----------
      Common Stock,
      par value $.50                                      8,095,886 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Document
Reference
Portions of the Annual Report to Shareholders for the
  Fiscal Year Ended December 27, 2003                                  Part II
Portions of the company's definitive Proxy Statement,
  for the Annual Meeting of Shareholders to be held on
  May 7, 2004, which is expected to be filed with the
  Securities and Exchange Commission not later
  than 120 Days after the end of the company's last fiscal year        Part III

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.     Business
--------------------

         The company was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The company's Tastykake Division (Tastykake) manufactures and sells a variety of premium single portion cakes, pies, cookies, pretzels, brownies, pastries, donuts, miniature donuts, and snack bars under the well established trademark, TASTYKAKE(R). These products comprise approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, cookies and donuts principally sell at retail prices for individual packages ranging from 40(cent) to 99(cent) per package and family convenience packages ranging from $2.59 to $2.99. The individual pies include various fruit and creme filled varieties and, at various times of the year, additional seasonal varieties. The retail price for the pies increased in 2003 to $0.79. The pastries and brownies are marketed principally in snack packages and sell at a retail price of 99(cent) per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). During 2003, the company discontinued all but the large donuts line sold under the trademark CLASSIC BAKED GOODS(TM).

         During the fourth quarter of 2001 the company closed the plant of its wholly-owned subsidiary, Dutch Mill Baking Company, Inc. (Dutch Mill), based in Wyckoff, New Jersey. Dutch Mill was then merged into the company's subsidiary, Tasty Baking Oxford, Inc. The trademark DUTCH MILL(R) will remain an asset of the company.

         Tasty Baking Oxford, Inc., located in Oxford, Chester County, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE(R). The company does not currently manufacture under the trademarks of SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R). The SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands were instituted to allow the company to enter the private label markets without compromising the integrity of its TASTYKAKE(R) brand. All of the products manufactured at the Oxford facility are sold to the company for resale.

         Tastykake products are sold principally by independent sales distributors through distribution routes to approximately 15,000 retail outlets in Delaware, Maryland, New Jersey, New York, Pennsylvania and Virginia, which make up the company's principal market. During 2003, the core route regions were expanded to include the eastern shore of Maryland, Pittsburgh, PA and Cleveland, OH. This method of distribution for direct store deliveries has been used since 1986. The company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities located in many areas of the country. The company has formed alliances with distributors which can warehouse and distribute the Tastykake product line most effectively. During 2003, the company refocused its efforts in its core sales distributor business, while at the same time, carefully evaluating existing and new business possibilities outside the core market. As a result, the decision was made in 2003 to pull out of the West Coast markets and add 36 new routes to the core region. Products are sold throughout the continental United States and Puerto Rico. The company also distributes its products through the TASTYSHOP program, whereby consumers can call a toll-free number or visit the company's website to order the delivery of a variety of Tastykake gift packs.

         During 2002, the company closed its remaining 18 thrift stores which did not meet the profitability objectives set by the company. The company closed 6 stores during the second quarter and closed the remaining 12 stores as of year end. The company has recorded restructuring charges related to the closures. The company's thrift store program was first implemented at the end of 2000. The purpose of the thrift stores was to recover the cost of stale, damaged and other products not generally salable through normal distribution channels, to recoup part of the cost of developing and introducing new products into the marketplace, and to raise consumer awareness and acceptance of the company's products. The company is in the process of soliciting other outlets for its stale and damaged products.

         The company's top 20 customers represent 57.9% of its 2003 net sales. The top customer, Wal-Mart, represents 15.2% of the company's net sales for 2003. This relationship has been reasonably consistent over the prior two years. If any of the customers in this group changed their buying patterns with the company, its current sales levels could be adversely affected.

-------------------------------

         The company maintains a diverse advertising program which utilizes outdoor poster campaigns, newspapers, customer coupons, radio advertising, and promotions with various sports teams. During 2003, the company engaged in an elevated level of radio advertising and events and increased promotions with various sports teams. In 2004 the company intends to engage in television advertising campaigns. The advertising strategy is at a higher level than had been experienced in the past. While the company sponsors research and development activities, the cost is not material.

         The company is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and large advertising and promotion budgets. The company is one of the largest producers in the country specializing in premium single portion snack cakes and pies. The company is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition. The company has a significant market share throughout its principal marketing area.

         Outside of its principal marketing area, awareness of the company's trademarks and reputation for quality is not as strong. In these markets, the company competes for the limited shelf space available from retailers using price, product quality and consumer acceptance. The company has been able to increase its sales nationally through the distribution of its products using mass merchandisers, third party distributors, convenience stores and other methods of distribution.

         Outside of the principal market area, its market share is generally less significant. Its principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation (Interstate) which owns three major brands - Hostess, Dolly Madison and Drakes. Local independent bakers also compete in a number of regional markets. Interstate is a large publicly held corporation which has achieved national recognition of its Hostess brand name through national advertising, and it competes on price, product quality and brand name recognition. Interstate also promotes its Drakes product line in areas where the company is attempting to expand its market share. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie as a low price snack cake. Little Debbie holds the largest share of the snack cake market in the United States. Many large food companies have begun to advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties which now compete against the company for a portion of the overall snack market. George Weston Foods, a large privately held company, competes in the multi-serve and single-serve baked goods market under the brand name of Entenmann's.

         The company is dependent upon sugar, eggs, oils, flour and cocoa to manufacture its products. The price of sugar was stable during 2003, and the USDA statistics project a reduction in demand for sugar in 2004, which may result in lower sugar prices. Egg prices increased dramatically in 2003 for the following reasons: hen disease, the laying hen population has decreased by four million, increased egg consumption due to the high protein-low carb diets, and new animal welfare guidelines cutting the number of layers per cage from six to five. This cut will also affect 2004 supplies. Flour was adversely affected by drought conditions in the Midwest during 2003, which could expose the company to price increases during 2004. In addition, the political unrest has stabilized in the Ivory Coast of West Africa which is a key supplier of cocoa to the world market. This stability should result in cocoa becoming more available and lower commodity prices for 2004. Soybeans were affected by a poor growing season in 2003 in the United States, Asia and Europe, resulting in higher prices for soybean oil. Availability of soybeans for 2004 is at an all time low.

         The company's policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks of sales, while the ratio of current assets to current liabilities is maintained at a level between 1.3 and 2.5 to 1.

         The   company   employs   approximately   1,100   persons,    including
approximately 120 part-time employees.

         Since February 11, 2003, the company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Exchange Act have been made available free of charge through its website the same day as they are made available on the SEC website. These reports are available by going to the company's website at www.tastykake.com, under the "Investor Relations-SEC Filings-SEC website" captions.

-------------------------------

         The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will be available on the company's website at www.tastykake.com, under the "Investor Relations-Corporate Governance" captions, on or before the date of the Annual Meeting or are available upon written request directed to the Secretary of the Company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

         The company will also post to its website any amendments to the Business Code of Conduct, or a waiver from the provisions of the Business Code of Conduct relating to the company's principal executive officers or directors. Waivers will be located under the "Investor Relations-Corporate Governance-Business Code of Conduct-Waivers" caption.


Item 2.     Properties
----------------------


            The locations and primary use of the materially important physical properties of the company and its subsidiaries are as follows:

               Location                     Primary Facility Use
       ------------------------            ----------------------

       2801 Hunting Park Avenue            Corporate Office,
       Philadelphia, PA (1)                Production of cakes,
                                           pies, cookies and donuts

       Fox and Roberts Streets             Sales and Finance Offices,
       Philadelphia, PA (2)                Data Processing Operations,
                                           Office Services and Warehouse

       700 Lincoln Street                  Tasty Baking Oxford Offices,
       Oxford, PA (3)                      Production of honey buns, mini
                                           donuts and donut holes

         (1) This property is recorded as a capital lease. See Note 6 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders -
Exhibit 13, incorporated herein by reference.

         (2) This property is owned by Tasty Baking Company upon satisfaction of its obligation to the Philadelphia Industrial Development Corporation and a mortgage lender in January 2003. It had been recorded previously as a capital lease.

         (3) This property was purchased and is owned by Tasty Baking Oxford, Inc. It is secured by a first party mortgage as collateral under the company's credit facility as described in Note 5 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders - Exhibit 13, incorporated herein by reference.

         In addition to the above, the company leases various other properties used principally as local pick up and distribution points. All of these properties are sufficient for the business of the company as now conducted.


Item 3.     Legal Proceedings
-----------------------------


         The company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the company. However, if one or more of such matters were determined adversely to the company, the ultimate liability arising therefrom should not be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

         In November, 1998, nine (9) independent route sales distributors (Plaintiffs), on behalf of all present and former route sales distributors, commenced suit against the company seeking recovery from the company of amounts
(i) which the sales distributors paid in the past to the Internal Revenue Service on account of employment taxes, and (ii) collected by the company since January 1, 1998 as an administrative fee from all unincorporated sales distributors. The company removed the complaint to the United States District Court for the Eastern District of Pennsylvania and was successful in having the complaint dismissed with prejudice as to all federal causes of action.

-----------------------------------------

         Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice the Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors (representing approximately 40% of the company's current routes), consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom should not be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.


Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART II

                              CROSS REFERENCE INDEX


FORM 10-K
ITEM NUMBER AND CAPTION                                                                                 INCORPORATED MATERIAL
-----------------------                                                                                 --------------------
                                                                                                           Caption in Annual
                                                                                             Report to  Shareholders for the
                                                                                         Fiscal Year Ended December 27, 2003
Item 5    Market  for the  Company's  Common  Equity and  Related  Shareholder
          Matters                                                                                          Quarterly Summary
                                                                                                                 (Unaudited)

Item 6    Selected Financial Data                                                          Five Year Selected Financial Data

Item 7    Management's  Discussion  and Analysis of Financial  Condition  and
          Results of Operations                                                                          Management's Review

          Certain  matters  discussed in this Report,  including those under the headings "Business," "Legal Proceedings" and "Management's  Discussion
          and Analysis," contain "forward-looking statements" within the meaning of the  Private  Securities  Litigation  Reform  Act of 1995,  and are
          subject to the safe harbor created by that Act. These  forward-looking statements  include  comments  about  legal  proceedings,  competition within the baking industry,  availability and pricing of raw materials and  capital,  sales growth by  distribution  through  national  sales programs,  private label, food service,  institutional sales and other channels of distribution, changes in the company's business strategies and other statements  contained herein that are not historical  facts.
          Because   such   forward-looking    statements   involve   risks   and
          uncertainties,  there are  important  factors  that could cause actual results to differ  materially  from those expressed or implied by such forward-looking  statements  which include changes in general economic or  business  conditions  nationally  and  in  the  company's  primary markets,  the  availability  of capital upon terms  acceptable  to the company,  the availability  and prices of raw materials,  the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the  packaged  food  industry,  changes in  consumer  tastes or eating habits, the success of business  strategies  implemented by the company to meet  future  challenges,  and the  ability to develop  and market  in a timely  and  efficient  manner  new  products  which  are accepted by consumers.


Item 7A   Quantitative and Qualitative Disclosure about
          Market Risk                                                                        Notes to Consolidated
                                                                                              Financial Statements

          The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company.
          The company also has notes receivable from sales distributors whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable.
          The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable. Information on the debt and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 5 and 4, respectively, in the 2003 Annual Report to Shareholders.





FORM 10-K
ITEM NUMBER AND CAPTION
-----------------------
                                                                               INCORPORATED MATERIAL
                                                                               ---------------------
                                                                            Caption in Annual Report to
                                                                            Shareholders for the Fiscal
                                                                            Year Ended December 27, 2003

Item 8    Consolidated Financial Statements and
          Supplementary Data:

                      Quarterly Summary                                              Quarterly Summary
                                                                                           (Unaudited)

                      Consolidated Statements of                                Consolidated Financial
                      Operations and Retained Earnings                                      Statements


                      Consolidated Statements of Cash Flows                     Consolidated Financial
                                                                                            Statements

                      Consolidated Balance Sheets                               Consolidated Financial

                                                                                            Statements

                      Consolidated Statements of Changes                        Consolidated Financial
                      in Capital Accounts                                                   Statements

                      Notes to Consolidated Financial                            Notes to Consolidated
                      Statements                                                  Financial Statements


                      Report of Independent Auditors                    Report of Independent Auditors

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                      This item is not applicable.



Item 9A   Controls and Procedures
---------------------------------

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in the report. The company established a disclosure committee, which consists of certain members of management. The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance for gathering, analyzing and disclosing material information the company is required to disclose in the reports it files with the SEC pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. In addition, the company reviewed its internal control over financial reporting and there have been no changes during the company's fourth fiscal quarter covered by this report in the company's internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.



                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    PART III

                              CROSS REFERENCE INDEX

FORM 10-K
ITEM NUMBER AND CAPTION                                                INCORPORATED MATERIAL
-----------------------                                                ---------------------

                                                                       Caption in definitive
                                                                       Proxy  Statement  for the  Annual  Meeting of
                                                                       Shareholders to be held on May 7, 2004


Item 10     Directors and Executive Officers                           Directors and Executive
            of the Company                                             Officers; Corporate
                                                                       Governance - Code of Business Conduct,
                                                                       Section 16(a) Beneficial Ownership Reporting
                                                                       Compliance; Committees of the Board of
                                                                       Directors, second paragaph


Item 11     Executive Compensation                                     Compensation of
                                                                       Executive Officers; Perfomance Graph

Item 12     Security Ownership of Certain Beneficial                   Principal Holders of
            Owners and Management and Related Stockholder              Voting Securities;
            Matters                                                    Beneficial Ownership of
                                                                       Directors, Nominees and
                                                                       Executive Officers


         The following table sets forth information about the company's equity compensation plans as of December 27, 2003, including the Management Stock Purchase Plan, 1991 Long Term Incentive Plan, 1993 Replacement Option Plan (P&J Spin-Off), 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan, 2003 Long Term Incentive Plan and Restricted Stock Incentive Plan.




                                                                                (b)                                 (c)
                                                (a)
                                            Number of                      Weighted-Average
                                     Securities to be Issued               Exercise Price of
                                               upon                       Outstanding Options,                   Number of
                                           Exercise of                    Warrants, and Rights                  Securities
                                           Outstanding                    of Compensation Plans            Remaining Available
                                      Options, Warrants and              (excluding securities                 for Future
Plan Category                                 Rights                       reflected in (a))               Issuance Under Equity
-------------                                 ------                       -----------------               ---------------------
Equity compensation
plans approved by
security holders                              847,171                           $ 11.33                         155,002

Equity compensation
plans not approved by
security holders (1)                           71,500                           $ 11.54                              -
                                              -------                                                           -------

Total                                         918,671                                                           155,002
                                              =======                                                           =======




         (1) There was one award of 4,000 shares of the company's common stock on October 7, 2002, to Mr. Pizzi as an inducement to his commencing employment with the company. The balance of 67,500 shares represents options granted to directors on December 20, 1996 and March 26, 1999,to purchase the company's common stock granted to nonemployee directors.



Item 13     Certain Relationships and Related Transactions                              Compensation of Executive
                                                                                        Officers - Compensation
          During  fiscal  2003,  the company  paid Mr. Fred  C.Aldridge,  Jr., a        Committee Interlocks and
          director of the company,  $18,750 in consideration  for legal services        Insider Participation
          rendered  to the  company.  Mr.  Aldridge  resigned  as counsel to the company on February 8, 2003 and no longer  provides  legal services to the company.

FORM 10-K
ITEM NUMBER AND CAPTION
-----------------------                                                                 INCORPORATED MATERIAL
                                                                                        ---------------------
Item 14                 Principal Accountant Fees and Services                          Fees Paid to
                                                                                        Independent Auditors;
                                                                                        Pre-Approval Policy for
                                                                                        Services by Independent Auditors






                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                  For the Fiscal Years Ended December 27, 2003,
                     December 28, 2002 and December 29, 2001

                                     ------

                                                                                        Pages
(a)-1.            List of Financial Statements                                          ------

                        Quarterly Summary                                               Incorporated herein
                        Consolidated Statements of Operations and Retained              by reference to
                         Earnings                                                       captions in the
                        Consolidated Statements of Cash Flows                           Annual Report to
                        Consolidated Balance Sheets                                     Shareholders for the
                        Consolidated Statements of Changes in Capital                   fiscal year ended
                         Accounts                                                       December 27, 2003
                        Notes to Consolidated Financial Statements, including
                         Summary of Significant Accounting Policies
                        Report of Independent Auditors

(a)-2. Schedule* for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001:

                  Report of Independent Accountants                                     13 of 16

 II.              Schedule of Valuation and Qualifying Accounts                         14 of 16

(a)-3.            Exhibits Index - The following Exhibit Numbers refer to
                  Regulation S-K, Item 601**

                        (3)   (a)       Articles of  Incorporation of Company as
                                        amended  are   incorporated   herein  by
                                        reference to Exhibit 3 to Form 10-K report of company for fiscal 1998.

                              (b) By-laws of Company as amended on May 2, 2003 is incorporated herein by reference to Exhibit 10 to Form 10-Q report of Company for the twenty-six weeks ended June 28, 2003.

                       (10)  (a)        2003  Long  Term  Incentive   Plan,
                                        effective  as  of  March  27,  2003,  is
                                        incorporated   herein  by  reference  to
                                        Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March
                                        31, 2003.

                              (b) Tasty Baking Company Restricted Stock Incentive Plan, effective as of December 21, 2000, is incorporated herein by reference to Exhibit 10 to Form 10-Q report of Company for the twenty-six weeks ended June 30, 2001.

                              (c) 1991 Long Term Incentive Plan, effective as of January 1, 1991, is incorporated herein by reference to Exhibit 10 to Form 10-K report of Company for fiscal 1990.

                              (d) 1985 Stock Option Plan, effective December 20, 1985, is incorporated herein by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders on April 18, 1986, filed on or about March 21, 1986.

                              (e) Supplemental Executive Retirement Plan, dated February 18, 1983 and amended May 15, 1987 and April 22, 1988, is
                                        incorporated   herein  by  reference  to
                                        Exhibit  10(d) to Form  10-K  report  of
                                        Company for fiscal 1991.



* All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

** All other exhibits are omitted because they are inapplicable.



                      TASTY BAKING COMPANY AND SUBSIDIARIES

                               ITEM 15, CONTINUED
                                                                                         Pages
                                                                                         -----


                              (f) Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987 and April 19, 1991.

                              (g) Trust Agreement dated as of November 17, 1989 between the Company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to
                                        Exhibit  10(f) to Form  10-K  report  of
                                        Company for 1994.

                              (h) Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of Company for 1992.

                              (i) 1993 Replacement Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994 for the Annual Meeting of Shareholders on April 22, 1994.

                              (j) 1994 Long Term Incentive Plan is incorporated herein by reference to
                                        Exhibit 10(j) to Form 10-K report of company for 1994.

                              (k) Trust Agreement dated January 19, 1990 between the Company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to
                                        Exhibit 10(k) to Form 10-K report of company for 1995.

                              (l) 1997 Long Term Incentive Plan is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

                              (m) Employment Agreement dated as of August 14, 2002 between the company and Charles
                                        P.  Pizzi  is  incorporated   herein  by
                                        reference to Exhibit 10(m) to Form 10-K report of company for 2002.

                              (n) Supplemental Retirement Plan Agreement dated as of October 7, 2002 between the company and Charles P. Pizzi is incorporated herein by reference to
                                        Exhibit 10(n) to Form 10-K report of company for 2002.

                              (o) Personal Leave Agreement dated as of December 28, 2002 between the company and Carl S. Watts is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of company for 2002.

                              (p) Severance Agreement dated March 13, 2003 between the company and Gary G. Kyle is incorporated herein by reference to
                                        Exhibit 10(p) to Form 10-K report of company for 2002.

                              (q) Personal Leave Agreement dated as of December 27, 2003 between the company and John M. Pettine.

                              (r) Tasty Baking Company 2000 Restricted Stock Incentive Plan is incorporated by reference to Appendix B of the Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001, filed on or about March 30, 2001.

Each of exhibits 10(a) - 10(r) constitutes a management contract or compensatory plan or arrangement.

         (13) Portions of the Annual Report to Shareholders for the fiscal year ended December 27, 2003

         (21)      Subsidiaries of the Company

                      TASTY BAKING COMPANY AND SUBSIDIARIES

          (23)(a)   Consent of Independent Accountants

          (31)(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (31)(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)       Reports on Form 8-K

          The company filed the following reports on Form 8-K during the thirteen weeks ended December 27, 2003:

          On October 6, 2003,  the company  furnished a report on Form 8-K under
          Item 9, Regulation FD Disclosure, attaching a press release announcing its accelerated investment in route expansion and brand marketing and an anticipated net loss for the third quarter ended September 27, 2003.

          On October 28, 2003, the company  furnished a report on Form 8-K under
          Item 12, Results of Operation and Financial Condition, attaching a press release announcing its financial results for the third quarter ended September 27, 2003.

          On December 8, 2003, the company  furnished a report on Form 8-K under
          Item 5, Other Events and Regulation FD Disclosure, attaching a press release announcing the election of David J. West to its Board of Directors at its meeting on December 5, 2003.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and
the Board of Directors
Tasty Baking Company



Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, of the 2003 Annual Report to Shareholders of Tasty Baking Company and subsidiaries, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2004



                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
             for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

        Column A                                                      Column B         Column C        Column D     Column E
        --------                                                      --------         --------        --------     --------
                                                                                     Additions
                                                                    Balance at       Charged to                     Balance
                                                                    Beginning        Costs and                      at end
                                                                    of Period        Expenses         Deductions    of Period
                                                                    ----------       ---------        ----------    ---------
      Description
      -----------
Deducted from applicable assets:

      Allowance for doubtful accounts:

         For the fiscal year ended December 27, 2003                   $3,606         $1,059         $1,017         $3,648
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 28, 2002                   $3,752         $  958         $1,104         $3,606
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 29, 2001                   $3,329         $  773         $  350         $3,752
                                                                       ======         ======         ======         ======





Inventory valuation reserves:

         For the fiscal year ended December 27, 2003                   $  682         $  300         $  750         $  232
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 28, 2002                   $  335         $  702         $  355         $  682
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 29, 2001                   $  302         $   81         $   48         $  335
                                                                       ======         ======         ======         ======



Spare parts inventory reserve for obsolescence:

         For the fiscal year ended December 27, 2003                   $  365         $  396         $  705         $   56
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 28, 2002                   $  481         $   48         $  164         $  365
                                                                       ======         ======         ======         ======
         For the fiscal year ended December 29, 2001                   $  445         $  122         $   86         $  481
                                                                       ======         ======         ======         ======



SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             TASTY BAKING COMPANY




                                   /s/ Charles P. Pizzi
                                   -----------------------------
                                   Charles P. Pizzi,
                                   President and
                                   Chief Executive Officer





                                   /s/ David S. Marberger
                                   -----------------------------
                                   David S. Marberger,
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Chief Accounting Officer
                                   [Principal Financial and
                                   Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.



              Signature                                          Capacity                            Date
------------------------------------------           ---------------------------          --------------------------




/s/ James E. Ksansnak                                Chairman of the Board                     March 10, 2004
------------------------------------------           and Director of Tasty
      James E. Ksansnak                              Baking Company




/s/ Charles P. Pizzi                                 President, Chief                          March 10, 2004
------------------------------------------           Executive Officer and
      Charles P. Pizzi                               Director of Tasty
                                                     Baking Company



/s/ Fred C. Aldridge, Jr.                            Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      Fred C. Aldridge, Jr.




/s/ Philip J. Baur, Jr.                              Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      Philip J. Baur, Jr.




/s/ G. Fred DiBona, Jr.                              Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      G. Fred DiBona, Jr.




/s/ Ronald J. Kozich                                 Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      Ronald J. Kozich





/s/ Judith M. von Seldeneck                          Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      Judith M. von Seldeneck




/s/   David J. West                                  Director of Tasty                         March 10, 2004
------------------------------------------           Baking Company
      David J. West




/s/ David S. Marberger                               Senior Vice President                     March 10, 2004
------------------------------------------           Chief Financial Officer
      David S. Marberger                             Chief Accounting Officer
                                                    [Principal Financial and
                                                     Accounting Officer]


