Form 10-Q
period 2004-03-27
TASTY BAKING CO
filed 2004-05-06
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirteen weeks ended March 27, 2004
                                      --------------

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

                            Yes X                        No
                               ---                         --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes X                        No
                               ---                         --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.50                             8,091,671
--------------------------------------------------------------------------------
       (Title of Class)                          (No. of Shares Outstanding
                                                    as of April 29, 2004)



                                     1 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                          Page


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 27, 2004 and December 27, 2003.............................3

           Consolidated Statements of Operations
           Thirteen weeks ended March 27, 2004 and March 29, 2003...........4

           Consolidated Statements of Cash Flows
           Thirteen weeks ended March 27, 2004 and March 29, 2003...........5

           Notes to Consolidated Financial Statements....................6-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................11-14

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk ..............................................15

Item 4.    Controls and Procedures.........................................15


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................16

Signature .................................................................17




                                    2 of 17

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)
                                                    (000's)

------------------------------------------------------------------------------------
                                                        March 27,       December 27,
                                                          2004             2003
------------------------------------------------------------------------------------
 Assets
 Current assets:
      Cash                                              $     29         $     33
      Receivables, less allowance of $4,333
        and $3,648, respectively                          20,504           19,503
      Inventories                                          5,852            5,730
      Deferred income taxes                                3,902            3,902
      Prepayments and other                                3,630            3,271
                                                        -------------------------
         Total current assets                             33,917           32,439
                                                        -------------------------
 Property, plant and equipment:
      Land                                                 1,098            1,098
      Buildings and improvements                          40,288           40,288
      Machinery and equipment                            160,417          158,286
                                                        -------------------------
                                                         201,803          199,672
      Less accumulated depreciation                      137,886          136,156
                                                        -------------------------
                                                          63,917           63,516
                                                        -------------------------
 Other assets:
 Long-term receivables from sales distributors            11,084           11,253
 Deferred income taxes                                     9,268            9,267
 Other                                                       768              768
                                                        -------------------------
                                                          21,120           21,288
                                                        -------------------------
 Total assets                                           $118,954         $117,243
                                                        =========================
 Liabilities
 Current liabilities:
      Current obligations under capital leases          $    639         $    634
      Notes payable, banks                                 4,700            4,900
      Accounts payable                                     8,718            9,261
      Accrued payroll and employee benefits                6,730            6,013
      Reserve for restructures                               976            1,331
      Other                                                2,014            2,280
                                                        -------------------------
         Total current liabilities                        23,777           24,419
 Long-term debt                                           10,000            8,000
 Long-term obligations under capital leases,
      less current portion                                 4,545            4,705
 Reserve for restructures, less current portion              871            1,044
 Accrued pensions and other liabilities                   20,458           19,938
 Postretirement benefits other than pensions              16,789           16,718
                                                        -------------------------
 Total liabilities                                        76,440           74,824
                                                        -------------------------

 Shareholders' equity
      Common stock                                         4,558            4,558
      Capital in excess of par value of stock             29,390           29,393
      Retained earnings                                   22,719           22,641
                                                        -------------------------
                                                          56,667           56,592
      Less:
      Accumulated other comprehensive loss                 1,236            1,236
      Treasury stock, at cost                             12,560           12,545
      Management Stock Purchase Plan
           receivables and deferrals                         357              392
                                                        -------------------------
                                                          42,514           42,419
                                                        -------------------------
 Total liabilities and shareholders' equity             $118,954         $117,243
                                                        =========================





See Notes to Consolidated Financial Statements.


                                                    3 of 17

                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)
                                       (000's, except per share amounts)

--------------------------------------------------------------------------------
                                                  For the Thirteen Weeks Ended
                                                March 27, 2004    March 29, 2003
--------------------------------------------------------------------------------

Gross Sales                                        $ 68,360          $ 64,372
Less discounts and allowances                       (27,882)          (23,388)
                                                   --------------------------
Net Sales                                            40,478            40,984
                                                   --------------------------
Costs and expenses:
       Cost of sales                                 26,230            27,984
       Depreciation                                   1,730             1,739
       Selling, general and administrative           11,672            10,790
       Restructure charge net of reversals             --                (220)
       Interest expense                                 303               201
       Other income, net                               (226)             (252)
                                                   --------------------------
                                                     39,709            40,242
                                                   --------------------------
Income before provision for
       income taxes                                     769               742

Provision for income taxes                              286               260
                                                   --------------------------

Net income                                         $    483          $    482
                                                   ==========================


Average common shares outstanding:
            Basic                                     8,096             8,099
            Diluted                                   8,113             8,099


       Net income:
            Basic and Diluted                      $   0.06          $   0.06
                                                   ==========================
       Cash dividend                               $   0.05          $   0.05
                                                   ==========================










See Notes to Consolidated Financial Statements.

                                                    4 of 17

                                     TASTY BAKING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                    (000's)

-----------------------------------------------------------------------------------------------------
                                                                       For the Thirteen Weeks Ended
                                                                     March 27, 2004    March 29, 2003
-----------------------------------------------------------------------------------------------------

Cash flows from (used for) operating activities
     Net income                                                          $   483          $   482
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation                                                     1,730            1,739
          Restructure charge net of reversals                               --               (220)
          Restructure payments                                              (528)            (681)
          Pension expense                                                    527              520
          Other                                                               89             (343)
     Changes in assets and liabilities:
          Increase in receivables                                         (1,002)          (2,718)
          Decrease (increase) in inventories                                (122)             495
          Decrease (increase) in prepayments and other                      (359)             517
          Increase (decrease) in accounts payable, accrued
            payroll and accrued liabilities                                  (91)           2,217
                                                                      -------------------------------
     Net cash from operating activities                                      727            2,008
                                                                      -------------------------------

Cash flows from (used for) investing activities
     Purchase of property, plant and equipment                            (2,148)            (593)
     Proceeds from independent sales distributor loan repayments             741              858
     Loans to independent sales distributors                                (573)            (733)
     Other                                                                     9               (3)
                                                                      -------------------------------

     Net cash used for investing activities                               (1,971)            (471)
                                                                      -------------------------------

Cash flows from (used for) financing activities
     Dividends paid                                                         (405)            (405)
     Payment of long-term debt                                              (155)             (58)
     Net increase (decrease) in short-term debt                             (200)          (1,300)
     Additional long-term debt                                             2,000             --
                                                                      -------------------------------

     Net cash from (used for) financing activities                         1,240           (1,763)
                                                                      -------------------------------

     Net decrease in cash                                                     (4)            (226)

     Cash, beginning of year                                                  33              282
                                                                      -------------------------------

     Cash, end of period                                                 $    29          $    56
                                                                      ===============================


     Supplemental Cash Flow Information:
     Cash paid during the period for:
          Interest                                                       $   325          $   157
                                                                      ===============================
          Income taxes                                                   $     7          $    41
                                                                      ===============================










 See Notes to Consolidated Financial Statements.

                                                            5 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000's, except share and per share amounts)


1.     Significant Accounting Policies
       -------------------------------

       Interim Financial Information

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the company as of March 27, 2004, and December 27, 2003, the results of its operations for the thirteen weeks ended March 27, 2004, and March 29, 2003, and cash flows for the thirteen weeks ended March 27, 2004, and March 29, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2003 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 27, 2004, are not necessarily indicative of the results to be expected for the full year.

       Property and Depreciation

       During the quarter, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease of depreciation expense by $402 for the first quarter. Also, depreciation expense increased in the first quarter by $381 due to a change in estimated useful lives of certain machinery, leasehold improvements and the current Enterprise Resource Planning (ERP) system which is expected to be replaced within the next year. The company is currently evaluating the scope, timeline and specific implementation date for the new ERP system and will provide additional information regarding the project in the future.

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


                                    6 of 17

       Stock-Based Compensation

       In December of 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (FAS 148)". The provisions of this statement are effective for fiscal years beginning after December 15, 2003. The company measures stock-based compensation and reports the calculated differences between the reported and pro forma impact of the fair-value method on the interim and annual financial reports as required.

                                                        Thirteen Weeks Ended
                                                       3/27/04         3/29/03
                                                      ------------------------
       Net income as reported                         $     483       $    482

       Deduct: Total stock-based employee
       compensation expense determined under fair
       value method, net of related tax effects             (61)           (21)
                                                      ------------------------
       Pro forma net income                           $     422       $    461
                                                      ========================

       Earnings per share:
       Basic and Diluted - as reported                $    0.06       $   0.06
                                                      ========================
       Basic and Diluted - pro forma                  $    0.05       $   0.06
                                                      ========================

       Pension Plan

       The company's funding policy for its pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company's actuarial consultants advise to be appropriate. The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants in accordance with Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions." These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company's election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expenses or income that fall outside the corridor are recognized only in the fourth quarter of each year.

       Prior Period Reclassifications

       Amounts have been reclassified in the company's statements of operations and statements of cash flows for the thirteen weeks ended March 29, 2003, for comparative purposes.


2.     Restructure Charges
       -------------------

       During the fourth quarter of 2003, the company incurred a $429 pre-tax restructure charge related to specific arrangements made with senior executives who departed the company.

       During the fourth quarter of 2002, the company incurred a $4,936 pre-tax restructure charge related to the closing of twelve thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and 4 were corporate executives.


                                    7 of 17

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

       During the fourth quarter of 2001, the company closed its Dutch Mill Baking Company production facility. In addition, the company closed two thrift stores. Costs related to these events were included in a pre-tax restructure charge of $1,728.

       Restructure Reserve Activity

                                  Lease
                               obligations     Severance     Fixed Assets      Other        Total
                               -----------     ---------     ------------      -----        -----
     Balance Dec. 28, 2002       $ 2,078       $ 3,403       $   326       $   178       $ 5,985
Q1 2003 Reclass of PP&E             --            --            (326)         --            (326)
Q1 2003 Reversal of Reserve         (220)         --            --            --            (220)
Q1 2003 Payments                    (165)         (475)         --             (41)         (681)
                                 -------       -------       -------       -------       -------
     Balance March 29, 2003        1,693         2,928          --             137         4,758
Q2 2003 Reversal of Reserve          (95)         --            --            --             (95)
Q2 2003 Payments                    (229)         (460)         --             (40)         (729)
                                 -------       -------       -------       -------       -------
     Balance June 28, 2003         1,369         2,468          --              97         3,934
Q3 2003 Reversal of Reserve         (129)         --            --            --            (129)
Q3 2003 Payments                    (154)         (363)         --             (18)         (535)
                                 -------       -------       -------       -------       -------
     Balance Sept. 27, 2003        1,086         2,105          --              79         3,270
Q4 2003 Restructure Charges         --             429          --            --             429
Q4 2003 Reclass of SERP             --            (683)         --            --            (683)
Q4 2003 Reversal of Reserve          (56)         --            --            --             (56)
Q4 2003 Payments                    (217)         (366)         --              (2)         (585)
                                 -------       -------       -------       -------       -------
     Balance Dec. 27, 2003           813         1,485          --              77         2,375
Q1 2004 Payments                    (125)         (387)         --             (16)         (528)
                                 -------       -------       -------       -------       -------
     Balance March 27, 2004      $   688       $ 1,098       $  --         $    61       $ 1,847
                                 =======       =======       =======       =======       =======

       The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.


3.     Inventories
       -----------

       Inventories are classified as follows:

                                                                         3/27/04                   12/27/03
                                                                 ------------------------------------------
       Finished goods                                            $         2,777            $         2,397
       Work in progress                                                      671                        740
       Raw materials and supplies                                          2,404                      2,593
                                                                 ------------------------------------------
                                                                 $         5,852            $         5,730
                                                                 ==========================================


4.     Stock Option Plans
       ------------------

       On February 4, 2004, and February 13, 2004, 10,000 and 20,000 options, respectively, were granted to employees and directors of the company. Of the 30,000 granted options, there were 25,042 and 4,958 options granted under the 1997 Long Term Incentive Plan and the 1994 Long Term Incentive Plan, respectively. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year


                                    8 of 17
       retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration date of the option term specified by the Compensation Committee of the Board (not more than ten years from the date of grant in the case of incentive stock options) or three months following the date on which employment with the company terminates.


5.     Credit Facility
       ---------------

       On January 31, 2002, the company entered into a Credit Facility (Facility) for $40 million with two banks. This Facility replaced all existing short-term lines of credit and the Revolving Credit Agreement. Under the Facility, $15 million was available on a 364-day basis and $25 million was available on a three-year revolving term, both of which were renewable annually for an extension of one year upon approval of the banks. The Facility interest rate is indexed with the LIBOR rate or the prime rate (Index Rate), and it contained restrictive covenants, which included provisions for the maintenance of tangible net worth, coverage of fixed charges, and restrictions on total indebtedness to EBITDA. The 364-day portion of the Facility contained a sub-limit of $6 million for overnight "Swing Line" borrowings. The revolving portion allowed for Standby Letters of Credit to be issued, reducing the availability under the Facility.

       On January 23, 2004, the company amended its Facility with its bank group. This Amended Credit Facility (Amended Facility) is for $30 million and replaces the $40 million Facility. The Amended Facility provides for $10 million on a 364-day basis and $20 million available on a three-year revolving term. The terms of the Amended Facility require the same type of covenants as those in the Facility, and provide the bank group with a security interest in all unencumbered assets of the company, and limit capital expenditures to $9 million dollars in 2004 and to a mutually agreed upon amount thereafter. The Amended Facility requires the payment of a fee. Interest rates are determined using a variable credit spread added to the Index Rate. Commitment fees are determined on the same basis without the addition of a base rate. The credit spread varies relative to the company's debt level and adjusted pre-tax earnings. The current credit spread is in the highest of four tiers and it may decline as the performance of the company improves. The range of credit spreads for interest rates is 1.5% and the range of credit spreads for commitment fees is .15%. The company expects to be in compliance with the new covenants this year.


6.     Pension and Supplemental Retirement Costs
       -----------------------------------------

       Components of Net Periodic Cost

                                                                                   Thirteen Weeks Ended
                                                                                 3/27/04            3/29/03
                                                                             ------------------------------
       Service cost                                                          $       352         $      334
       Interest cost                                                               1,287              1,215
       Expected return on plan assets                                             (1,124)            (1,043)
       Amortization of prior service costs                                            (1)                (2)
       Amortization of net (gain) loss                                                13                 16
                                                                             ------------------------------
       Net periodic benefit cost                                             $       527         $      520
                                                                             ==============================

       Employer Contributions

       The company previously  disclosed in its financial statement for the year



                                    9 of 17
       ended December 27, 2003, that it was not required to make contributions to its pension plan in 2004. As of March 27, 2004, no contributions have been made. The company will evaluate whether or not to make a contribution to the plan before September 15, 2004.


7.     Postretirement Benefits Other than Pensions
       -------------------------------------------

       Components of Net Periodic Postretirement Benefit Cost

                                                                                   Thirteen Weeks Ended
                                                                                 3/27/04            3/29/03
                                                                             ------------------------------
       Service cost                                                          $       104         $       84
       Interest cost                                                                 236                247
       Net amortization and deferral                                                   -                (32)
                                                                             ------------------------------
       Net periodic benefit cost                                             $       340         $      299
                                                                             ==============================

       Employer Contributions

       Estimated company contributions for the first quarter of 2004 are $290.



















                                    10 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   (000's, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations

Overview

The net income for the first quarter of 2004 was $483 or $.06 per diluted share. Net income for the first quarter of 2003 was $482 or $.06 per diluted share. Net income for 2003 included a $220 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.

Sales

Gross sales increased by 6.2% in the first quarter of 2004 relative to the comparable quarter in 2003. Gross sales in core route areas increased by 12.2% due to price increases instituted on the family pack product line and pies and the impact of the new route territories in Pittsburgh and Cleveland. Without the increase from the new route territories, same route sales increased 9.2% over the first quarter of 2003. Gross sales in non-route areas decreased by 9.1% in the first quarter of 2004 as compared to 2003. The decrease is primarily attributable to the company's exit from business on the West Coast.

In the first quarter of 2004, net sales decreased by 1.2% compared to the same period last year. The decrease in net sales was due to an increase in price promotion spending in the route areas, incurred to support price increases and new packaging designs. The decrease in net sales also was impacted by increased product returns and commissions associated with the new markets in Pittsburgh and Cleveland.

Cost of Sales

Cost of sales for the first quarter of 2004 decreased by 6.3%. As a percentage of gross sales, cost of sales decreased 5.1 percentage points to 38.4% in the first quarter from 43.5% in the same quarter last year. These decreases are mostly the result of sales volume reductions along with packaging and controllable cost reductions, partially offset by the increased cost of eggs, soy bean oil, butter and vanilla.

Gross Margin

Gross margin after depreciation, as a percentage of net sales, was 30.9% and 27.5% for the first quarters of 2004 and 2003, respectively. This 3.4 percentage points improvement resulted from the combined effect of the price increases, cost of sales decreases and the favorable sales mix of core route versus non-route business. These positive improvements were partially offset by price promotion spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2004 increased by $882 or 8.2% compared to the first quarter of 2003. The increase was due to investments in personnel to fill key positions and an increase in selling expense related to the expansion of the direct store delivery system into the Pittsburgh and Cleveland markets.



                                    11 of 17

Depreciation

Depreciation expense in the first quarter of 2004 decreased .1% compared to the first quarter of 2003. During the quarter, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease of depreciation expense by $402 for the first quarter. Also, depreciation expense increased in the first quarter by $381 due to a change in estimated useful lives of certain machinery, leasehold improvements and the current Enterprise Resource Planning
(ERP) system which is expected to be replaced within the next year. The company is currently evaluating the scope, timeline and specific implementation date for the new ERP system and will provide additional information regarding the project in the future.

Non-Operating Items

Interest expense increased by 50.7% in the first quarter of 2004 compared to the first quarter of 2003. The increase is due to increased average borrowing levels and increased average interest rates. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $48.

The effective tax rate was 37.2% for the quarter ended March 27, 2004, and 35.0% for the quarter ended March 29, 2003, which compares to a federal statutory rate of 34%. Differences between the effective rates and the statutory rate arise from the effect of state income taxes.

Liquidity and Capital Resources

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A Credit Facility is maintained with two banks and certain capital and operating leases are utilized.

On January 31, 2002, the company entered into a Credit Facility (Facility) for $40 million with two banks. This Facility replaced all existing short-term lines of credit and the Revolving Credit Agreement. Under the Facility, $15 million was available on a 364-day basis and $25 million was available on a three-year revolving term, both of which were renewable annually for an extension of one year upon approval of the banks. The Facility interest rate is indexed with the LIBOR rate or the prime rate (Index Rate), and it contained restrictive covenants, which included provisions for the maintenance of tangible net worth, coverage of fixed charges, and restrictions on total indebtedness to EBITDA. The 364-day portion of the Facility contained a sub-limit of $6 million for overnight "Swing Line" borrowings. The revolving portion allowed for Standby Letters of Credit to be issued, reducing the availability under the Facility.

On January 23, 2004, the company amended its Facility with its bank group. This Amended Credit Facility (Amended Facility) is for $30 million and replaces the $40 million Facility. The Amended Facility provides for $10 million on a 364-day basis and $20 million available on a three-year revolving term. The terms of the Amended Facility require the same type of covenants as those in the Facility, and provide the bank group with a security interest in all unencumbered assets of the company, and limit capital expenditures to $9 million dollars in 2004 and to a mutually agreed upon amount thereafter. The Amended



                                    12 of 17

Facility requires the payment of a fee. Interest rates are determined using a variable credit spread added to the Index Rate. Commitment fees are determined on the same basis without the addition of a base rate. The credit spread varies relative to the company's debt level and adjusted pre-tax earnings. The current credit spread is in the highest of four tiers and it may decline as the performance of the company improves. The range of credit spreads for interest rates is 1.5% and the range of credit spreads for commitment fees is .15%. The company expects to be in compliance with the new covenants this year.

Net cash from operating activities for the thirteen weeks ended March 27, 2004, decreased by $1,281 compared to the same period in 2003. This decrease was driven by an unfavorable change in assets and liabilities in the first quarter of 2004 compared to the first quarter of 2003. The unfavorable change in assets and liabilities resulted primarily from a decrease in accounts payable during 2004 compared to a significant increase in the first quarter of 2003. Prepayments increased in the first quarter of 2004 relative to the first quarter of 2003 due to the payment of a long-term maintenance contract. Inventory increased due to additional finished goods inventory related to a frozen sales program outside the core route region. These unfavorable changes were partially offset by a smaller increase in accounts receivable, relative to the prior year, due to continued increased management focus on cash collections.

Net cash used for investing activities for the thirteen weeks ended March 27, 2004, increased by $1,500 relative to the same period in 2003 principally due to an increase of $1,555 in capital expenditures for the new Enterprise Resource Planning system and a new production line at the company's Oxford manufacturing location.

Net cash from financing activities for the thirteen weeks ended March 27, 2004, increased by $3,003 relative to the comparable period in 2003, due to a $2,000 increase in long-term borrowing and $1,100 decrease in repayments for short-term borrowing relative to the prior year.

For the remainder of 2004, the company anticipates that cash flow from operations, along with the continued availability of credit under the Amended Facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements may include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, sales growth by distribution through national sales programs, private label, food service, institutional sales and other channels of distribution, changes in the company's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" in the company's annual report on



                                    13 of 17

Form 10-K for the year ended December 27, 2003 for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.































                                    14 of 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable.

Item 4.  Controls and Procedures
         -----------------------

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in this report. The company established a disclosure controls committee, which consists of certain members of management. The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance for gathering, analyzing and disclosing material information the company is required to disclose in the reports it files with the SEC pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. In addition, the company reviewed its internal control over financial reporting and there have been no changes during the company's first quarter covered by this report in the company's internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.










                                    15 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a) Exhibits:

              Exhibit 10 - Credit Agreement, as amended January 23, 2004, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania

              Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

              The company filed the following reports on Form 8-K during the thirteen weeks ended March 27, 2004:

              On December 29, 2003, the company furnished a report on Form 8-K under Item 5, Other Events, attaching a press release announcing the retirement of John M. Pettine as Executive Vice President and director of the company, effective December 27, 2003.

              On February 11, 2004, the company furnished a report on Form 8-K under Item 12, Results of Operation and Financial Condition, attaching a press release announcing its financial results for the fifty-two weeks and the fourth quarter ended December 27, 2003.



                                    16 of 17

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TASTY BAKING COMPANY
                                -----------------------------------
                                              (Company)








   May 5, 2004                         /s/David S. Marberger
-----------------              ------------------------------------
     (Date)                             DAVID S. MARBERGER
                                      SENIOR VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER
                                      (Principal Financial and
                                        Accounting Officer)


















                                    17 of 17