Form 10-Q
period 2004-06-26
TASTY BAKING CO
filed 2004-08-04
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the twenty-six weeks ended June 26, 2004
                                  --------------

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


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes X                           No___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes X                           No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, par value $.50               8,080,769
--------------------------------------------------------------------------------
               (Title of Class)                (No. of Shares Outstanding
                                                      as of July 23, 2004)

                                    1 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        June 26, 2004 and December 27, 2003....................................3

        Consolidated Statements of Operations
        Thirteen and Twenty-six weeks ended June 26, 2004 and June 28, 2003....4

        Consolidated Statements of Cash Flows
        Thirteen and Twenty-six weeks ended June 26, 2004 and June 28, 2003....5

        Notes to Consolidated Financial Statements...........................6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................10-12

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk ....................................................13

Item 4. Controls and Procedures...............................................13


PART II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................14

Item 4. Submission of Matters to a Vote of Security Holders...................14

Item 6. Exhibits and Reports on Form 8-K...................................14-15

Signature ....................................................................16


                                    2 of 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     (000's)


------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 26, 2004              December 27, 2003
------------------------------------------------------------------------------------------------------------------------------
 Assets
 Current assets:
         Cash                                                                             $ 99                           $ 33
         Receivables, less allowance of $4,073
           and $3,648, respectively                                                     19,107                         19,503
         Inventories                                                                     5,387                          5,730
         Deferred income taxes                                                           3,222                          3,902
         Prepayments and other                                                           3,446                          3,271
                                                                          ----------------------------------------------------
            Total current assets                                                        31,261                         32,439
                                                                          ----------------------------------------------------
 Property, plant and equipment:
         Land                                                                            1,033                          1,098
         Buildings and improvements                                                     40,274                         40,288
         Machinery and equipment                                                       162,988                        158,286
                                                                          ----------------------------------------------------
                                                                                       204,295                        199,672
         Less accumulated depreciation                                                 139,709                        136,156
                                                                          ----------------------------------------------------
                                                                                        64,586                         63,516
                                                                          ----------------------------------------------------
 Other assets:
 Long-term receivables from sales distributors                                          11,081                         11,253
 Deferred income taxes                                                                   9,215                          9,267
 Other                                                                                   1,731                            768
                                                                          ----------------------------------------------------
                                                                                        22,027                         21,288
                                                                          ----------------------------------------------------
 Total assets                                                                        $ 117,874                      $ 117,243
                                                                          ====================================================
 Liabilities
 Current liabilities:
         Current obligations under capital leases                                        $ 689                          $ 634
         Notes payable, banks                                                            3,600                          4,900
         Accounts payable                                                                7,527                          9,261
         Accrued payroll and employee benefits                                           7,430                          6,013
         Reserve for restructures                                                          718                          1,331
         Other                                                                           2,167                          2,280
                                                                          ----------------------------------------------------
            Total current liabilities                                                   22,131                         24,419
 Long-term debt                                                                         10,000                          8,000
 Long-term obligations under capital leases,
         less current portion                                                            4,482                          4,705
 Reserve for restructures, less current portion                                            814                          1,044
 Accrued pensions and other liabilities                                                 20,820                         19,938
 Postretirement benefits other than pensions                                            16,869                         16,718
                                                                          ----------------------------------------------------
 Total liabilities                                                                      75,116                         74,824
                                                                          ----------------------------------------------------

 Shareholders' equity
         Common stock                                                                    4,558                          4,558
         Capital in excess of par value of stock                                        29,327                         29,393
         Retained earnings                                                              22,969                         22,641
                                                                          ----------------------------------------------------
                                                                                        56,854                         56,592
         Less:
         Accumulated other comprehensive loss                                            1,236                          1,236
         Treasury stock, at cost                                                        12,697                         12,545
         Management Stock Purchase Plan
              receivables and deferrals                                                    163                            392
                                                                          ----------------------------------------------------
                                                                                        42,758                         42,419
                                                                          ----------------------------------------------------
 Total liabilities and shareholders' equity                                          $ 117,874                      $ 117,243
                                                                          ====================================================

 See Notes to Consolidated Financial Statements.

                                     3 of 16





                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's, except per share amounts)



-----------------------------------------------------------------------------------------------------------------------------------
                                                         For the Thirteen Weeks Ended               For the Twenty-six Weeks Ended
                                                      June 26, 2004        June 28, 2003          June 26, 2004        June 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------
 Gross Sales                                             $ 64,837             $ 62,944               $ 133,197           $ 127,316
 Less discounts and allowances                            (24,782)             (22,753)                (52,664)            (46,141)
                                                      -----------------------------------------------------------------------------
 Net Sales                                                 40,055               40,191                  80,533              81,175
                                                      -----------------------------------------------------------------------------
 Costs and expenses:
       Cost of sales                                       25,680               26,970                  51,910              54,955
       Depreciation                                         1,825                1,738                   3,555               3,477
       Selling, general and administrative                 11,519               11,010                  23,191              21,798
       Restructure charge net of reversals                      -                  (95)                      -                (315)
       Interest expense                                       326                  220                     629                 421
       Gain on sale of routes                                 (75)                   -                     (75)                  -
       Other income, net                                     (258)                (241)                   (484)               (492)
                                                      -----------------------------------------------------------------------------
                                                           39,017               39,602                  78,726              79,844
                                                      -----------------------------------------------------------------------------
 Income before provision for
       income taxes                                         1,038                  589                   1,807               1,331

 Provision for income taxes                                   384                  199                     670                 459
                                                      -----------------------------------------------------------------------------
 Net income                                                 $ 654                $ 390                 $ 1,137               $ 872
                                                      =============================================================================
 Average common shares outstanding:
           Basic                                            8,092                8,098                   8,094               8,099
           Diluted                                          8,099                8,101                   8,106               8,100

 Per share of common stock:

       Net income:
           Basic and Diluted                                $0.08                $0.05                   $0.14               $0.11
                                                      ===============       ============              ==========         ==========
       Cash dividend                                        $0.05                $0.05                   $0.10               $0.10
                                                      ===============       ============              ==========         ==========


See Notes to Consolidated Financial Statements.

                                    4 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                     (000's)



----------------------------------------------------------------------------------------------------------------------------------
                                                                                           For the Twenty-six Weeks Ended
                                                                                    June 26, 2004                June 28, 2003 (a)
----------------------------------------------------------------------------------------------------------------------------------
 Cash flows from (used for) operating activities
      Net income                                                                          $ 1,137               $ 872
      Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation                                                                     3,555               3,477
           Gain on sale of route                                                              (75)                  -
           Restructure charge net of reversals                                                  -                (315)
           Restructure payments                                                              (843)             (1,410)
           Pension expense                                                                  1,055               1,040
           Deferred taxes                                                                     733                 (89)
           Other                                                                               42                (367)
      Changes in assets and liabilities:
           Decrease (increase) in receivables                                                 395                (483)
           Decrease in inventories                                                            343                 686
           Decrease (increase) in prepayments and other                                    (1,139)              2,270
           Increase (decrease) in accrued payroll, accrued income
            taxes, accounts payable and other current liabilities                            (431)              1,055
                                                                                --------------------------------------------------
      Net cash from operating activities                                                    4,772               6,736
                                                                                --------------------------------------------------

 Cash flows from (used for) investing activities
      Proceeds from sale of property, plant and equipment                                      67                   -
      Purchase of property, plant and equipment                                            (4,730)             (2,342)
      Proceeds from independent sales distributor loan repayments                           1,930               1,747
      Loans to independent sales distributors                                              (1,683)             (1,847)
      Other                                                                                   (14)                  8
                                                                                --------------------------------------------------
      Net cash used for investing activities                                               (4,430)             (2,434)
                                                                                --------------------------------------------------

 Cash flows from (used for) financing activities
      Dividends paid                                                                         (809)               (810)
      Payment of long-term debt                                                              (167)             (1,092)
      Net decrease in short-term debt                                                      (1,300)             (2,600)
      Additional long-term debt                                                             2,000                   -
                                                                                --------------------------------------------------
      Net cash used for financing activities                                                 (276)             (4,502)
                                                                                --------------------------------------------------
      Net increase (decrease) in cash                                                          66                (200)

      Cash, beginning of year                                                                  33                 282
                                                                                --------------------------------------------------
      Cash, end of period                                                                    $ 99                $ 82
                                                                                ==================================================

      Supplemental Cash Flow Information
      Cash paid during the period for:
           Interest                                                                         $ 615               $ 363
                                                                                ==================================================
           Income taxes                                                                      $ 43                $ 55
                                                                                ==================================================

      Noncash investing and financing activities:
           Capital leases                                                                   $ 155                 $ -
                                                                                ==================================================
           Loans to independent sales distributors                                           $ 73                 $ -
                                                                                ==================================================

 (a) Amounts have been reclassified for the twenty-six weeks ended June 28, 2003, for comparative purposes.

 See Notes to Consolidated Financial Statements.



                            5 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000's, except share and per share amounts)


1.   Significant Accounting Policies
     -------------------------------

       Interim Financial Information

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of June 26, 2004, and December 27, 2003, the results of its operations for the thirteen and twenty-six weeks ended June 26, 2004, and June 28, 2003, and cash flows for the twenty-six weeks ended June 26, 2004, and June 28, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2003 Annual Report to Shareholders. In addition, the results of operations for the thirteen and twenty-six weeks ended June 26, 2004, are not necessarily indicative of the results to be expected for the full year.

       Property and Depreciation

       During the first quarter of 2004, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease of depreciation expense of $804 for the twenty-six weeks ended June 26, 2004. Also, depreciation expense increased by $762 during the twenty-six weeks ended June 26, 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current Enterprise Resource Planning (ERP) system which is expected to be replaced within the next year. The company is currently evaluating the scope, timeline and specific implementation date for the new ERP system and anticipates implementation in the fourth quarter of 2004.

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


                                    6 of 16

       Stock-Based Compensation

       In December of 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (FAS 148)." The provisions of this statement are effective for fiscal years beginning after December 15, 2003. The company measures stock-based compensation and reports the calculated differences between the reported and pro forma impact of the fair-value method on the interim and annual financial reports as required.


                                                                         Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                                    6/26/04           6/28/03         6/26/04         6/28/03
                                                                    -------           -------         -------         -------
       Net income as reported                                    $      654        $      390      $     1,137     $       872

       Deduct: Total stock-based employee
       compensation expense determined under
       fair-value net of related tax effects                            (66)              (24)            (127)            (45)
                                                                 -----------------------------     ----------------------------
       Pro forma net income                                      $      588        $      366      $     1,010     $       827
                                                                 =============================     ============================
       Earnings per share:
       Basic and Diluted - as reported                           $     0.08        $     0.05      $      0.14     $      0.11
                                                                 =============================     ============================
       Basic and Diluted - pro forma                             $     0.07        $     0.05      $      0.12     $      0.10
                                                                 =============================     ============================


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

       Recent Accounting Statements

       In April 2004, the FASB released FASB Staff Position (FSP) No. FAS 106-2 to address the accounting and disclosure requirements of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which was signed into law on December 8, 2003. The Act established a prescription drug benefit under Medicare Part D, and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company sponsors medical programs for certain of its retirees and expects that this legislation may reduce the costs for some of these programs. The FSP is effective for interim or annual periods beginning after June 15, 2004. The expected effects of the Act will be factored into the company's 2004 year-end measurement of postretirement medical obligations and related expense calculation for 2005. The company is currently evaluating the impact of FSP 106-2, but does not expect a material impact on the financial statements.

                                    7 of 16

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



       Restructure Reserve Activity

                                                              Lease                           Fixed
                                                           Obligations      Severance         Assets         Other        Total
                                                           -----------      ---------         ------         -----        -----
                  Balance Dec. 28, 2002                       $ 2,078        $ 3,403           $326          $178       $ 5,985
             Q1 2003 Reclass of PP&E                                -              -           (326)            -          (326)
             Q1 2003 Reversal of Reserve                         (220)             -              -             -          (220)
             Q1 2003 Payments                                    (165)          (475)             -           (41)         (681)
                                                              --------        --------      --------      --------      --------
                  Balance March 29, 2003                        1,693          2,928              -           137         4,758
             Q2 2003 Reversal of Reserve                          (95)             -              -             -           (95)
             Q2 2003 Payments                                    (229)          (460)             -           (40)         (729)
                                                              --------        --------      --------      --------      --------
                  Balance June 28, 2003                         1,369          2,468              -            97         3,934
             Q3 2003 Reversal of Reserve                         (129)             -              -             -          (129)
             Q3 2003 Payments                                    (154)          (363)             -           (18)         (535)
                                                              --------        --------      --------      --------      --------
                  Balance Sept. 27, 2003                        1,086          2,105              -            79         3,270
             Q4 2003 Restructure Charges                            -            429              -             -           429
             Q4 2003 Reclass of SERP                                -           (683)             -             -          (683)
             Q4 2003 Reversal of Reserve                          (56)             -              -             -           (56)
             Q4 2003 Payments                                    (217)          (366)             -            (2)         (585)
                                                              --------        --------      --------      --------      --------
                  Balance Dec. 27, 2003                           813          1,485              -            77         2,375
             Q1 2004 Payments                                    (125)          (387)             -           (16)         (528)
                                                              --------        --------      --------      --------      --------
                  Balance March 27, 2004                          688          1,098              -            61         1,847
             Q2 2004 Payments                                    (112)          (187)             -           (16)         (315)
                                                              --------        --------      --------      --------      --------
                  Balance June 26, 2004                       $   576        $   911            $ -          $ 45       $ 1,532
                                                              ========        ========      ========      ========      ========


       The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.

3. Inventories
   -----------

       Inventories are classified as follows:
                                            6/26/04                 12/27/03
                                       -------------------------------------
       Finished goods                  $      1,786            $       2,397
       Work in progress                         623                      740
       Raw materials and supplies             2,978                    2,593
                                       -------------------------------------
                                       $      5,387            $       5,730
                                       =====================================


                                    8 of 16

4.   Stock Option Plans
     ------------------

       On May 7, 2004, 8,000 options were granted to an employee of the company under the 2003 Long Term Incentive Plan. Under this grant, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration date of the option term specified by the Compensation Committee of the Board (not more than ten years from the date of grant in the case of incentive stock options) or three months following the date on which employment with the company terminates.


5.   Pension and Supplemental Retirement Costs
     -----------------------------------------

       In December 2003, the FASB issued a revised SFAS No. 132 R, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which requires additional disclosures for benefits plans. The standard requires interim disclosure of the various components of net periodic pension cost and expanded annual disclosures, such as describing the types of plan assets, investment strategy and plan obligations. The required interim disclosure is included below. Annual disclosures will be provided in the 2004 Form 10-K.

       Components of Net Periodic Cost
                                                     Twenty-Six Weeks Ended
                                                   6/26/04            6/28/03
                                                   -------            -------
       Service cost                            $       705         $      668
       Interest cost                                 2,574              2,430
       Expected return on plan assets               (2,248)            (2,086)
       Amortization of prior service costs              (2)                (4)
       Amortization of net (gain) loss                  26                 32
                                               ------------------------------
       Net periodic benefit cost               $     1,055         $    1,040
                                               ==============================

       Employer Contributions

       The company previously disclosed in its financial statement for the year ended December 27, 2003, that it was not required to make contributions to its pension plan in 2004. As of June 26, 2004, no contributions have been made. The company will evaluate whether or not to make a contribution to the plan before September 15, 2004.


6.     Postretirement Benefits Other than Pensions
       -------------------------------------------

       Components of Net Periodic Postretirement Benefit Cost
                                                     Twenty-Six Weeks Ended
                                                   6/26/04            6/28/03
                                                   -------            -------
       Service cost                            $       208         $      168
       Interest cost                                   471                494
       Net amortization and deferral                     -                (65)
                                               ------------------------------
       Net periodic benefit cost               $       679         $      597
                                               ==============================

       Employer Contributions

       Estimated company contributions for the twenty-six weeks ended June 26, 2004, are $579.


                                    9 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   (000's, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

Results of Operations

Overview

Net income for the second quarter of 2004 was $654 or $.08 per diluted share, which included a $75 gain from the sale of one route to a sales distributor in Maryland. Net income for the second quarter of 2003 was $390 or $.05 per diluted share, which included a $95 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.

Net income for the twenty-six weeks ended June 26, 2004, was $1,137 or $.14 per diluted share, which included a $75 gain from the sale of one route to a sales distributor in Maryland. Net income for the twenty-six weeks ended June 28, 2003, was $872 or $.11 per diluted share, which included a $315 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.


Sales

Gross sales increased by 3.0% in the second quarter of 2004 relative to the comparable quarter in 2003. Route sales increased by 2.5%, primarily driven by the impact of the new route territories in Pittsburgh and Cleveland. Without the increase from the new route territories, same route sales decreased 0.1% compared to the second quarter of 2003. Gross sales in non-route areas increased in the second quarter of 2004 by 4.6% compared to 2003.

Gross sales increased by 4.6% in the twenty-six weeks ended June 26, 2004, compared to the same period in 2003. Year to date route sales increased by 7.3% compared to the same period in 2003, primarily driven by the impact of the new route territories in Pittsburgh and Cleveland in 2004 and list price increases instituted on the Family Pack and single-serve pie product lines. Without the increase from the new route territories, year to date same route sales increased 4.5% compared to the same period of 2003. Year to date gross sales in non-route areas decreased during the twenty-six weeks ended June 26, 2004, by 2.7% as compared to the same period in 2003, primarily due to the exit from business on the West Coast during the first quarter of 2003.

In the second quarter of 2004, net sales decreased by 0.3% compared to the second quarter of 2003. For the twenty-six weeks ended June 26, 2004, net sales decreased by 0.8% compared to the same period in 2003. The decreases in net sales were due to increased price promotion spending in the route areas offset partially by the positive impact of list price increases instituted on Family Pack product lines. The decreases in net sales also were impacted by increased product returns in the route territories and discounts associated with the new markets in Pittsburgh and Cleveland.


Cost of Sales

Cost of sales for the second quarter of 2004 decreased by 4.8%. As a percentage of gross sales, cost of sales decreased 3.2 percentage points to 39.6% in the second quarter from 42.8% in the second quarter of 2003. Cost of sales for the twenty-six weeks ended June 26, 2004, decreased by 5.5%. As a percentage of gross sales, cost of sales year to date decreased 4.2 percentage points to 39.0% from 43.2% in the same period in 2003. These decreases are primarily the result of sales volume reductions along with packaging and productivity initiatives, partially offset by the increased cost of eggs, oils, and butter.


                                    10 of 16

Gross Margin

Gross margin after depreciation, as a percentage of net sales, was 31.3% and 28.6% for the second quarters of 2004 and 2003, respectively. The 2.7 percentage point improvement resulted from the combined effect of the Family Pack price increase and the decrease in cost of sales resulting from the company's productivity initiatives. These positive improvements were partially offset by increased price promotion spending and increased product returns.

Gross margin after  depreciation,  as a percentage  of net sales,  was 31.1% and
28.0% for the twenty-six weeks ended June 26, 2004, and June 28, 2003, respectively. The 3.1 percentage point improvement resulted from the combined effect of the  Family  Pack price  increase  and the  decrease  in cost of sales resulting from the company's productivity initiatives. These positive improvements were partially offset by increased price promotion spending and increased product returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2004 increased by $509 or 4.6% compared to the second quarter of 2003. Selling, general and administrative expenses for the twenty-six weeks ended June 26, 2004, increased by $1,393 or 6.4% compared to the same period in 2003. These increases were due to investments in personnel to fill key positions and increases in selling expenses related to the expansion of the direct store delivery system into the Pittsburgh and Cleveland markets.

Depreciation

Depreciation expense in the second quarter of 2004 increased 5.0% compared to the second quarter of 2003. This increase is primarily due to the amortization of new handheld equipment implemented during the second quarter of 2004. Depreciation expense for the twenty-six weeks ended June 26, 2004, increased 2.2% compared to the same period in 2003. During the first quarter, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease in depreciation expense of $804 for the twenty-six weeks ended June 26, 2004. Also, depreciation expense increased by $762 during the twenty-six weeks ended June 26, 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current Enterprise Resource Planning
(ERP) system which is expected to be replaced within the next year. The company is currently evaluating the scope, timeline and specific implementation date for the new ERP system and anticipates implementation in the fourth quarter of 2004.

Non-Operating Items

Interest expense increased by 48.3% in the second quarter of 2004 compared to the second quarter of 2003. Interest expense increased by 49.4% in the twenty-six weeks ended June 26, 2004, compared to the same period in 2003. These increases are due to increased average borrowing levels and increased average interest rates. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $38.

The effective income tax rate was 37% for the twenty-six weeks ended June 26, 2004, and 35% for the same period in 2003, which compares to a federal statutory rate of 34%. Differences between the effective tax rates and the statutory tax rate arise from the effect of state income taxes.


                                    11 of 16

Liquidity and Capital Resources

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A credit facility is maintained with two banks and certain capital and operating leases are utilized. Details of the credit facility can be found in the company's Form 10-K for the year ended December 27, 2003. The company expects to be in compliance with its Covenants this year.

Net cash from operating activities for the twenty-six weeks ended June 26, 2004, decreased by $1,964 compared to the same period in 2003. This decrease was driven by an unfavorable change in assets and liabilities in 2004 compared to 2003. The unfavorable change in assets and liabilities resulted primarily from a decrease in accounts payable during 2004 compared to a significant increase in 2003. Prepayments increased in 2004 relative to 2003 due to the payment of a long-term maintenance contract and costs for new package designs across the entire product line. These unfavorable changes were partially offset by an increase in net income and a decrease in accounts receivable compared to an increase in the prior year, due to increased management focus on cash collections.

Net cash used for investing activities for the twenty-six weeks ended June 26, 2004, increased by $1,996 relative to the same period in 2003 principally due to an increase of $2,388 in capital expenditures for the new ERP system and a new production line at the company's Oxford manufacturing location.

Net cash used for financing activities for the twenty-six weeks ended June 26, 2004, decreased by $4,226 relative to the comparable period in 2003, due to a $2,000 increase in long-term borrowing, a $1,300 decrease in repayments for short-term borrowing, and $925 reduction in long-term repayments relative to the prior year.

For the remainder of 2004, the company anticipates that cash flow from operations, along with the continued availability of credit under the company's credit facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements may include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, sales growth by distribution through direct sales programs, private label, institutional sales and other channels of distribution, changes in the company's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements which include changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" and "Risk Factors" in the company's 2003 Annual Report to Shareholders and "Management's Discussion and Analysis" in the company's annual report on Form 10-K for the year ended December 27, 2003, for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.

                                    12 of 16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
              -----------------------------------------------------------

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets and the company's financial performance. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $38. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, which would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable.

Item 4.       Controls and Procedures
              -----------------------

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in this report. The company established a disclosure controls committee, which consists of certain members of management. The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance for gathering, analyzing and disclosing material information the company is required to disclose in the reports it files with the Securities and Exchange Commission
(SEC) pursuant to the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. In addition, the company reviewed its internal control over financial reporting and there have been no changes during the period covered by this report in the company's internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                                    13 of 16

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

On May 7, 2004, shareholders approved the amendment of the company's articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000. This increase in the number of authorized shares of common stock provides the company with greater flexibility in connection with raising additional capital through the issuance of common stock, financing acquisitions with common stock, issuing common stock for stock dividends, stock splits and employee incentive plans, and issuing common stock in the event the rights under the company's shareholder rights plan, adopted July 30, 2003, become exercisable. It is possible that the additional shares of common stock could have an anti-takeover effect if used in conjunction with the shareholder rights plan or otherwise to discourage an attempt to acquire or takeover the company through dilution of the potential acquirer's stock ownership. Except as required by applicable law or New York Stock Exchange listing standards, the board of directors has the authority to issue the additional shares without further action by shareholders. Any issuance of shares, other than on a pro-rata basis to all shareholders, would reduce each shareholder's percentage interest in the company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)     The company's annual meeting of shareholders was held on May 7, 2004.

(b)     The directors elected at the meeting were:

                                            For          Against       Withheld
                                            ---          -------       --------
              Philip J. Baur, Jr.         5,336,788         -           927,316
              Judith M. von Seldeneck     5,763,256         -           500,849
              David J. West               5,762,868         -           501,238

              Other directors whose terms of office continued after the meeting are as follows: James E. Ksansnak, Fred C. Aldridge, Jr., G. Fred DiBona, Jr., Ronald J. Kozich, and Charles P. Pizzi.

(c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                                                      For           Against        Abstain
                                                                                      ---           -------        -------
              Approval of Amendment of Company's  Articles Of  Incorporation  to
              increase the number of authorized shares of common stock from
              15,000,000 to 30,000,000                                               5,375,217       850,532        38,352

              Ratification of PricewaterhouseCoopers LLP
              as independent auditors                                                6,156,982         97,076       10,045



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)     Exhibits:

        Exhibit 3 - By-Laws of the company as amended July 28, 2004

        Exhibit 31.1 -  Certification  of Chief  Financial  Officer  pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 31.2 -  Certification  of Chief  Executive  Officer  pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

                                    14 of 16

        Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        The company filed the following reports on Form 8-K during the thirteen weeks ended June 26, 2004:

        On April 27, 2004, the company furnished a report on Form 8-K under Item 12, Results of Operation and Financial Condition, attaching a press release announcing its financial results for the first quarter ended March 27, 2004.

        On June 18, 2004, the company furnished a report on Form 8-K under Item 4, Changes in Registrant's Certifying Accountant. On June 14, 2004, the Tasty Baking Company 401(k) Thrift Plan (the "Plan") dismissed PricewaterhouseCoopers LLP (PwC) as the independent accountant for the Tasty Baking Company 401(k) Thrift Plan. PwC was also dismissed as the independent accountant for the Tasty Baking Company Pension Plan. On June 14, 2004, the Plan engaged Mitchell & Titus, LLP to audit the Plan for the year ended December 31, 2003. Mitchell & Titus, LLP was also engaged to audit the Tasty Baking Company Pension Plan and the Tasty Baking Oxford, Inc. 401(k) Savings Plan for the year ended December 31, 2003.

        On June 28, 2004, the company  furnished a report on Form 8-K/A to amend
        Item 4, Changes in Registrant's Certifying Accountant, as originally filed with the SEC, and to include Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. Item 7 included Exhibit 16.1, which was a letter from PwC to the SEC dated June 25, 2004, confirming PwC's agreement with the company's disclosures.

                                    15 of 16

      TASTY BAKING COMPANY AND SUBSIDIARIES

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             TASTY BAKING COMPANY
                                    ----------------------------------------
                                                   (Company)








    August 4, 2004                  /s/ David S. Marberger
----------------------              ----------------------------------------
        (Date)                      DAVID S. MARBERGER
                                    SENIOR VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                             (Principal Financial and
                                                Accounting Officer)




                                    16 of 16