Form 10-Q
period 2004-09-30
TASTY BAKING CO
filed 2004-11-04
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirty-nine weeks ended September 25, 2004
                                         ------------------

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

                     Yes X                              No
                        ---                               --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes X                              No
                        ---                               --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



   Common Stock, par value $.50                        8,077,006
--------------------------------------------------------------------------------
         (Title of Class)                     (No. of Shares Outstanding
                                                 as of October 25, 2004)



                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                                                                    Page
                                                                                                                    ----


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
              September 25, 2004 and December 27, 2003................................................................3

              Consolidated Statements of Operations Thirteen and Thirty-nine weeks ended September 25, 2004 and September 27, 2003...................................................4

              Consolidated Statements of Cash Flows Thirty-nine
              weeks ended September 25, 2004 and September 27, 2003...................................................5

              Notes to Consolidated Financial Statements...........................................................6-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................................11-14

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk14

Item 4.       Controls and Procedures................................................................................15

Item 5.       Other Matters .........................................................................................15

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................................................................16

              Signature .............................................................................................17






PART I. FINANCIAL  INFORMATION
 Item 1. Financial Statements
         --------------------



                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                     (000's)

------------------------------------------------------------------------------------------------------------
                                                             September 25, 2004        December 27, 2003
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
        Cash                                                      $     62                  $     33
        Receivables, less allowance of $4,435
          and $3,648, respectively                                  19,937                    19,503
        Inventories                                                  5,751                     5,730
        Deferred income taxes                                        3,222                     3,902
        Prepayments and other                                        3,654                     3,271
                                                        ----------------------------------------------------
           Total current assets                                     32,626                    32,439
                                                        ----------------------------------------------------
Property, plant and equipment:
        Land                                                         1,033                     1,098
        Buildings and improvements                                  40,274                    40,288
        Machinery and equipment                                    165,163                   158,286
                                                                                            --------
                                                                   206,470                   199,672
        Less accumulated depreciation                              141,685                   136,156
                                                        ----------------------------------------------------
                                                                    64,785                    63,516
                                                        ----------------------------------------------------
Other assets:
Long-term receivables from sales distributors                       11,528                    11,253
Deferred income taxes                                                9,215                     9,267
Other                                                                1,815                       768
                                                        ----------------------------------------------------
                                                                    22,558                    21,288
                                                        ----------------------------------------------------
Total assets                                                      $119,969                  $117,243
                                                        ====================================================
Liabilities
Current liabilities:
        Current obligations under capital leases                  $    697                  $    634
        Notes payable, banks                                         5,000                     4,900
        Accounts payable                                             8,176                     9,261
        Accrued payroll and employee benefits                        7,691                     6,013
        Reserve for restructures                                       689                     1,331
        Other                                                        2,169                     2,280
                                                        ----------------------------------------------------
           Total current liabilities                                24,422                    24,419
Long-term debt                                                      10,000                     8,000
Long-term obligations under capital leases,
        less current portion                                         4,308                     4,705
Reserve for restructures, less current portion                         563                     1,044
Accrued pensions and other liabilities                              21,224                    19,938
Postretirement benefits other than pensions                         16,881                    16,718
                                                        ----------------------------------------------------
Total liabilities                                                   77,398                    74,824
                                                        ----------------------------------------------------

Shareholders' equity
        Common stock                                                 4,558                     4,558
        Capital in excess of par value of stock                     29,304                    29,393
        Retained earnings                                           22,782                    22,641
                                                        ----------------------------------------------------
                                                                    56,644                    56,592
        Less:
        Accumulated other comprehensive loss                         1,236                     1,236
        Treasury stock, at cost                                     12,728                    12,545
        Management Stock Purchase Plan
             receivables and deferrals                                 109                       392
                                                        ----------------------------------------------------
                                                                    42,571                    42,419
                                                        ----------------------------------------------------
Total liabilities and shareholders' equity                        $119,969                  $117,243
                                                        ====================================================

 See Notes to Consolidated Financial Statements.



                                     3 of 17



                                                         TASTY BAKING COMPANY AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      (Unaudited)
                                                             (000's, except per share amounts)

     -------------------------------------------------------------------------------------------------------------------------------
                                                  For the Thirteen Weeks Ended            For the Thirty-nine Weeks Ended
                                            September 25, 2004  September 27, 2003 (a) September 25, 2004   September 27, 2003 (a)
------------------------------------------------------------------------------------------------------------------------------------


Gross Sales                                     $  62,724           $  60,837           $ 195,921           $ 188,153
Less discounts and allowances                     (23,414)            (21,889)            (76,077)            (68,029)
                                            ----------------------------------------------------------------------------------------

Net Sales                                          39,310              38,948             119,844             120,124
                                            ----------------------------------------------------------------------------------------
Costs and expenses:
     Cost of sales                                 25,452              26,397              77,363              81,353
     Depreciation                                   1,975               1,772               5,531               5,249
     Selling, general and administrative           11,456              13,026              34,646              34,824
     Restructure charge net of reversals             --                  (129)               --                  (444)
     Gain on sale of routes                          --                  --                   (75)               --
     Interest expense                                 301                 223                 930                 644
     Other income, net                               (224)               (153)               (708)               (645)
                                            ----------------------------------------------------------------------------------------
                                                   38,960              41,136             117,687             120,981
                                            ----------------------------------------------------------------------------------------
Income before provision for
     income taxes                                     350              (2,188)              2,157                (857)

Provision for (benefit from) income taxes             133                (755)                803                (296)
                                            ----------------------------------------------------------------------------------------

Net income (loss)                               $     217           $  (1,433)          $   1,354           $    (561)
                                            ========================================================================================


Average common shares outstanding:
         Basic                                      8,080               8,098               8,089               8,098
         Diluted                                    8,081               8,114               8,098               8,106

Per share of common stock:

     Net income (loss):
         Basic and Diluted                      $    0.03           ($   0.18)          $    0.17           ($   0.07)
                                            ========================================================================================
     Cash dividend                              $    0.05           $    0.05           $    0.15           $    0.15
                                            ========================================================================================


 (a) Amounts have been reclassified for comparative purposes.




                                     4 of 17




                                        TASTY BAKING COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                        (000's)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Thirty-nine Weeks Ended
                                                                               September 25, 2004    September 27, 2003 (a)
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from (used for) operating activities
     Net income                                                                     $ 1,354             $  (561)
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                                                5,531               5,249
          Gain on sale of route                                                         (75)               --
          Restructure charge net of reversals                                          --                  (444)
          Restructure payments                                                       (1,123)             (1,946)
          Pension expense                                                             1,607               1,747
          Deferred taxes                                                                733                (406)
          Other                                                                         (90)               (468)
     Changes in assets and liabilities:
          Increase in receivables                                                      (900)               (754)
          Decrease (increase) in inventories                                            (21)              1,101
          Decrease (increase) in prepayments and other                               (1,380)              1,313
          Increase in accrued payroll, accrued income
           taxes, accounts payable and other current liabilities                        481               3,680
                                                                              ------------------------------------------------------

     Net cash from operating activities                                               6,117               8,511
                                                                              ------------------------------------------------------

Cash flows from (used for) investing activities
     Proceeds from sale of property, plant and equipment                                 67                --
     Purchase of property, plant and equipment                                       (6,905)             (4,159)
     Proceeds from independent sales distributor loan repayments                      2,792               2,575
     Loans to independent sales distributors                                         (2,526)             (2,825)
     Other                                                                              (68)               (153)
                                                                              ------------------------------------------------------

     Net cash used for investing activities                                          (6,640)             (4,562)
                                                                              ------------------------------------------------------

Cash flows from (used for) financing activities
     Dividends paid                                                                  (1,213)             (1,215)
     Payment of long-term debt                                                         (335)             (1,221)
     Net increase (decrease) in short-term debt                                         100              (1,600)
     Additional long-term debt                                                        2,000                --
                                                                              ------------------------------------------------------

     Net cash from (used for) financing activities                                      552              (4,036)
                                                                              ------------------------------------------------------

     Net increase (decrease) in cash                                                     29                 (87)

     Cash, beginning of year                                                             33                 282
                                                                              ------------------------------------------------------

     Cash, end of period                                                            $    62             $   195
                                                                              ======================================================


     Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                  $   933             $   592
                                                                              ======================================================
          Income taxes                                                              $    90             $    85
                                                                              ======================================================

     Noncash investing and financing activities:
          Capital leases                                                            $   155             $ 1,845
                                                                              ======================================================
          Loans to independent sales distributors for new routes                    $   (73)            $  --
                                                                              ======================================================

(a) Amounts have been reclassified for comparative purposes


 See Notes to Consolidated Financial Statements.


                                                                5 of 17




1.     Significant Accounting Policies
       -------------------------------

       Interim Financial Information

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of September 25, 2004, and December 27, 2003, the results of its operations for the thirteen and thirty-nine weeks ended September 25, 2004, and September 27, 2003, and cash flows for the thirty-nine week periods ended September 25, 2004, and September 27, 2003, respectively. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2003 Annual Report to Shareholders. In addition, the results of operations for the thirteen and thirty-nine weeks ended September 25, 2004, are not necessarily indicative of the results to be expected for the full year.

       Property and Depreciation

       During the first quarter of 2004, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. A decrease in depreciation expense of $1,206 for the thirty-nine weeks ended September 25, 2004 resulted from these changes in estimates. Also, depreciation expense increased by $1,143 during the thirty-nine weeks ended September 25, 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current Enterprise Resource Planning (ERP) system which is being replaced in the fourth quarter of 2004 when the new ERP system will be implemented.

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



                                     Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                       9/25/04   9/27/03        9/25/04     9/27/03
                                       -------   -------        -------     -------

Net income as reported                $   217    $(1,433)       $ 1,354    $  (561)

Deduct: Total stock-based employee
compensation expense determined under
fair-value net of related tax effects     (49)       (41)          (176)       (86)
                                       ------------------       -------------------
Pro forma net income                  $   168    $(1,474)       $ 1,178    $  (647)
                                       ==================       ===================

Earnings per share:
Basic and Diluted - as reported       $  0.03    $ (0.18)       $  0.17    $0.07
                                       ==================       ===================
Basic and Diluted - pro forma         $  0.02    $ (0.18)       $  0.15    $(0.08)
                                       ==================       ===================



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



       Restructure Reserve Activity

                                                  Lease                     Fixed
                                              Obligations       Severance   Assets         Other        Total
                                              -----------       ---------  --------       -------      -------

                  Balance Dec. 28, 2002          $ 2,078        $ 3,403      $326          $178        $5,985
             Q1 2003 Reclass of PP&E                   -              -      (326)            -          (326)
             Q1 2003 Reversal of Reserve            (220)              -        -              -         (220)
             Q1 2003 Payments                       (165)          (475)        -           (41)         (681)
                                                    -----          -----        -           ----         -----
                  Balance March 29, 2003           1,693          2,928         -           137         4,758
             Q2 2003 Reversal of Reserve             (95)              -        -              -          (95)
             Q2 2003 Payments                       (229)          (460)        -           (40)         (729)
                                                    -----          -----        -           ----         -----
                  Balance Sept. 27, 2003           1,369          2,468         -            97         3,934
             Q3 2003 Reversal of Reserve            (129)              -        -              -         (129)
             Q3 2003 Payments                       (154)          (363)        -           (18)         (535)
                                                    -----          -----        -           ----         -----
                  Balance Sept. 27, 2003           1,086          2,105         -            79         3,270
             Q4 2003 Restructure Charges                -           429         -             -           429
             Q4 2003 Reclass of SERP                    -          (683)        -             -          (683)
             Q4 2003 Reversal of Reserve             (56)             -         -             -           (56)
             Q4 2003 Payments                       (217)          (366)        -            (2)         (585)
                                                    -----          -----        -           ----         -----
                  Balance Dec. 27, 2003              813          1,485         -            77         2,375
             Q1 2004 Payments                       (125)          (387)        -           (16)         (528)
                                                    -----          -----        -           ----         -----
                  Balance March 27, 2004             688          1,098         -            61         1,847
             Q2 2004 Payments                       (112)          (187)        -           (16)         (315)
                                                    -----          -----        -           ----         -----
                  Balance June 26, 2004              576            911         -            45          1,532
             Q3 2004 Payments                        (88)          (176)        -           (16)         (280)
                                                    -----          -----        -           ----         -----
                  Balance Sept. 25, 2004           $ 488          $ 735       $ -         $  29         $1,252
                                                    =====          =====     =====          ====         =====




       The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.




3.     Inventories

       Inventories are classified as follows:
                                                          9/25/04                 12/27/03
                                                          -------                 --------
       Finished goods                             $         1,612            $       2,397
       Work in progress                                       807                      740
       Raw materials and supplies                           3,332                    2,593
                                                  ----------------------------------------
                                                  $         5,751            $       5,730
                                                  ========================================



4.     Stock Option Plans
       ------------------

       On October 29, 2004, 8,000 options were granted to employees of the company under the 2003 Long Term Incentive Plan. Under this grant, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration date of the option term specified by the Compensation Committee of the Board (not more than ten years from the date of grant in the case of incentive stock options) or three months following the date on which employment with the company terminates.

       On October 29, 2004, 112,000 shares of restricted common stock were granted to certain executives of the company under the 2003 Long Term Incentive Plan. Under this grant, the restricted stock will vest in equal one-fifth increments on each anniversary of the date of grant. The grant also includes a performance target which, if achieved, will accelerate the vesting schedule. If the closing price of the company's common stock equals or exceeds $14 per share for 10 consecutive trading days during the five-year vesting period, then any unvested restricted shares will become fully vested on the later of (i) the day on which the performance target has been achieved or (ii) the third anniversary of the date of grant.

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

       Components of Net Periodic Cost
                                                    Thirty-nine Weeks Ended

                                                    9/25/04            9/27/03
                                                    -------            -------
       Service cost                             $     1,058         $    1,002
       Interest cost                                  3,861              3,645
       Expected return on plan assets                (3,372)            (3,129)
       Amortization of prior service costs               (3)                (5)
       Amortization of net (gain) loss                   39                 48
                                                ------------------------------
       Net periodic benefit cost                $     1,583         $    1,561
                                                ==============================

       Employer Contributions

       The company previously disclosed in its financial statements for the year ended December 27, 2003, that it was not required to make contributions to its pension plan in 2004. As of September 25, 2004, no contributions have been made.

6.     Postretirement Benefits Other than Pensions
       -------------------------------------------

       Components of Net Periodic Postretirement Benefit Cost

                                                    Thirty-nine Weeks Ended
                                                    9/25/04            9/27/03
                                                    -------            -------
       Service cost                             $       312         $      252
       Interest cost                                    707                741
       Net amortization and deferral                      -                (98)
                                                ------------------------------
       Net periodic benefit cost                $     1,019         $      895
                                                ==============================

       Employer Contributions

       Estimated company contributions for the thirty-nine weeks ended September 25, 2004, are $869.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   (000's, except share and per share amounts)

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations
              ------------------------------------------------------------------

Results of Operations

Overview

Net income for the third quarter of 2004 was $217 or $.03 per diluted share. Net loss for the third quarter of 2003 was $1,433 or $.18 per diluted share, which included a $129 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.

Net income for the thirty-nine weeks ended September 25, 2004, was $1,354 or $.17 per diluted share, which included a $75 pre-tax gain from the sale of one route to an independent sales distributor in Maryland. Net loss for the thirty-nine weeks ended September 27, 2003, was $561 or $.07 per diluted share, which included a $444 pre-tax restructure charge reversal due to the favorable settlement of certain thrift store lease contracts.


Sales

Gross sales increased by 3.1% in the third quarter of 2004 compared to the same quarter in 2003. Route sales increased by 4.7% in the third quarter of 2004, primarily driven by the impact of the new route territories added in Pittsburgh and Cleveland in 2004, list price increases instituted on the Family Pack product line and the new Tastykake Sensables product line launched in August 2004. Without the increase from the new route territories, same route sales increased 1.4% compared to the third quarter of 2003. Gross sales in non-route areas decreased in the third quarter of 2004 by 1.4% compared to the third quarter of 2003. This decrease was primarily driven by the timing of certain promotional events with key customers versus the same quarter a year ago. In addition, sales to certain third party distributors in the southeast region declined in the quarter due to weather related distribution issues.

Gross sales increased by 4.1% in the thirty-nine weeks ended September 25, 2004, compared to the same period in 2003. Year to date route sales increased by 6.5% compared to the same period in 2003, primarily driven by the impact of the new route territories, list price increases and the new Tastykake Sensables product line launched in August 2004. Without the increase from the new route territories, year to date same route sales increased 3.5% compared to the same period of 2003. Year to date gross sales in non-route areas decreased during the thirty-nine weeks ended September 25, 2004, by 2.2% compared to the same period in 2003, because the first quarter of 2003 includes sales from the West Coast, a territory the company exited after that quarter.

In the third quarter of 2004, net sales increased by 0.9% compared to the third quarter of 2003. This increase in net sales was less than the increase in gross sales due to higher percentage increases in price promotion spending and product returns.

For the thirty-nine weeks ended September 25, 2004, net sales decreased by 0.2% compared to the same period in 2003. The decrease in net sales versus the increase in gross sales resulted from higher percentage increases in price promotion spending and product returns.

Cost of Sales

Cost of sales, excluding depreciation, for the third quarter of 2004 decreased by 3.6%. As a percentage of gross sales, cost of sales decreased 2.8 percentage points to 40.6% in the third quarter from 43.4% in the third quarter of 2003. Cost of sales for the thirty-nine weeks ended September 25, 2004, decreased by 4.9%. As a percentage of gross sales, cost of sales year to date decreased 3.7 percentage points to 39.5% from 43.2% in the same period in 2003. These decreases are primarily the result of sales volume reductions along with packaging and productivity initiatives, partially offset by the increased costs associated with the new product line and the increased cost of eggs, oils, and butter.

Gross Margin

Gross margin after depreciation, as a percentage of net sales, was 30.2% and 27.7% for the third quarters of 2004 and 2003, respectively. The 2.5 percentage point improvement resulted from the combined effect of the Family Pack price increase, favorable sales mix and the decrease in cost of sales resulting from the company's productivity initiatives. These positive improvements were partially offset by increased price promotion spending and increased product returns.

Gross margin after depreciation, as a percentage of net sales, was 30.8% and 27.9% for the thirty-nine weeks ended September 25, 2004, and September 27, 2003, respectively. The 2.9 percentage point improvement resulted from the combined effect of the Family Pack price increase, favorable sales mix, and the decrease in cost of sales resulting from the company's productivity initiatives. These positive improvements were partially offset by increased price promotion spending and increased product returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2004 decreased by $1,570 or 12.1% compared to the third quarter of 2003. The decrease resulted from a reduction in marketing spending to fund an increase in price promotion spending, and lower freight costs. This was partially offset by an increase in administrative expenses related to the ERP system implementation and work required by section 404 of the Sarbanes Oxley Act (Sarbox). Selling, general and administrative expenses for the thirty-nine weeks ended September 25, 2004, decreased by $178 or .5% compared to the same period in 2003. The decrease resulted from a reduction in marketing spending to fund an increase in price promotion spending, and lower freight costs. This was partially offset by an increase in administrative expenses related to the ERP system implementation and work required by section 404 of the Sarbox, as well as increased selling expense related to the Pittsburgh and Cleveland route expansion.

Depreciation

Depreciation expense in the third quarter of 2004 increased 11.5% compared to the third quarter of 2003. This increase is primarily due to the amortization of new handheld equipment implemented during the second quarter of 2004. Depreciation expense for the thirty-nine weeks ended September 25, 2004, increased 5.3% compared to the same period in 2003. During the first quarter, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease in depreciation expense of $1,206 for the thirty-nine weeks ended September 25, 2004. Also, depreciation expense increased by $1,143 during the thirty-nine weeks ended September 25, 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current ERP system which is being replaced in the fourth quarter of 2004 when the new ERP system will be implemented.

Non-Operating Items

Interest expense increased by 35.4% in the third quarter of 2004 compared to the third quarter of 2003. Interest expense increased by 44.5% in the thirty-nine weeks ended September 25, 2004, compared to the same period in 2003. These increases are due to increased average borrowing levels and increased average interest rates. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $38, pre-tax.

Other income, net increased in the third quarter and the thirty-nine weeks ended September 25, 2004 compared to the same period in 2003 due to a loss on the disposition of certain equipment in 2003.

The effective income tax rate was 37% for the thirty-nine weeks ended September 25, 2004, and 35% for the same period in 2003, which compares to a federal statutory rate of 34%. Differences between the effective tax rates and the statutory tax rate arise from the effect of state income taxes.

Liquidity and Capital Resources

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A credit facility is maintained with two banks and certain capital and operating leases are utilized. Details of the credit facility can be found in the company's Form 10-K for the year ended December 27, 2003. The company has been and expects to continue to be in compliance with its covenants under the credit facility this year.

Net cash from operating activities for the thirty-nine weeks ended September 25, 2004, decreased by $2,394 compared to the same period in 2003. This decrease was driven by an unfavorable change in assets and liabilities in 2004 compared to 2003. The unfavorable change in assets and liabilities resulted primarily from a smaller increase in accounts payable during 2004 compared to 2003. Prepayments increased in 2004 compared to a decrease in 2003, due to the payment in 2004 of a long-term maintenance contract and costs for new package designs across the entire product line. These unfavorable changes were partially offset by an increase in net income for 2004 compared to a net loss in 2003.

Net cash used for investing activities for the thirty-nine weeks ended September 25, 2004, increased by $2,078 relative to the same period in 2003 principally due to an increase of $2,746 in capital expenditures for the new ERP system and a new production line at the company's Oxford manufacturing location.

Net cash from financing activities for the thirty-nine weeks ended September 25, 2004, increased by $4,588 relative to the comparable period in 2003, due to a $2,000 increase in long-term borrowing, a net increase in short-term borrowing of $1,700 and a $886 reduction in long-term repayments, relative to the prior year.

For the remainder of 2004, the company anticipates that cash flow from operations, along with the continued availability of credit under the company's credit facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements may include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, sales growth by distribution through direct sales programs, private label, institutional sales and other channels of distribution, changes in the company's business strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" and "Risk Factors" in the company's 2003 Annual Report to Shareholders and "Management's Discussion and Analysis" in the company's annual report on Form 10-K for the year ended December 27, 2003, for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets and the company's financial performance. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $38. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, which would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable. For a more detailed explanation see the company's 2003 Annual Report on Form 10-K "Quantitative and Qualitative Disclosure about Market Risk," page 6.

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

As has been previously disclosed, the company is implementing a new enterprise resource planning (ERP) system in the fourth quarter of 2004. The new ERP system will provide the company with an integrated planning, accounting and reporting system which will improve the company's business planning and financial reporting processes. As a result of this system implementation, certain changes to the company's internal control structure will be made in the fourth quarter of 2004 which management believes will maintain and strengthen the company's overall internal controls. Given the timing of the ERP system implementation with relation to the internal control testing required by section 404 of the Sarbanes Oxley Act, there is the risk that there may be insufficient time remaining before fiscal year end 2004 for the company to remediate any deficiencies identified. Management is diligently working to complete all testing and remediation within the Sarbanes Oxley Act deadline.

Item 5.  Other Matters
         -------------

On October 29, 2004, 112,000 shares of restricted common stock were granted to certain executives of the company under the 2003 Long Term Incentive Plan, including 30,000 shares to Charles P. Pizzi, President and Chief Executive Officer; 15,000 shares to David S. Marberger, Senior Vice President and Chief Financial Officer; 15,000 shares to Vincent A. Melchiorre, Senior Vice President and Chief Marketing Officer; 15,000 shares to Blake W. Thompson, Senior Vice President, Supply Chain; 10,000 shares to Autumn R. Bayles, Chief Information Officer; and 5,000 shares to Nancy K. O'Toole, Vice President, Human Resources. Under this grant, the restricted stock will vest in equal one-fifth increments on each anniversary of the date of grant. There is also a performance target which, if achieved, will accelerate the vesting schedule. If the closing price of the company's common stock equals or exceeds $14 per share for 10 consecutive trading days during the five-year vesting period, then any unvested restricted shares will become fully vested on the later of (i) the day on which the performance target has been achieved or (ii) the third anniversary of the date of grant.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a) Exhibits:

              Exhibit 3 - Ammended and Restated Articles of Incorporation dated August 18, 2004

              Exhibit 10.1 - Second Amendment to Employment Agreement for Charles P. Pizzi dated August 19, 2004

              Exhibit 10.2 - Supplemental Executive Retirement Plan Agreement, Amended and Restated effective August 19, 2004 for Charles P. Pizzi

              Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

              The company filed the following reports on Form 8-K during the thirteen weeks ended September 25, 2004:

              On July 27, 2004, the company furnished a report on Form 8-K under
              Item 12, Results of Operation and Financial Condition, attaching a press release announcing its financial results for the second quarter ended June 26, 2004.

              On July 30, 2004, the company furnished a report on Form 8-K under
              Item 5, Other Events. The report disclosed that on July 28, 2004, the Board of Directors declared a regular cash dividend of $0.05 per share and renewed the company's stock repurchase program adopted in July 2003.

              TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     TASTY BAKING COMPANY
                                                 -------------------------------
                                                           (Company)








   November 3, 2004                                 /s/ David S. Marberger
----------------------                           -------------------------------
        (Date)                                        DAVID S. MARBERGER
                                                   SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                   (Principal Financial and
                                                       Accounting Officer)