Form 10-K
period 2004-12-31
TASTY BAKING CO
filed 2005-03-25
CIK 96412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 25, 2004 (52 weeks)

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

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO

The aggregate market value of voting stock held by non-affiliates as of June 26, 2004 is $71,109,187 (computed by reference to the closing price on the New York Stock Exchange on June 26, 2004).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 2005.

              Class                                          Outstanding
              -----                                          -----------
         Common Stock,                                    8,176,898 shares
         par value $.50

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Document
--------
The Registrant has incorporated by reference in Part III of this report on Form 10-K portions of the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 12, 2005 which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's last fiscal year.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART I

Item 1.  Business
-------  --------
The company was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The company manufactures and sells a variety of premium single portion cakes, pies, pretzels, brownies, donuts, and snack bars under the well established trademark, TASTYKAKE(R). These products comprise approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.40 to $0.99 per package and family convenience packages at $2.99. The individual pies include various fruit and cream filled varieties and, at various times of the year, additional seasonal varieties. The pastries and brownies are marketed principally in snack packages and sell at a retail price of $0.99 per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the trademarks JUNIORS(R) and KRIMPETS(R), and chocolate enrobed cakes under KANDY KAKES(R). During 2004 the company introduced a new line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables(TM) which are sold at retail prices ranging from $0.59 for single serve to $3.59 for Family Packs.

Tasty Baking Oxford, Inc., a wholly-owned subsidiary of the company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE(R). The company created the SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands. The SNAK N' FRESH(R) and AUNT SWEETIE'S BAKERY(R) brands were established to enter the private label markets without compromising the reputation of its TASTYKAKE(R) brand although the company does not currently market products under these trademarks. All of the products manufactured at the Oxford facility are sold to the company for resale.

During the fourth quarter of 2001 the company closed the plant of its wholly-owned subsidiary, Dutch Mill Baking Company, Inc. (Dutch Mill), based in Wyckoff, New Jersey. Dutch Mill was then merged into the company's subsidiary, Tasty Baking Oxford, Inc. The trademark DUTCH MILL(R) will remain an asset of the company.

The company's products are sold principally by independent sales distributors through distribution routes to approximately 15,000 retail outlets in Delaware, Maryland, New Jersey, New York, Pennsylvania and Virginia, which make up the company's principal market. During 2003, the core route regions were expanded to include the eastern shore of Maryland, Pittsburgh, Pennsylvania and Cleveland, Ohio. This method of distribution for direct store deliveries via independent sales distributors has been used since 1986. The company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities located in many areas of the country. The company has formed alliances with distributors that can warehouse and distribute the Tastykake product line most effectively in both fresh and frozen forms. During 2003, the company refocused its efforts in its core sales distributor business, while at the same time, carefully evaluated existing and new business possibilities outside the core market. As a result, the decision was made in 2003 to pull out of the West Coast markets and add 36 new routes to the core region. Products are sold throughout the continental United States and Puerto Rico via third party distributorships. The company also distributes its products through the TastyShop program, whereby consumers can call a toll-free number or visit the company's website to order a variety of Tastykake gift packs for home delivery.

During 2002, the company closed its remaining 18 thrift stores which did not meet the profitability objectives set by the company. The company closed 6 stores during the second quarter of 2002 and closed the remaining 12 stores as of year end 2002. The company has recorded restructuring charges related to the closures. The company's thrift store program was first implemented at the end of 2000. The purpose of the thrift stores was to recover the cost of stale, damaged and other products not generally salable through normal distribution channels, to recoup part of the cost of developing and introducing new products into the marketplace, and to raise consumer awareness and acceptance of the company's products.

The company's top 20 customers represent 57.9% of its 2004 net sales. The top customer, Wal-Mart, represents 16.3% of the company's net sales for 2004. This relationship has been reasonably consistent over the prior two years. All customers in the route sales area are serviced by independent sales distributors. If any of the customers in this group changed their buying patterns with the company, its current sales levels could be adversely affected.

The company conducts advertising programs which utilize outdoor billboard campaigns, newspapers, consumer coupons, and radio advertising. During 2004, the company focused on point of sale marketing, introducing new packaging for the

-------     ---------------------

entire product line plus new products and expanded varieties on existing products. In 2005 the company expects to engage in more billboard advertising and an elevated level of radio advertising campaigns.


The company is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets. The company specializes in premium single portion snack cakes and pies. The company is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition. The company has a significant market share throughout its principal marketing area.

Outside of its principal marketing area, awareness of the company's trademarks and reputation is not as strong and the company's market share is generally less significant. In these markets, the company competes for the limited shelf space available from retailers, leveraging product quality, price promotions and consumer acceptance. The company has been able to solidify its sales outside of its principal marketing area through the distribution of its products using mass merchandisers, third party distributors, convenience stores and other methods of distribution.

The company's principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation ("Interstate") which owns three major brands in this category - Hostess, Dolly Madison and Drakes. Interstate is a large publicly held corporation which has achieved national recognition of its Hostess brand name through advertising. Interstate competes on price, product quality and brand name recognition. Interstate filed for Chapter 11 Bankruptcy protection in 2004. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie as a low price snack cake. Little Debbie holds the largest share of the snack cake market in the United States. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the company for a portion of the overall snack market. George Weston Foods competes in the multi-serve and single-serve baked goods market under the brand name of Entenmann's. Local independent bakers also compete in a number of regional markets. In addition, there are national food companies that are expanding their snack product offerings in our category.

The company is dependent upon sugar, eggs, oils, flour and cocoa for its ingredients and paperboard for its packaging. The price of sugar is expected to remain stable through 2005 even though demand is down due to allotment control by the USDA, which is expected to keep the sugar pricing structure stable. Egg pricing was volatile in 2004 but is expected to stabilize for 2005. Flour pricing was high in 2004. In 2005, with sluggish export demand due to foreign competition, the flour pricing is expected to stabilize. For 2005, the soybean crop is expected to be very good and world-wide production output is also expected to be good. Therefore, the company expects some softening in prices for oils in 2005. Cocoa pricing has been volatile. Although the crops were good in November 2004, political unrest in the Ivory Coast and elections in 2005 have caused the pricing outlook to be uncertain. The entire paperboard market is having capacity issues due to high exports and construction due to the hurricanes along the East Coast of the U.S. in 2004 along with continued growth in disposable consumer paper products. Paper product pricing continues to increase because of limited supply.

The company's policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks of sales, while the ratio of current assets to current liabilities is generally maintained at a level between 1.3 and 2.5 to 1.

The company believes that our brand trademarks such as "Tastykake(R)" and "Tastykake Sensables(TM)" and product trademarks such as "Krimpets(R)," "Kreamies(TM)," "Juniors(R)," and "Kandy Kakes(R)" are of material importance to the company's strategy of brand building. The company takes appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property. The company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing our products.

The company sells seasonal and holiday products as well as its core products throughout the year.

The company's plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

In the past the company has made investments based on compliance with environmental laws and regulations. Such expenditures have not been material with respect to the company's capital expenditures, earnings or competitive position.

-------     ---------------------

The company employs approximately 1,100 persons, including approximately 160 part-time employees. In January 2005, approximately 65 maintenance employees voted to be represented by a labor union but they have not commenced negotiations for a collective bargaining contract. The company does not expect this situation to have a material impact on the financial results of the company.

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are made available free of charge through the company's website the same day as they are made available on the SEC website. These reports are available by going to the company's website at www.tastykake.com, under the "Corporate Info, Annual Reports & SEC Filings-SEC website" captions. See the first paragraph of Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the company's website at www.tastykake.com, under the "Corporate Info-Corporate Governance" captions or are available upon written request directed to the Secretary of the Company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

The company will also post to its website any amendments to the Business Code of Conduct, or a waiver from the provisions of the Code of Business Conduct relating to the company's principal executive officers or directors. Waivers will be located under the "Corporate Info-Corporate Governance-Waivers" caption.

On May 20, 2004, the company filed the Chief Executive Officer certification with the New York Stock Exchange as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 2.     Properties
-------     ----------

The locations and primary use of the materially important physical properties of the company and its subsidiaries are as follows:


    Location                           Primary Facility Use
    --------                           --------------------

   2801 Hunting Park Avenue           Certain Corporate Offices,
   Philadelphia, PA (1)               Production of cakes, pies, snack bars and donuts

   3413 Fox Street                    Sales and Finance Offices, Data Processing Operations,
   Philadelphia, PA (2)               Office Services and Warehouse

   700 Lincoln Street                 Tasty Baking Oxford Offices,
   Oxford, PA (3)                     Production of honey buns, mini donuts and donut holes


(1) This property is recorded as a capital lease. See Note 6 of the Consolidated Financial Statements.

(2)  This property is owned by Tasty Baking Company.

(3) This property was purchased and is owned by Tasty Baking Oxford, Inc. It is secured by a first party mortgage as collateral under the company's credit facility as described in Note 5 of the Consolidated Financial Statements.

In addition to the above, the company leases various other properties used principally as local pick-up and distribution points. All of these properties are sufficient for the business of the company as now conducted.


Item 3.     Legal Proceedings
-------     -----------------

The company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the company. However, if one or more of such matters were determined adversely to the company, the ultimate liability arising therefrom is not expected to be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

In November 1998, nine (9) independent route sales distributors (Plaintiffs), on behalf of all present and former route sales distributors, commenced suit against the company seeking recovery from the company of amounts (i) which the sales distributors paid in the past to the Internal Revenue Service on account of employment taxes, and (ii) collected by the company since January 1, 1998, as an administrative fee from all unincorporated sales distributors. The company removed the action to the United States District Court for the Eastern District of Pennsylvania and was successful in having the action dismissed with prejudice as to all federal causes of action on March 29, 1999.

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors (representing approximately 40% of the company's current routes), consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom is not expected to be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                                     PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder Matters
-------   ----------------------------------------------------------------------


Quarterly amounts have been reclassified for comparative purposes
(000's, except per share amounts)
All disclosures are pre-tax, unless otherwise noted Earnings per share
(EPS) by quarter may not agree with fiscal year EPS due to rounding and shares outstanding.

Quarterly Summary (Unaudited)

Summarized quarterly financial data and market prices for the company's common stock for 2004 and 2003 are as follows:


                                                First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------

2004(a)
Gross sales                                 $  68,360         $  64,837         $ 62,724         $  63,108      $   259,029
Net sales                                      40,478            40,055           39,310            39,218          159,061
Gross profit (after depreciation)              12,423            12,478           11,823            10,934           47,658
Net income (loss)                                 483               654              217              (111)           1,243
Per share of common stock:
         Net income (loss):
              Basic and diluted                   .06               .08              .03              (.01)             .15
         Cash dividends                           .05               .05              .05               .05              .20
Market prices:
         High                                   10.75              9.85              9.49             8.48            10.75
         Low                                     9.87              8.90              7.80             7.90             7.80
2003(b)
Gross sales                                  $ 64,372          $ 62,944         $  60,837        $  62,495      $   250,648
Net sales                                      40,984            40,191            38,948           39,006          159,129
Gross profit (after depreciation)              11,201            11,450            10,707            9,935           43,293
Net income (loss)                                 482               389            (1,433)          (1,800)          (2,362)
Per share of common stock:
         Net income (loss):
              Basic and diluted                   .06               .05              (.18)            (.22)            (.29)
         Cash dividends                           .05               .05               .05              .05              .20
Market prices:
         High                                    9.60              9.91             11.30            10.08            11.30
         Low                                     7.20              7.86              9.20             7.50             7.20


Each quarter consists of thirteen weeks. The market prices of the company's stock reflect the high and low price by quarter as traded on the New York Stock Exchange. The approximate number of holders of record of the company's common stock (par value $ 0.50 per share) as of February 18, 2005, was 2,722.

(a) In the second quarter 2004, the company realized a $75 gain from the sale of a route to an independent sales distributor.

     In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

     Also, in the fourth quarter 2004, the company recorded additional pension expense in the amount of $771, in connection with the company's method of immediately recognizing gains and losses that fall outside the pension corridor. Of this amount, $540 was charged to cost of goods sold.

(b) During the fourth quarter of 2003, the company incurred a $429 restructure charge related to specific arrangements made with senior executives who departed the company in 2003. During 2003, there were restructure charge reversals of $220, $95, $129 and $56 during the first, second, third and fourth quarters, respectively, related to the favorable settlement of thrift store leases reserved in the 2002 restructuring.

     During the fourth quarter of 2003, the company realized a $1,077 gain from the sale of eleven routes to independent sales distributors in Maryland.

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters
-------  ----------------------------------------------------------------------
(continued)
-----------


Dividends

The declaration and payment of dividends is subject to the discretion of the company Board of Directors ("Board"). The Board bases its decisions regarding dividends on, among other things, general business conditions, the company's financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of the company's Credit Facility as amended, the company is permitted to pay annual dividends in an amount equal to the excess of the company's tangible net worth over $39.8 million.

Issuer Purchases of Equity Securities

On July 28, 2004, the Board of Directors renewed the company's stock repurchase program originally adopted in July 2003. Under the program, the company may acquire up to 400,000 shares of Tasty Baking Company common stock, which is approximately 5% of the shares outstanding, through July 29, 2006. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of the company's common stock purchased on the open market by the company during the fourth quarter of fiscal 2004 under the stock repurchase plan.


   -------------------- -------------------------- -------------------------- -------------------------- ------------------------
   Period                  (a) Total Number of      (b) Average Price Paid       (c) Total Number of      (d) Maximum Number (or
                            Shares (or Units          per Share (or Unit)         Shares (or Units)         Approximate Dollar
                               Purchased)                                        Purchased as Part of        Value) of Shares (or
                                                                                Publicly Announced Plans     Units) that May Yet Be
                                                                                     or Programs           Purchased Under the
                                                                                                            Plans or Programs
   -------------------- -------------------------- -------------------------- -------------------------- ------------------------
   September 26  -                  -                          -                          -                      400,000
   October 30
   -------------------- -------------------------- -------------------------- -------------------------- ------------------------
   October 31-                   11,400                      $8.32                     11,400                    388,600
   November 27
   -------------------- -------------------------- -------------------------- -------------------------- ------------------------
   November 28-                     -                          -                          -                      388,600
   December 25
   -------------------- -------------------------- -------------------------- -------------------------- ------------------------
   Total                         11,400                      $8.32                     11,400                    388,600
   -------------------- -------------------------- -------------------------- -------------------------- ------------------------


Item 6.   Selected Financial Data
-------   -----------------------

(000's, except per share amounts)
 All disclosures are pre-tax, unless otherwise noted


Five Year Selected Financial Data

                                              2004(a)           2003(b)          2002(c)           2001(d)             2000
---------------------------------------------------------------------------------------------------------------------------

Operating results
     Gross sales                           $  259,029        $  250,648        $ 255,504        $  255,336        $ 249,691
     Net sales (e)                         $  159,061        $  159,129        $ 162,263        $  166,245        $ 162,877
     Net income (loss)                     $    1,243        $   (2,362)       $  (4,341)       $    6,320        $   8,144


Per share amounts
     Net income:
         Basic                             $      .15        $     (.29)       $    (.54)       $      .79        $    1.04
         Diluted                           $      .15        $     (.29)       $    (.54)       $      .78        $    1.04
     Cash dividends                        $      .20        $      .20        $     .48        $      .48        $     .48
     Shareholders' equity                  $     4.99        $     5.24        $    5.86        $     6.84        $    6.40

---------------------------------------------------------------------------------------------------------------------------

Financial position
     Working capital                       $    6,769        $    7,585        $  15,467        $   18,284        $  15,474
     Total assets                          $  118,502        $  117,243        $ 116,560        $  116,137        $ 112,192
     Long-term obligations                 $   13,159        $   12,705        $  12,486        $   14,603        $  16,843
     Shareholders' equity                  $   40,787        $   42,419        $  47,525        $   55,065        $  50,174
     Shares of common stock
         outstanding                            8,178             8,097            8,104             8,052            7,845

---------------------------------------------------------------------------------------------------------------------------

Statistical information
     Capital expenditures                  $    9,295        $    6,676        $   5,359        $    7,314        $   8,116
     Depreciation                          $    7,711        $    7,148        $   6,807        $    7,204        $   7,759
     Average common shares
         outstanding:
         Basic                                  8,103             8,098            8,075             7,998            7,837
         Diluted                                8,109             8,104            8,159             8,140            7,861

---------------------------------------------------------------------------------------------------------------------------



(a) In the second quarter 2004, the company realized a $75 gain from the sale of a route to an independent sales distributor.

     In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

     Also, in the fourth quarter 2004, the company recorded additional pension expense in the amount of $771, in connection with the company's method of immediately recognizing gains and losses that fall outside the pension corridor.

(b) During the fourth quarter of 2003, the company realized a $1,077 gain from the sale of eleven routes to independent sales distributors in Maryland.

     During the fourth quarter of 2003, the company incurred a $429 restructure charge related to specific arrangements made with senior executives who departed the company in 2003. During 2003 the restructure charge was offset by $500 in restructure charge reversals resulting from the favorable settlement of thrift store leases reserved in the 2002 restructuring, resulting in a 2003 net restructure charge reversal of $71.

(c) During the second quarter of 2002, the company incurred a $1,405 restructure charge related to its decision to close six thrift stores and to eliminate certain manufacturing and administrative positions. During the fourth quarter of 2002, the company incurred a $4,936 restructure charge related to the closing of the remaining twelve thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002.

     Also, during the fourth quarter of 2002, the company recorded additional pension expense in the amount of $4,656, in connection with the company's method of immediately recognizing gains and losses that fall outside the pension corridor.

(d) During the fourth quarter of 2001, the company incurred a $1,728 restructure charge related to its decision to close its Dutch Mill Baking Company production facility and two company thrift stores.

(e) For comparative purposes net sales for 2001 and 2000 have been reclassified to reflect changes in accounting for thrift stores and cooperative advertising. The change was an increase of $1,637 for 2001 and a decrease of $1,406 for 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Statements contained in this Annual Report on Form 10-K, including but not limited to those under the headings "Business," "Legal Proceedings" and "Management's Discussion and Analysis," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the company. These forward-looking statements can be identified by the use of such words as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "would," "is likely to," or "is expected to" and other similar terms. They include comments about legal proceedings, competition within the baking industry, availability and pricing of raw materials and capital, sales growth through its independent sales distributors, regional distributors, route expansion, new packaging, private label, food service, institutional sales and other channels of distribution, changes in and execution of the company's business strategies and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are various factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, which include changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the retention of key employees, the ability to develop and market in a timely and efficient manner new products which are accepted by consumers, credit and business risks related to our customers which operate in a competitive retail food industry, and business disruption due to political instability, armed hostilities, incidents of terrorism or responses to these or similar events or conditions. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described below as "Risk Factors." Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. The company undertakes no obligation to publicly revise or update such statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the company (such as in the company's filings with the SEC or in company press releases) on related subjects.

Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the company's reported results of operations and financial position. The company's significant accounting policies are more fully described in Note 1 to the company's audited consolidated financial statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the company and (ii) their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Customer sales and promotions
The company offers various sales incentive programs to customers and consumers, such as cooperative advertising programs, price discounts, in-store display incentives and coupons. These expenses are accounted for as a reduction of sales. The recognition of expense for some of these programs involves the use of judgment related to performance and redemption estimates. Estimates are based on historical experience and other factors.

Collections
The company performs ongoing credit evaluations of customers' financial conditions and makes quarterly estimates of its collectability of its accounts receivable balances. Management specifically analyzes accounts receivable trends and historical bad debts, customer concentrations, customer credit worthiness, levels of customer deductions, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.


Long-lived asset impairment
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that the expected future undiscounted net cash flows of the related asset is less than the asset's carrying value, an impairment loss is recognized.

Pension and Postretirement Plans
Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. A sensitivity analysis for pensions is included in Note 8 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 9. Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the generally accepted accounting principles in the United States. In addition, the company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur. For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, and that makes it difficult to estimate. The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income. Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the company to have pension expense or income within its allowable pension corridor. Actual results may differ from the company's assumptions and may impact the reported liability and expense amounts reported for pensions and postretirement benefits.

Workers' Compensation Expense
Accounting for workers' compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. Actual results may differ from the company's assumptions, which may have an impact on the reported expense or liability for workers' compensation.

Income Tax Valuation
The company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards ("NOL's"). These carryforwards expire in varying amounts between 2005 and 2024. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The company has recorded a deferred income tax asset benefit for unused federal AMT credits, which do not expire, and for unused state tax credits, which expire in varying amounts between 2005 and 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $407 has been established as management believes that a portion of the state credits may not be realized since NOL's must be utilized before the state credits.

Results of Operations
(000's, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the company's consolidated statements of operations:


                                                                     52 Weeks Ended       52 Weeks Ended    52 Weeks Ended
                                                                      Dec. 25, 2004        Dec. 27, 2003     Dec. 28, 2002
--------------------------------------------------------------------------------------------------------------------------

Gross sales                                                              100.0%                  100.0%           100.0%
Discounts and allowances                                                  38.6                    36.5             36.5
Net sales                                                                 61.4                    63.5             63.5
Costs, expenses and other
         Cost of sales                                                    40.0                    43.4             43.6
         Depreciation                                                      3.0                     2.9              2.7
         Selling, general & administrative expenses                       17.7                    19.2             17.9
         Restructure charge net of reversals                               -                       -                2.5
         Interest expense                                                   .5                      .4               .4
         Gain on sale of routes                                            -                       (.4)             -
         Other income, net                                                 (.4)                    (.3)             (.5)
Income (loss) before provision for income taxes                             .7                    (1.5)            (3.1)
Provision for (benefit from) income taxes                                   .2                     (.6)            (1.4)
Net income (loss)                                                           .5                     (.9)            (1.7)



Net income for the fiscal year ended December 25, 2004, was $1,243 or $0.15 per fully diluted share. Net loss for the fiscal year ended December 27, 2003, was $2,362 or $0.29 per fully diluted share. Net loss for the fiscal year ended December 28, 2002, was $4,341 or $0.54 per share.

Sales
Gross sales  increased  by 3.3% in 2004  compared to 2003.  Gross sales  through independent sales distributors in the Mid-Atlantic region (core routes) increased by 5.3% in 2004, primarily driven by list price increases instituted on the Family Pack product line, the new Tastykake Sensables(TM) product line launched in August 2004 and the impact of the new route territories added in Pittsburgh and Cleveland in the fourth quarter of 2003. Gross sales outside the core route region (non-route) decreased in 2004 by 2.1% compared to 2003 primarily due to a three month impact of the company's exit from business on the West Coast in support of the company's renewed focus on the core routes. Gross sales declined 1.9% in 2003 compared to 2002. Gross sales in the core routes increased by 3.7% in 2003; driven by the increased number of new routes in Maryland and the expansion into Pittsburgh and Cleveland. Other factors contributing to the change in core route sales during 2003 included price increases instituted on certain product lines and new product introductions, which were offset by the negative volume effect of decreases in promotional activity and the discontinuation of certain low profit items. Non-route gross sales declined by 14.8% in 2003 compared to 2002. The decline was primarily attributable to the company's exit from business on the West Coast at the end of the first quarter 2003.

Net sales in 2004 were relatively unchanged when compared to 2003. Sales increases due to the Family Pack price increase, launch of Sensables and expansion into Pittsburgh and Cleveland were offset by increased returns and promotional spending. Net sales declined 1.9% in 2003 compared to 2002, which is consistent with the decline in gross sales. A reduction in discounts and promotions for 2003 was offset by the unfavorable impact of increased product returns over 2002 and the existence of thrift stores sales in 2002.

Cost of Sales
During the fourth quarter of 2004, the company recorded additional pension expense in the amount of $771, in connection with the company's method of immediately recognizing gains and losses that fall outside the pension corridor and a curtailment charge in connection with the company's decision to freeze benefit accruals effective March 26, 2005. Of this expense, $540 was included in cost of sales and $231 was included in selling, general and administrative expenses. The company expects the volatility of the pension expense to decrease in future years due to the freeze in benefit accruals on March 26, 2005. During 2003 there were no additional pension expense or income items related to the company's method of immediately recognizing gains and losses that fall outside the pension corridor. During 2002, the company recorded additional pension expense in the amount of $4,656, in connection with the company's method of immediately recognizing gains and losses that fall outside the pension corridor. Of this expense, $3,259 was included in cost of sales and $1,397 was included in selling, general and administrative expense.

Cost of sales, as a percentage of gross sales, was 40.0%, 43.4% and 43.6% in 2004, 2003 and 2002, respectively. Cost of sales as a percentage of gross sales decreased in 2004 compared to 2003 primarily due to sales price increases on the

Family Pack product line and decreased product packaging costs of approximately $1,500, partially offset by increased ingredient costs and increased pension expense. Cost of sales as a percentage of gross sales remained constant in 2003 compared to 2002. Favorability from price increases instituted in 2003 and reduced pension expense was offset by increased cost of labor and ingredients.

Gross Margin
Gross margin after depreciation, as a percentage of net sales, was 30.0%, 27.2% and 27.1% in 2004, 2003 and 2002, respectively. Gross margin increased in 2004 compared to 2003 due to sales price increases and decreased product packaging costs. This savings was partially offset by increased returns, ingredient costs, pension expense and the company's decision to increase promotional spending to support the price increase and new product introductions. Gross margin remained constant from 2003 compared to 2002 due to price increases and reduced pension expense offset by the increased cost of labor, certain ingredients and inventory write-offs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 5.0%, or $2,398, in 2004 compared to 2003 due the company's decision to decrease marketing spending to compensate for the increase in promotional spending. This reduction in operating expenses was partially offset by an increase in administrative expense for auditing and consulting fees in conjunction with the company's compliance work for Sarbanes-Oxley Section 404 as well as $231 in increased pension expense. Selling, general and administrative expenses in 2003 increased 5.5%, or $2,490, compared to 2002 primarily due to increased marketing spending as well as selling and administrative expenses for the launch into the Pittsburgh and Cleveland markets. This increase was partially offset by reduced pension expense and reduced selling, general and administrative expenses resulting from the thrift store closings in December 2002.

Depreciation
Depreciation expense in 2004 increased 7.9% compared to 2003. This increase is primarily due to the amortization of new handheld equipment placed into service during the second quarter of 2004. During the first quarter, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. These changes in estimates resulted in a decrease in depreciation expense of $1,608 in 2004. Also, depreciation expense increased by $1,524 in 2004 due to a change in estimated useful lives of certain machinery, leasehold improvements and acceleration of depreciation of the former enterprise resource planning system which was replaced in the fourth quarter of 2004. Depreciation expense in 2003 increased 5.0% compared to 2002. The 2003 increase reflects the increased capital expenditures made for the bakeries' production equipment, upgraded office facilities, technology and investment in trucks purchased for the route expansion.

Non-Operating Items
Other income, net, increased $256 in 2004 compared to 2003 due to a gain on the sale of equipment compared to a loss in the prior year. Other income, net, decreased by $292 in 2003 compared to 2002 due to a loss on disposal of certain assets and decreased interest income from independent sales distributor loans caused by interest rate decreases.

Interest expense in 2004 increased by $345 compared to 2003, primarily due to rate increases from a change in credit spreads on certain credit facilities. Interest expense in 2003 decreased by $157 compared to 2002 due to decreased average borrowing levels partially offset by increased average interest rates. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets. It is expected that a one percentage point increase in interest rates would result in additional annual expense of approximately $130.

The effective tax rates were a provision of 32.7% in 2004 and a benefit of 36.9% and 45.2% in 2003 and 2002, respectively. These rates compare to a federal statutory rate of 34.0%. In 2004 the difference between the effective rate and the statutory rate is the result of state tax benefits generated from reported state losses, partially offset by a valuation allowance for neighborhood assistance credits established in 2003 which are not assured of recovery and a state tax charge for the retroactive disallowance of certain deductions in the state of Maryland. The difference between the effective rate and the statutory rate in 2003 is principally due to the effect of state income taxes and the establishment of a valuation allowance for neighborhood assistance credits in 2003 related to years 2000 through 2002 which are not assured of recovery. In 2002, the difference between the effective rate and the statutory rate is the reversal of taxes accrued for prior year amounts that are no longer likely of assertion.

In the second quarter 2004, the company realized a gain of $75 from the sale of a route to an independent sales distributor. In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9. See Note 2 to the company's audited financial statements.

During 2003, the company realized a gain of $1,077 from the sale of eleven routes to independent sales distributors in Maryland. For 2003, there was a net restructure charge reversal of $71. Included in this net reversal was a restructure charge of $429 incurred during the fourth quarter of 2003 for costs related to specific arrangements made with senior executives who departed the company. Also included during 2003 were restructure charge reversals totaling $500, resulting from the favorable settlement of thrift store leases reserved in the 2002 restructuring. See Note 2 to the company's audited consolidated financial statements.

During 2002, the company incurred a $6,341 restructure charge related to its decision to close company owned thrift stores and to eliminate certain manufacturing and administrative positions. See Note 2 to the company's audited consolidated financial statements.

Liquidity and Capital Resources
Current assets at December 25, 2004 were $30,153 compared to $32,004 at December 27, 2003, and current liabilities at December 25, 2004, were $23,384 compared to $24,419 at December 27, 2003. The decrease in current assets is primarily related to a prepayment for a 2003 carryback of a federal tax loss which was collected in 2004. This was partially offset by an increase in accounts receivable, net of the allowance. The accounts receivable allowance increased by $1,200 which can be attributed to a reserve for customer credits not yet issued for certain promotional deals. The decrease in current liabilities in 2004 was principally related to a decrease in short term notes payable and 2004 cash payments against the restructuring reserve, partially offset by an increase in the accrual for worker's compensation resulting from certain large claims during 2004.

Cash and Cash Equivalents
Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A Credit Facility ("Facility") is maintained with two banks ("Bank Group") and certain capital and operating leases are utilized. Contractual obligations arising under these arrangements and related commitment expirations are detailed in Notes 5 to 7 to the company's audited consolidated financial statements.

Subsequent to the company's fourth quarter of 2004, the company and the Bank Group amended the Facility ("Amended Facility") 1) to waive certain covenant violations that existed on December 25, 2004; 2) to amend the Facility's definitions to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor; 3) to amend the limit on capital expenditures for 2005 to $10 million; 4) to amend the minimum Tangible Net Worth required; and 5) to extend the maturity of the 364-day line to March 20, 2006. The waivers obtained cured the company's covenant violations for its 2004 capital expenditures and its required Tangible Net Worth. Further, the company expects to enter into negotiations with the Bank Group in 2005 to extend the maturity of the three-year revolving line beyond its current maturity date of January 22, 2007.

Net cash from operating activities in 2004 increased by $3,978 compared to 2003. The increase primarily resulted from an increase in net income when compared to the net loss in 2003 and a decrease in restructure payments. Partially offsetting these favorable changes were net unfavorable changes in assets and liabilities including an increase in receivables compared to a decrease in the prior year and a smaller increase in accounts payable partially offset by a decrease in prepayments from the collection of a federal income tax refund.

Net cash from operating activities in 2003 decreased by $712 compared to 2002. Focus on working capital management resulted in a $4,191 increase in cash from the changes in assets and liabilities. This favorable change was more than offset by the decrease in cash from operating income compared to 2002.

Net cash used for investing activities in 2004 increased by $2,679 compared to 2003. The increase in capital expenditures was for the new enterprise resource planning system and a new production line at the company's Oxford manufacturing location. Capital expenditures totaled $9,295 in 2004.

Net cash used for investing activities in 2003 increased by $1,732 compared to 2002, principally due to an increase in capital expenditures and an increase in loans to independent sales distributors which exceeded repayments in 2003. Capital expenditures totaled $6,676 in 2003. These expenditures were made primarily for the upgrade of the office facilities, the bakeries' production equipment, technology and investment in trucks to be sold to independent sales distributors in route expansion territories.

Net cash used for financing activities in 2004 increased by $764 compared to 2003, principally due to an increase in net debt repayments compared to 2003.

Net cash used for financing activities in 2003 decreased by $2,280 compared to 2002, principally due to a reduction of dividends paid. The company reduced its quarterly dividend to $0.05 in 2003. The quarterly dividend had been $0.12 per share since 1997.

The company anticipates that for the foreseeable future cash flow from operating activities along with the continued availability of the Amended Facility and other long-term lease financing will provide sufficient cash for planned capital expenditures and other operating and financing requirements.

Certain Financing Activity
Future payments due under debt, lease and employee benefits obligations as of December 25, 2004, are reflected in the following table:


        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
         Fiscal Year         Capital lease          Noncancelable        Notes       Long-term     Estimated      Total (c)
                                                                                                   Employee
                              obligations                                                           Benefit
                          (at 11.0% and 5.9%)     operating leases    Payable (a)     Debt (b)     Payments
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
             2005             $    1,142               $   1,747       $ 2,900           -          $   510     $    6,299
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
             2006             $    1,142               $   1,440           -             -          $   510     $    3,092
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
             2007             $    1,089               $    701            -           $9,000       $   502     $   11,292
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
             2008             $      581               $    487            -             -          $   492     $    1,560
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
             2009             $      561               $    146            -             -          $   469     $    1,176
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
          Thereafter          $    2,525               $      4            -             -          $ 2,258     $    4,787
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------
                 Total        $    7,040               $   4,525       $ 2,900         $9,000       $ 4,741     $   28,206
        --------------- ------------------------- ------------------ -------------- ------------- ------------ -------------

(a) On March 21, 2005, the company extended the maturity of its 364-day line in the Credit Facility to March 19, 2006. On the consolidated balance sheet, the 364-day line is reflected as a current liability as the balance fluctuates daily based on working capital requirements.

(b) On January 23, 2004, the company extended the maturity of its revolving line in the Credit Facility to January 22, 2007.

(c) In addition to the obligations listed in this chart, the company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximate $60 to $65 million annually. These items are obtained by purchase orders on an as needed basis. As of December 25, 2004, the company does not have any purchase commitments that extend beyond a twelve month period.

There is no minimum cash contribution for the Pension Plan in 2005. The company is expecting to make a cash contribution in 2005 but has not determined the amount.

Recent Accounting Statements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company expects to adopt FAS 123(R) in July 2005. The company expects to select the Modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. The company is currently evaluating the impact of the adoption of the Share Based Payments, but does not expect a material impact compared to the pro forma amounts.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The company does not expect any changes to its financial accounting and reporting as a result of the implementation of SFAS No. 151.

Risk Factors
Competition
The company is engaged in a highly competitive business. The number of choices facing the consumer on how to spend snack food dollars, particularly with the introduction of more convenient packaging of traditional products, both sweet and salty, has increased significantly over the last several years. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, national distribution systems, and nationally recognized brands with large advertising and promotion budgets. Increased competition could result in lower sales, profits, and market share.

Concentration of Customers
The company's top twenty customers represent 57.9% of its 2004 net sales dollars, 56.0% of its 2003 net sales dollars, and 55.9% of its 2002 net sales dollars. The company's largest customer, Wal-Mart, represents 16.3% of the net sales in 2004, 15.2% of net sales in 2003, and 13.3% of net sales in 2002. All customers in the route sales area are serviced by independent sales distributors. If any of the top twenty customers change their buying habits, the company's sales and profits could be adversely affected.

Commodity Prices
The company is dependent upon sugar, eggs, oils, flour and cocoa for its ingredients and paperboard for its packaging. Commodity prices have been volatile and may continue to be volatile. Any substantial increase in commodities prices may have an adverse impact on the company's profitability.

Consumer Preferences
The company's success is attributable to the company's ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences. Consumer preference changes, and the company's failure to anticipate, identify or react to these changes, could result in reduced demand for the company's branded products, which could adversely affect the company's financial and operational results.

Long-term Receivables
The company's long-term receivables represent loans issued to its independent sales distributors for the purchase of route territories and delivery vehicles. These loans are issued through a wholly-owned subsidiary, TBC Financial Services, Inc. Current lending guidelines require significant collateral to minimize the company's risk in the event of default by an independent sales distributor and the company's loss history has been minimal. However, the collectibility of the entire loan portfolio is directly related to the company's current route distribution system and the individual independent sales distributor's ability to repay the loan, which is directly related to the economic success of the route. In addition, any external event or circumstance that impacts the independent sales distributors may also affect the long-term receivables.

Core vs. Expanded Market
Historically, independent sales distributors have accounted for the largest part of the company's revenues. Prior to 2003 as the company expanded outside of its core Mid-Atlantic route market, the percentage of volume began to shift toward more non-route business, causing some erosion of the company's gross margin. As part of management's new strategy in 2003, the company refocused its efforts on its core independent sales distributor business, while at the same time, carefully evaluated existing and new business possibilities outside the core market. If the company is unable to further develop brand recognition in the expanded markets, sales could be adversely affected.

Production and Inventory Management
The company's products have limited shelf life. Production planning and monitoring of demand is essential to effective operations, both to fulfill customer demand and to minimize the level of returns. Delays in getting the product to market such as transportation or bad weather may cause loss of sales, which could adversely affect the company's operating results.

Production Facilities
The company has two production facilities: Philadelphia and Oxford, Pennsylvania. The Philadelphia facility is a multi-storied manufacturing facility where the company's signature products are exclusively manufactured. The Oxford facility is a single-story manufacturing facility with expansion possibilities. The loss of either production facility due to casualty could have an adverse impact on the company's results of operations.

Availability of Capital
The company has historically been successful in generating the funds necessary for capital improvements through internally generated sources and limited borrowings. Future capital programs and the expansion of the company's markets may be affected by the availability and cost of capital in the equity and debt markets.

Interest Rates
Fluctuation in interest rates will affect the company's recognition of interest expense related to its short and long-term debt, and the interest income it realizes on its long-term receivables.

Governmental Regulation
The company's products and properties are subject to regulation by various federal, state and local government entities and agencies. Compliance with, violation of or increased regulations could have a material adverse impact on the company's operations and financial results. The company is unable to predict whether any entity or agency will adopt any regulations that would have a material impact on the company's operating results.

Litigation
The company is involved in legal proceedings, most of which are routine and have arisen in the ordinary course of business. The company is unable to predict the outcome of litigation, but it does not believe that the ultimate resolution of any matter will have a material adverse effect on the financial position or results of operations of the company. However, if one or more of such matters were determined adversely, the ultimate liability arising therefrom could be material to results of operations in the quarter or annual period it is determined.

Pension Expense
Accounting for pension expense requires the use of estimates and assumptions including discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover, all of which affect the amount of expense recognized by the company. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above assumptions, market volatility and the company's election in 1987 to recognize all pension gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense from year to year, which could adversely affect the company's operating results. This election is unique to the company as most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. The company's pension plan is also the owner of its Philadelphia production property, which it leases back to the company under a long-term capital lease. An impairment of this asset may impact the company's pension expense and the cash contributions that it is required to make to the pension plan.

Intellectual Property and Trade Secrets
The company has taken efforts to protect its trademarks, copyrights and trade secrets as the company considers its intellectual property rights important to its success. However, other parties may take actions that could impair the value of the company's proprietary rights or reputation of its brands. Any such impairment could adversely affect the company's business. Moreover, protecting the company's intellectual property and other proprietary rights could be costly and any increase in the unauthorized use of the company's intellectual property could make it more expensive to do business and therefore, adversely affect the company's operating results.

Economic Conditions
The company's business may be adversely affected by changes in economic and business conditions nationally and particularly within its core market. In addition, the business strategies implemented by management to meet these business conditions and other market challenges may have a significant impact upon the company's future results of operations.


Item 7A.       Quantitative and Qualitative Disclosure about Market Risk
--------       ---------------------------------------------------------

The company has certain floating rate debt notes. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. It is expected that a one percentage point increase in interest rates would result in additional annual expense of approximately $130,000. The company also has notes receivable from sales distributors whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt notes payable. Information on the debt and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 5 and 4, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data
-------  --------------------------------------------------------

                          Index to Financial Statements
                                                                Page

Report of Independent Registered Public Accounting Firm          18

Operations and Retained Earnings                                 20

Cash Flows                                                       21

Balance Sheets                                                   22

Changes in Capital Accounts                                      24

Notes to Consolidated Financial Statements                       25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

We have completed an integrated audit of Tasty Baking Company's 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Tasty Baking Company did not maintain effective internal control over financial reporting as of December 25, 2004, because the Company did not maintain effective controls over (i) accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities, and the related income tax provision, (ii) payroll and (iii) spare parts inventory, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management`s assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

     1. Accounting for Income Taxes: As of December 25, 2004, the Company did not maintain effective controls over the determination of income taxes payable, deferred income tax assets and liabilities, and the related income tax provision. Specifically, management identified the following related to the Company's internal control over accounting for income taxes: a lack of dedicated personnel with expertise in income tax accounting matters, insufficient formalized policies and procedures, insufficient historical analysis and ineffective reconciliation of tax asset and liability general ledger accounts. This control deficiency resulted in immaterial misstatements to the consolidated financial statements. However, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities, and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     2. Payroll: As of December 25, 2004, the Company did not maintain effective control over payroll. Specifically, certain employees had inappropriate access to the payroll system and authority to process time without appropriate documentation and/or management approval. This control deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a misstatement of payroll liability and expense accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     3. Spare Parts Inventory: As of December 25, 2004, the Company did not maintain effective controls over spare parts inventory. This deficiency in internal control included ineffective review and approval of parts issued and received as well as ineffective application of cycle count procedures. Furthermore, the Company did not maintain effective control over validation of prices invoiced to the Company from the third party service provider. This deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a misstatement of spare parts inventory that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Tasty Baking Company did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Tasty Baking Company has not maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 25, 2005



Consolidated Financial Statements
Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000's, except per share amounts)
                                                                   52 Weeks Ended      52 Weeks Ended        52 Weeks Ended
                                                                    Dec. 25, 2004       Dec. 27, 2003         Dec. 28, 2002
---------------------------------------------------------------------------------------------------------------------------
Operations
-------------------------------------------------------

Gross sales                                                        $     259,029         $    250,648          $    255,504
Less discounts and allowances                                            (99,968)             (91,519)              (93,241)
                                                          -------------------------------------------------------------------
Net sales                                                                159,061              159,129               162,263
                                                          -------------------------------------------------------------------
Costs and expenses:
-------------------------------------------------------
Cost of sales                                                            103,693              108,689               111,469
Depreciation                                                               7,711                7,148                 6,807
Selling, general and administrative                                       45,751               48,149                45,659
Interest expense                                                           1,254                  909                 1,066
Gain on sale of routes                                                       (75)              (1,077)                    -
Other income, net                                                         (1,129)                (873)               (1,165)
Restructure charge net of reversals                                            9                  (71)                6,341
                                                          -------------------------------------------------------------------
                                                                         157,214              162,874               170,177
                                                          -------------------------------------------------------------------
Income (loss) before provision for income taxes                            1,847               (3,745)              (7,914)
                                                          -------------------------------------------------------------------

Provision for (benefit from) income taxes:
-------------------------------------------------------
Federal                                                                      147               (3,089)                 (11)
State                                                                         80                  709                 (316)
Deferred                                                                     377                  997               (3,246)
                                                          -------------------------------------------------------------------
                                                                             604               (1,383)              (3,573)
                                                          -------------------------------------------------------------------
Net income (loss)                                                  $       1,243         $     (2,362)         $    (4,341)
                                                          -------------------------------------------------------------------


-------------------------------------------------------
Retained Earnings
-------------------------------------------------------
Balance, beginning of year                                         $      22,641         $     26,622          $     34,839
Cash dividends paid on common shares
($0.20 per share in 2004 and 2003, $0.48 per
 share in 2002)                                                           (1,623)              (1,619)               (3,876)

                                                          -------------------------------------------------------------------
Balance, end of year                                               $      22,261             $ 22,641          $     26,622
                                                          -------------------------------------------------------------------
Per share of common stock:

Net income (loss):
     Basic and Diluted                                             $         .15         $       (.29)         $       (.54)



See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(000's)
                                                                      52 Weeks Ended        52 Weeks Ended        52 Weeks Ended
                                                                       Dec. 25, 2004          Dec.27, 2003          Dec.28 ,2002
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) operating activities
------------------------------------------------------

Net income (loss)                                                        $     1,243         $      (2,362)        $     (4,341)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                              7,711                 7,148                6,807
     Gain on sale of routes                                                      (75)               (1,077)                 -
     Restructure charges net of reversals                                          9                   (71)               6,341
     Pension and SERP expense                                                  2,449                 2,190                5,866
     Pension contributions                                                        -                     -                (1,000)
     Deferred taxes                                                              377                   997               (3,246)
     Restructure payments                                                     (1,347)               (2,525)              (1,207)
     Other                                                                       (41)                 (594)                (611)
Changes in assets and liabilities:
     Decrease (increase) in receivables                                         (278)                  961                  393
     Decrease in inventories                                                     318                 1,047                1,635
     Decrease (increase) in prepayments and other                              1,236                  (330)              (1,840)
     Increase in accounts payable, accrued
        payroll and other accrued liabilities                                  1,779                 4,019                1,318
                                                          -----------------------------------------------------------------------
     Net cash from operating activities                                       13,381                 9,403               10,115
                                                          -----------------------------------------------------------------------
Cash flows from (used for) investing activities
------------------------------------------------------
Proceeds from independent sales distributor
 loan repayments                                                               3,691                 3,540                3,987
Proceeds from sale of property, plant and equipment                               82                   147                   -
Purchase of property, plant and equipment                                     (9,295)               (6,676)              (5,359)
Loans to independent sales distributors                                       (3,785)               (3,628)              (3,881)
Other                                                                           (403)                 (414)                 (46)
                                                          -----------------------------------------------------------------------
     Net cash used for investing activities                                   (9,710)               (7,031)              (5,299)
                                                          -----------------------------------------------------------------------


Cash flows from (used for) financing activities
------------------------------------------------------
Dividends paid                                                                (1,623)               (1,619)              (3,876)
Payment of long-term debt                                                     (1,467)               (1,402)              (2,117)
Net increase (decrease) in short-term debt                                    (2,200)                  400                  600
Additional long-term debt                                                      2,000                    -                    -
Net proceeds from sale of common stock                                            -                     -                   492
Purchase of stock for treasury                                                   (95)                   -                    -
                                                          -----------------------------------------------------------------------
     Net cash used for financing activities                                   (3,385)               (2,621)              (4,901)
                                                          -----------------------------------------------------------------------

     Net increase (decrease) in cash                                             287                  (249)                 (85)
Cash, beginning of year                                                           33                   282                  367
                                                          -----------------------------------------------------------------------
Cash, end of year                                                        $       320         $          33         $        282
                                                          -----------------------------------------------------------------------

Supplemental cash flow information
Cash paid during the year for:
------------------------------------------------------
Interest                                                                 $     1,104         $         841         $      1,084
Income taxes                                                             $    (2,186)        $          98         $      1,012

Noncash investing and financing activities
------------------------------------------------------
Capital leases                                                           $       155         $       2,079         $          -
                                                          -----------------------------------------------------------------------
Loans to independent sales distributors                                  $       (73)        $      (1,076)        $          -
                                                          -----------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets
(000's)
                                                                                        Dec. 25, 2004         Dec. 27, 2003
------------------------------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
Current assets:
--------------------------------------------------------------------------------
Cash                                                                                     $        320          $         33
Receivables, less allowance of $4,848 and $3,648, respectively                                 20,049                19,068
Inventories                                                                                     5,412                 5,730
Deferred income taxes                                                                           3,280                 3,902
Prepayments and other                                                                           1,092                 3,271
                                                                                         ----------------------------------
Total current assets                                                                           30,153                32,004
                                                                                         ----------------------------------



Property, plant and equipment:
--------------------------------------------------------------------------------

Land                                                                                            1,033                 1,098
Buildings and improvements                                                                     41,327                40,288
Machinery and equipment                                                                       166,449               158,286

                                                                                         ----------------------------------
                                                                                              208,809               199,672
Less accumulated depreciation and amortization                                                143,774               136,156
                                                                                         ----------------------------------
                                                                                               65,035                63,516
                                                                                         ----------------------------------

Other assets:
--------------------------------------------------------------------------------
Long-term receivables from independent sales distributors                                      11,185                11,688
Deferred income taxes                                                                          10,337                 9,267
Miscellaneous                                                                                   1,792                   768
                                                                                         ----------------------------------
                                                                                               23,314                21,723
                                                                                         ----------------------------------
Total Assets                                                                             $    118,502          $    117,243
                                                                                         ----------------------------------



See accompanying notes to consolidated financial statements.


                                                                                        Dec. 25, 2004         Dec. 27, 2003
---------------------------------------------------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------
Current liabilities:
--------------------------------------------------------------------------------

Current obligations under capital leases                                                 $        713          $        634
Notes payable, banks                                                                            2,700                 4,900
Accounts payable                                                                                9,083                 9,261
Accrued payroll and employee benefits                                                           7,145                 6,013
Reserve for restructure                                                                           436                 1,331
Other accrued liabilities                                                                       3,307                 2,280
                                                                                         ----------------------------------
Total current liabilities                                                                      23,384                24,419


Long-term obligations under capital leases, less current portion                                4,159                 4,705
Long-term debt                                                                                  9,000                 8,000
Reserve for restructures, less current portion                                                    601                 1,044
Accrued pensions and other liabilities                                                         23,824                19,938
Postretirement benefits other than pensions                                                    16,747                16,718
                                                                                         ----------------------------------
Total liabilities                                                                              77,715                74,824
                                                                                         ----------------------------------

Commitments and Contingencies

Shareholders' Equity
--------------------------------------------------------------------------------
Common stock, par value $0.50 per share, and entitled to one vote per share:
     Authorized 15,000 shares, issued 9,116 shares                                              4,558                 4,558
Capital in excess of par value of stock                                                        29,292                29,393
Retained earnings                                                                              22,261                22,641
                                                                                         ----------------------------------
                                                                                               56,111                56,592
Less:
--------------------------------------------------------------------------------
Accumulated other comprehensive loss                                                            2,398                 1,236
Treasury stock, at cost:
     939 shares and 1,020 shares, respectively                                                 12,823                12,545
Management Stock Purchase Plan receivables and deferrals                                          103                   392
                                                                                         ----------------------------------
                                                                                               40,787                42,419
                                                                                         ----------------------------------
Total Liabilities and Shareholders' Equity                                               $    118,502          $    117,243
                                                                                         ----------------------------------





See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Capital Accounts
(000's)

                                             Dec. 25, 2004                   Dec. 27, 2003                 Dec. 28, 2002
---------------------------------------------------------------------------------------------------------------------------
                                         Shares         Amount         Shares          Amount         Shares         Amount
---------------------------------------------------------------------------------------------------------------------------
Common Stock:
Balance, beginning of year                9,116     $    4,558          9,116      $    4,558          9,116      $   4,558
                                 ------------------------------------------------------------------------------------------
Balance, end of year                      9,116     $    4,558          9,116      $    4,558          9,116      $   4,558
                                 ------------------------------------------------------------------------------------------


Capital in Excess of
     Par Value of Stock:
Balance, beginning of year                          $   29,393                     $   29,433                     $  29,389
Issuances (Terminations):
     Management Stock Purchase Plan                        (98)                          (42)                            17
Stock Option Plan                                            -                            (7)                           (25)
Tax benefits related to
     Management Stock Purchase
     Plan and Stock Option Plan                             (3)                             9                            52
                                 ------------------------------------------------------------------------------------------
Balance, end of year                                 $  29,292                     $   29,393                     $  29,433
                                 ------------------------------------------------------------------------------------------
Accumulated Other
     Comprehensive (loss):
Balance, beginning of year                          $   (1,236)                    $        -                     $       -
Minimum pension liability,
     net of taxes of $810 and
     $723                                               (1,162)                        (1,236)                            -
                                 ------------------------------------------------------------------------------------------
Balance, end of year                                $   (2,398)                    $   (1,236)                    $       -
                                 ------------------------------------------------------------------------------------------

Treasury Stock:
Balance, beginning of year               (1,020)    $  (12,545)        (1,013)     $  (12,539)        (1,065)     $ (13,167)
Management Stock
     Purchase Plan:
         Reissued                             -              -              1              17             12            159
Reacquired                                  (20)          (183)            (8)            (75)            (7)          (129)
Net shares reissued
     in connection with:
         Stock Option Plan                    -              -              -              52             47            598
         Restricted Stock Grant             112              -              -               -              -              -
         Purchase of Stock for Treasury     (11)           (95)             -               -              -              -
                                 ------------------------------------------------------------------------------------------
Balance, end of year                       (939)    $  (12,823)        (1,020)     $  (12,545)        (1,013)     $ (12,539)
                                 ------------------------------------------------------------------------------------------


Management Stock Purchase
     Plan Receivables and Deferrals:
Balance, beginning of year                          $     (392)                    $     (549)                    $    (554)
Common stock issued                                          -                            (13)                         (176)
Common stock repurchased                                   242                             93                            99
Note payments and amortization
     of deferred compensation                               47                             77                            82
                                 ------------------------------------------------------------------------------------------
Balance, end of year                                $     (103)                    $     (392)                    $    (549)
                                 -------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

Notes to Consolidated  Financial  Statements
(000's,  except share and per share amounts)
All disclosures are pre-tax, unless otherwise noted.

1.   Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
Nature of the Business
Tasty Baking Company is a leading producer of sweet baked goods and one of the nation's oldest and largest independent baking companies, in operation since 1914. It has two manufacturing facilities, one in Philadelphia, PA, and a second facility in Oxford, PA.

Fiscal Year
The company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal year 2005 is a 53-week year.

Basis of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries. Inter-company transactions are eliminated.

Use of Estimates
Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. These estimates are made using all information available to management, and management believes that these estimates are as accurate as possible as of the dates and for the periods that the financial statements are presented. Actual amounts could differ from these estimates. Significant estimates for the company include receivable's allowance, inventory reserves, reserve for product returns, and pension plan assumptions for plan asset return and discount rate.

Concentration of Credit
The company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables. Ongoing credit evaluations of customers' financial conditions are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. The company's top twenty customers represent 57.9% of its 2004 net sales dollars, 56.0% of its 2003 net sales dollars, and 55.9% of its 2002 net sales dollars. The company's largest customer, Wal-Mart, represents 16.3% of the net sales in 2004, 15.2% of net sales in 2003, and 13.3% of net sales in 2002. All customers in the route sales area are serviced by independent sales distributors. If any of the top twenty customers change their buying habits, the company's ability to maintain current sales levels could be adversely affected.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is generally upon receipt of goods by the customer. For route area sales, the company sells to independent sales distributors who, in turn, sell to retail customers. Provisions for estimated discounts, product returns and other adjustments are provided in the same period that the related sales are recorded based upon promotional calendars and historical trends.

Cash and Cash Equivalents
The company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

Inventory Valuation
Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. The principal manufacturing plant is leased from the company's pension plan and is amortized over twenty years. Leasehold improvements are generally depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized. The new enterprise resource planning system is being depreciated over five years.

Costs of major additions, replacements and betterments are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

The company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and in 2004 the company capitalized labor costs associated with the implementation of the company's new enterprise resource planning system.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that the expected future undiscounted net cash flows of the related asset is less than the asset's carrying value, an impairment loss is recognized.

Marketing Costs
The company expenses marketing costs, which include advertising and consumer promotions, as incurred. Marketing costs are included as a part of selling, general and administrative expense. Total marketing expenses, including direct marketing and marketing overhead costs, totaled $2,725, $5,708, and $2,105 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Shipping and Handling Costs
Shipping and handling costs are included as a part of selling, general and administrative expense.

Pension Plan
The company's funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company's actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

Stock-Based Compensation
In December of 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (FAS 148)." The provisions of this statement are effective for fiscal years beginning after December 15, 2003. The company measures stock-based compensation and reports the calculated differences between the reported and pro-forma impact of the fair-value method on the interim and annual financial reports as required. See Recent Accounting Statements in Note 1 regarding a change effective in 2005.


                                                                       2004                      2003                  2002
---------------------------------------------------------------------------------------------------------------------------


Net income (loss) as reported                               $         1,243           $        (2,362)        $     (4,341)
Deduct: Total stock-based employee
compensation expense determined under
fair-value method, net of related tax effects                           261                       302                    69
                                                          -----------------------------------------------------------------
Pro forma net income (loss)                                 $           982           $        (2,664)        $      (4,410)
                                                          -----------------------------------------------------------------
Earnings per share:
Basic and Diluted - as reported                                         .15                      (.29)                (.54)
                                                          -----------------------------------------------------------------
Basic - pro forma                                                       .12                       (.33)               (.55)
Diluted - pro forma                                                     .12                       (.33)               (.54)
                                                          -----------------------------------------------------------------


Treasury Stock
Treasury stock is stated at cost. Cost is determined by the FIFO method.

Accounting for Income Taxes
The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to be recovered or settled.

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

Prior Period Reclassifications
For 2003 and 2002, amounts have been reclassified in the company's consolidated statements of operations and retained earnings, cash flows and balance sheets for comparative purposes.

Recent Accounting Statements
In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company expects to adopt FAS 123(R) in July 2005. The company expects to select the Modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. The company is currently evaluating the impact of the adoption of the Share Based Payments, but does not expect a material impact compared to the pro forma amounts.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The company does not expect any changes to its financial accounting and reporting as a result of the implementation of SFAS No. 151.


2.   Restructure Charges
--------------------------------------------------------------------------------

In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

The company recognized net restructure charge reversals in 2003 of $500. These reversals resulted from favorable settlements of certain thrift store lease contracts reserved in the 2002 restructuring.

During the fourth quarter of 2003, the company incurred a $429 restructure charge related to specific arrangements made with senior executives who departed the company.

During the fourth quarter of 2002, the company incurred a $4,936 restructure charge related to the closing of the remaining twelve thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and 4 were corporate executives.

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

During the fourth quarter of 2001, the company closed its Dutch Mill Baking Company production facility. There were 19 manufacturing and four administrative positions eliminated as a result. In addition, the company closed two thrift stores. The closing affected six thrift store employees. Costs related to these events were included in a restructure charge of $1,728.


RESTRUCTURE RESERVE ACTIVITY
                                           Lease obligations      Severance       Fixed Assets       Other           Total
                                           --------------------------------------------------------------------------------
Balance December 29, 2001                       $       428      $      208           $     58    $    157        $    851
2002 Restructure charges                              2,015           3,736                412         178           6,341
2002 Reclassification of PP&E                             -               -               (144)          -            (144)
2002 Payments                                          (365)           (541)                 -        (157)         (1,063)
                                                ---------------------------------------------------------------------------
Balance December 28, 2002                             2,078           3,403                326         178           5,985
2003 Restructure charges                                  -             429                  -           -             429
2003 Reclassification of PP&E                             -               -               (326)          -            (326)
2003 Reclassification of SERP                             -            (683)                 -           -            (683)
2003 Reversal of reserve                               (500)              -                  -           -            (500)
2003 Payments                                          (765)         (1,664)                 -        (101)         (2,530)
                                                ---------------------------------------------------------------------------
Balance December 27, 2003                               813           1,485                  -          77           2,375
2004 Reversal of reserve, net of adjustments              4               -                  -           5               9
2004 Payments                                          (410)           (893)                 -         (44)         (1,347)
                                                ---------------------------------------------------------------------------
Balance December 25, 2004                       $       407      $      592           $      -    $     38        $  1,037


The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.

3.   Inventories
--------------------------------------------------------------------------------
Inventories are classified as follows:


                                                                                        Dec. 25, 2004      Dec. 27, 2003 (a)
---------------------------------------------------------------------------------------------------------------------------
Finished goods                                                                        $         1,481       $         2,397
Work in progress                                                                                  135                   202
Raw materials and supplies                                                                      3,796                 3,131
                                                                                      -------------------------------------

                                                                                      $         5,412       $         5,730
                                                                                      -------------------------------------

(a) For comparative purposes, $538 has been reclassified from Work in progress to Raw materials and supplies in 2003, which reflects a change in classification for certain materials.

4.   Long-Term Receivables from Independent Sales Distributors
--------------------------------------------------------------------------------
The company's sales distribution routes are owned by independent sales distributors who purchased the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. Most route purchase activities involve transactions between existing and new independent sales distributors. At December 25, 2004, and December 27, 2003, interest-bearing notes receivable (based on treasury yields plus a spread) of $12,879 and $13,115, respectively are included in current and long-term receivables in the accompanying consolidated balance sheets. During 2004, the company sold one new route to an independent sales distributor. The gain of $75 on this sale was recognized in the current year and a note receivable in the amount of $75 was established. During 2003, the company sold eleven new routes to independent sales distributors. The gain of $1,077 on these sales was recognized in 2003 and notes receivable in the amount of $1,076 were established.


5.   Notes Payable and Long-Term Debt
--------------------------------------------------------------------------------
On January 31, 2002, the company entered into a new $40 million Credit Facility (Facility) with two banks (the Bank Group) to replace its short-term lines of credit and the former Revolving Credit Agreement. The agreement was subsequently amended on January 23, 2004 to reduce the commitments under the Facility to $30 million. The Facility, as amended, provides $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contains a $6 million sub-limit for overnight borrowings and the revolving line allows for the issuance of Standby Letters of Credit up to $6 million, which reduce the availability under the Facility. Upon approval of the Bank Group, the terms of both the 364-day line and the revolving line may be extended for an additional 364-day or annual period, respectively. Interest rates in the Facility are indexed to LIBOR or the Prime Rate based upon the company's ratio of debt to EBITDA and rates may change up to 1.5% based on that ratio. Commitment Fees are charged on the unused portion of the Facility and range from 30 to 45 basis points based upon the same ratio used to determine interest rates. The Facility, as amended, contains restrictive covenants that require the maintenance of Tangible Net Worth, that limit the amount of capital expenditures and that limit the ratios of EBITDA to certain fixed charges and total indebtedness. The Facility also provides the Bank Group with a security interest in all unencumbered assets of the company including certain real property through the second quarter of 2005. After that date, the security interest may be terminated if certain objective measures are met.

Subsequent to the company's fourth quarter of 2004, the company and the Bank Group amended the Facility 1) to waive certain covenant violations that existed on December 25, 2004; 2) to amend the Facility's definitions to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor; 3) to amend the limit on capital expenditures for 2005 to $10 million; 4) to amend the minimum Tangible Net Worth required; and 5) to extend the maturity of the 364-day line to March 20, 2006. The waivers obtained cured the company's covenant violations for its 2004 capital expenditures and its required Tangible Net Worth. Further, it is expected that the company and the Bank Group will amend the facility in 2005 to extend the maturity of the three year revolving line beyond its current maturity date of January 22, 2007.

During the third and fourth quarters of 2003, the company violated the Facility's restrictive covenants for the ratio of EBITDA to total indebtedness. The company obtained a waiver for the third quarter violation and amended the Facility's covenants to cure the violation in the fourth quarter. The amendment also reduced the Facility from $40 million to $30 million and incorporated other changes that are described in the terms above.

On the consolidated balance sheet as of December 25, 2004, $2,700 is classified as Notes Payable under the 364-day line of credit at an interest rate of 5.42%. Notes Payable is reflected as a current liability as it fluctuates daily based on the company's working capital requirements. Notes Payable of $4,900 were outstanding at December 27, 2003 at an interest rate of 4.14%. The average outstanding borrowing during 2004 was $5,749 and was $3,730 in 2003. The average interest rate in 2004 was 4.79% and 3.58% in 2003, calculated on the basis of the average daily balance. The maximum short-term borrowing by the company at any period end was $8,100 and $6,100 during 2004 and 2003, respectively.


Notes payable consists of the following:                                                Dec. 25, 2004         Dec. 27, 2003
---------------------------------------------------------------------------------------------------------------------------
Credit Facility, with interest at or below the prime rate
     (5.42% at December 25, 2004 and 4.14% at December 27, 2003)                            $   2,700           $     4,900
---------------------------------------------------------------------------------------------------------------------------
Long-term debt consists of the following:
---------------------------------------------------------------------------------------------------------------------------
Credit Facility, with interest at or below the prime rate
     (5.06% at December 25, 2004 and 4.14% at December 27, 2003)                            $   9,000           $     8,000
---------------------------------------------------------------------------------------------------------------------------



6.   Obligations under Capital Leases
--------------------------------------------------------------------------------



Obligations under capital leases consist of the following:
                                                                                        Dec. 25, 2004         Dec. 27, 2003
----------------------------------------------------------------------------------------------------------------------------
Capital lease obligation, with interest at 11.0%, payable in
 monthly installments of $47 through June 2014                                              $   3,299           $     3,486
Capital lease obligation, with interest at 5.7%, payable in
 monthly installments of $45 through October 2007                                               1,445                 1,853
Capital lease obligation, with interest at 5.7% payable in
 monthly installments of $3 through February  2008                                                128                     -
                                                                                        -----------------------------------
                                                                                               4, 872                 5,339
Less current portion                                                                              713                   634
                                                                                        -----------------------------------
                                                                                            $   4,159           $     4,705
                                                                                        -----------------------------------


7.   Commitments and Contingencies
--------------------------------------------------------------------------------

The company leases certain plant and distribution facilities, machinery and automotive equipment under noncancelable lease agreements. The company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Included therein is a lease with the Trustees of the Tasty Baking Company Pension Plan for property contributed to the plan on December 1, 1960. The net annual rental is subject to adjustment every three years to provide fair market rental to the Pension Plan and accordingly, the net annual rental was adjusted effective July 1, 2002. The lease was renewed on July 1, 2002, for four additional three year periods. In addition, the company has an option to purchase the property at any time at its then fair market value. Property, plant and equipment relating to capital leases was $5,965 at December 25, 2004, and $8,310 at December 27, 2003, with accumulated amortization of $1,019 and $2,303, respectively. Depreciation and amortization of assets recorded under capital leases was $690 in 2004 and $261 in 2003.

The following is a schedule of future minimum lease payments as of December 25, 2004:


                                                                                                             Noncancelable
                                                                                      Capital Leases       Operating Leases
---------------------------------------------------------------------------------------------------------------------------
2005                                                                                   $  1,142               $ 1,747
2006                                                                                      1,142                 1,440
2007                                                                                      1,089                   701
2008                                                                                        581                   487
2009                                                                                        561                   146
Later years                                                                               2,525                     4
                                                                                       -----------------------------------
Total minimum lease payments                                                           $  7,040              $  4,525
                                                                                                             -------------
Less interest portion of payments                                                         2,168
                                                                                       -------------
Present value of future minimum lease payments                                         $  4,872
                                                                                       -------------

Rental expense was approximately $2,474 in 2004, $2,194 in 2003, and $2,513 in 2002.

In connection with a workers' compensation insurance policy, the company has obtained Standby Letters of Credit in the amount of $3,800 which are required by its insurance company in order to guarantee future payment of claims.

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

In November, 1998, nine (9) independent route sales distributors (Plaintiffs), on behalf of all present and former route sales distributors, commenced suit against the company seeking recovery from the company of amounts (i) which the sales distributors paid in the past to the Internal Revenue Service on account of employment taxes, and (ii) collected by the company since January 1, 1998 as an administrative fee from all unincorporated sales distributors. The company removed the action to the United States District Court for the Eastern District of Pennsylvania and was successful in having the action dismissed with prejudice as to all federal causes of action.

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors (representing approximately 40% of the company's current routes), consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom should not be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.


8.   Defined Benefit Retirement Plans
--------------------------------------------------------------------------------

The company maintains a partially funded noncontributory pension plan (the "Pension Plan") providing retirement benefits for substantially all employees. Benefits under this Pension Plan generally are based on the employees' years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally are based on the key employees' years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors' Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

In December 2004, upon approval by the Board of Directors, the company announced to its employees that it was amending the Pension Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005, solely for vesting purposes pursuant to the terms of the Pension Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005, upon retirement from the company.

As a result of the Pension Plan amendment, a remeasurement occurred at November 30, 2004. The remeasurement resulted in the recognition of a pre-tax non-cash loss of $508 as of November 30, 2004, which was the amount of the unrecognized loss outside the "10% corridor," which is 10% of the larger of the projected benefit obligation or the fair value of assets. There was also a one-time curtailment charge of $263 attributable to the recognition of the remainder of unrecognized prior service cost at November 30, 2004. The remeasurement was based on a 6.0% discount rate and actual assets of $61,076 as of November 30, 2004. As a result of the Pension Plan amendment, there was a reduction of the Projected Benefit Obligation ("PBO") of $6,718 immediately after the November 30, 2004 remeasurement, which reduced the net unrecognized loss of the plan within the corridor.

Effective at the beginning of the second quarter 2005, the company adopted a new company funded retirement plan which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company will make cash contributions into individual accounts for all eligible employees. These contributions will be equal to a percentage of an employee's eligible compensation and will increase with the employee's age and years of credited service.

Effective October 2004, the SERP for all active employees was converted from a defined benefit to a defined contribution plan to be consistent with the changes made to the Pension Plan. See Note 10 for more information.

In 2002, the estimated unrecognized loss for the pension plan at year-end exceeded the pension corridor by $4,656. Thus, the total net periodic pension cost for fiscal 2002 for the pension plan has been increased by this amount, resulting in a final 2002 cost of $5,866.

The components of pension, SERP, and Directors' Retirement plans cost are summarized as follows:


                                                                       2004                      2003                  2002
---------------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year                        $ 1,657                 $   1,486            $    1,435
Interest cost on projected benefit obligation                         5,288                     5,441                 5,407
Expected return on plan assets                                       (5,174)                   (4,786)               (5,665)
Prior service cost amortization                                          10                        (2)                  (17)
Actuarial loss recognition                                               50                        51                    50
Actuarial loss recognition, in excess of corridor                       508                         -                 4,656
Curtailment charge                                                      263                         -                     -
SERP amendment                                                         (153)                        -                     -
                                                                  ---------------------------------------------------------
Net pension amount charged to income                                $ 2,449                 $   2,190            $    5,866
                                                                  ---------------------------------------------------------


8.   Defined Benefit Retirement Plans (continued)
--------------------------------------------------------------------------------

The following table sets forth the change in projected benefit obligation, change in plan assets, funded status of the pension, SERP, and Directors' Retirement plans and net liability recognized in the company's balance sheet at December 25, 2004 and December 27, 2003:


                                                                       2004                      2003
-----------------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation
----------------------------------------------------------
Projected benefit obligation, beginning of year                $     88,867              $     81,524
Service cost                                                          1,657                     1,486
Interest cost                                                         5,288                     5,441
Actuarial loss                                                        2,249                     5,630
Curtailment gain                                                     (6,720)                        -
SERP amendment                                                         (153)                        -
Benefits paid                                                        (5,512)                   (5,214)
                                                               ---------------------------------------
Projected benefit obligation, end of year                      $     85,676              $     88,867
                                                               ---------------------------------------
Change in Accumulated Benefit Obligation
----------------------------------------------------------
Accumulated benefit obligation, beginning of year              $     81,631              $     73,873
Accumulated benefit obligation, end of year                    $     85,647              $     81,631

Change in Pension Plan Assets
----------------------------------------------------------
Fair-value of plan assets, beginning of year                   $     61,815              $     57,229
Actual return on plan assets                                          5,414                     9,546
Benefits paid                                                        (5,116)                   (4,960)
                                                               ---------------------------------------
Fair value of plan assets, end of year                         $     62,113              $     61,815
                                                               ---------------------------------------
Net Liability Recognized in Balance Sheet
----------------------------------------------------------
Funded status of plan, end of year                             $    (23,563)             $    (27,052)
Unrecognized actuarial loss                                           3,970                     9,238
Unrecognized prior service cost                                         (81)                      193
                                                               ---------------------------------------
Net liability recognized in balance sheet
     end of year                                               $    (19,674)             $    (17,621)
                                                               ---------------------------------------

Amounts Recognized in the statement of financial position consists of:
------------------------------------------------------------------------------------------------------
Accrued benefit cost                                           $    (19,674)             $    (17,621)
Additional minimum liability                                         (3,931)                   (2,251)
Intangible asset                                                          -                       292
Deferred tax effect                                                   1,533                       723
Accumulated other comprehensive loss                                  2,398                     1,236
                                                               ---------------------------------------
Net amount recognized, end of year                             $    (19,674)             $    (17,621)
                                                               ---------------------------------------

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 5.80% for fiscal year 2004, 6.10% for fiscal year 2003, and 6.75% for fiscal year 2002. The expected long-term rate of return on assets was 8.75% for fiscal years 2004 and 2003 and 9.0% for fiscal year 2002. The rate of compensation increase used to measure the projected benefit obligation was 3.5% for fiscal year 2004 and 2003 and 4.0% for fiscal year 2002. Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities as well as the company's Philadelphia production facility.

The return on assets assumption is conservatively based upon analysis of historical market returns, current market conditions, and the fund's past experience. One of the factors that contributed to this assumption was the historical return on plan assets which has been at or above 9.0%. This assumes no benefit from manager selection strategies.

The return on assets assumption is conservatively based upon analysis of historical market returns, current market conditions, and the fund's past experience. One of the factors that contributed to this assumption was the historical return on plan assets which has been at or above 9.0%. This assumes no benefit from manager selection strategies.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor. The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 5.8% discount rate and 8.5% expected return on assets:

                                                            Impact on Pension         Impact on Pension       Impact on
                                                             Expense without        Expense with Full     Projected Benefit
                                                        Corridor Recognition      Corridor Recognition        Obligation
---------------------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                         $      (54)                $   1,941         $    2,218
25 basis point increase in discount rate                                 48                    (1,894)            (2,158)
25 basis point decrease in return on assets assumption                  155                       155                  -
25 basis point increase in return on assets assumption                 (155)                     (155)                 -

As of December 25, 2004, the pension corridor approximates $8,000, which is the greater of 10% of the Projected Benefit Obligation or Plan Assets of the Pension Plan. Actuarial losses would have to exceed $5,300 before they would be charged immediately to the Income Statement in 2005.

Expected Cash Flows
Information about cash flows for the pension plans follows:

Employer Contributions
2005 (expected) to plan trusts                                   $        -
2005 (expected) to plan participants                             $      510

The expected 2005 contribution to plan trusts is shown as zero, as the company has estimated that any amounts due in 2005 will be covered by the existing credit balance in the plan and cash contribution during 2005 will not be required.

Expected Benefit Payments From:             Plan Trust    Company Assets
--------------------------------------------------------------------------------
2005                                        $    5,168      $    510
2006                                             5,230           510
2007                                             5,336           502
2008                                             5,462           492
2009                                             5,607           469
2010-2014                                       28,823         2,258

Investment Strategy
The financial strategy of the Pension Plan is based on the Statement of Investment Policy, which was designed by the company in corroboration with an outside investment consultant. There is a pension committee that consists of a number of the company's employees and the third party investment advisor that evaluates performance quarterly. The policy and the underlying asset allocation, was created by analyzing both the current and the long-term payout stream and modeling various asset allocation scenarios around the liability data. The asset-liability analysis was used to create an investment strategy which provides the highest likelihood of generating returns sufficient to meet the payout requirements, while preserving capital in down markets and minimizing downside return volatility.

The asset allocation for the Pension Plan at the end of 2004 and 2003, and the target allocation for 2005 by asset category follows:

                                                          Percentage of Plan
                                       Target Allocation  Assets at Year End
Asset Category                              for 2005      2004          2003
--------------------------------------------------------------------------------

Equity securities                              55 %       64 %          49 %
Debt securities                                34 %       27 %          35 %
Real estate (Hunting Park lease)                6 %        5 %           6 %
Other                                           5 %        4 %          10 %
                                              -------------------------------
Total                                         100 %      100 %         100 %

Equity securities include Tasty Baking's common stock which is less than 1% of plan assets at the end of 2004 and 2003.


9.   Postretirement Benefits Other than Pensions
--------------------------------------------------------------------------------

In addition to providing pension benefits, the company also provides certain unfunded health care and life insurance programs for substantially all retired employees. These benefits are provided through contracts with insurance companies and health service providers.

The net periodic postretirement benefit cost included the following components:


                                                                       2004                      2003                  2002
---------------------------------------------------------------------------------------------------------------------------

Service cost                                                $           415           $           336         $         364
Interest cost                                                           953                       988                   996
Net amortization and deferral                                             -                      (130)                 (263)

Total FAS 106 Net Periodic Postretirement Benefit
 Cost                                                       $         1,368           $         1,194         $       1,097

The following table sets forth the change in projected benefit obligation, funded status of the postretirement benefit plan and the net liability recognized in the company's balance sheet at December 25, 2004 and December 27, 2003:

                                                                       2004                      2003
-----------------------------------------------------------------------------------------------------

Change in Projected Benefit Obligation
-----------------------------------------------
Projected benefit obligation, beginning of year             $        16,971           $        14,901

Service cost                                                            415                       336
Interest cost                                                           953                       988
Actuarial loss                                                          401                     1,813
Benefits paid                                                        (1,159)                   (1,067)
                                                           -------------------------------------------
Projected benefit obligation, end of year                   $        17,581           $        16,971
                                                           -------------------------------------------
Net Liability Recognized in Balance Sheet
-----------------------------------------------
Funded status of plan, end of year                          $       (17,581)          $       (16,971)
Unrecognized net gain                                                  (506)                     (906)
                                                           -------------------------------------------
Net liability recognized in balance sheet, end of year      $       (18,087)          $       (17,877)
Less current portion                                                  1,340                     1,159
                                                           -------------------------------------------
                                                            $       (16,747)          $       (16,718)
                                                           -------------------------------------------


The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 5.6% in 2004, 5.75% in 2003, and 6.75% in 2002, and an assumed compensation increase rate of 3.5% in 2004 and 2003 and 4.5% in 2002.

For 2004, the health care cost trend rates are anticipated to be 10.8% for HMO-type health plans, gradually declining to 5.0% in five years and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported.

Effect of health care trend rate                         2004    2003    2002
--------------------------------------------------------------------------------
1% increase effect on accumulated benefit obligation    $ 847   $ 467   $ 389
1% increase effect on periodic cost                        82      53      55
1% decrease effect on accumulated benefit obligation      750     454     361
1% decrease effect on periodic cost                        72      48      50

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan. In accordance with FASB Staff Position 106-2, any measures of the Accumulated Postretirement Benefit Obligation or Net Periodic Postretirement Benefit Cost do not reflect any amount associated with the subsidy because the company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

10.  Defined Contribution Retirement Plans
--------------------------------------------------------------------------------

The Tasty Baking Company 401(k) Thrift Plan ("Thrift Plan") permits participants to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provision of Section 401(k) of the Internal Revenue Code. After six months of employment, the company matches 100% of participant's contributions up to a specified limit. Company contributions charged against income totaled $438 in 2004, $467 in 2003, and $483 in 2002. The Thrift Plan is administered under a Section 401(k) prototype plan sponsored by Mellon HR & IS Solutions. Under the Thrift Plan, the company's contributions are invested in Tasty Baking Company common stock, and participants may choose from a selection of guaranteed and mutual fund options offered by Dreyfus for investment of their contributions. The company also maintains the Tasty Baking Oxford, Inc. 401(k) Savings Plan ("Oxford Plan") for the employees who work for its Oxford subsidiary. The Oxford Plan is also administered by Mellon HR & IS Solutions and is similar to the Thrift Plan except that the company match is contributed in cash. The company had 188,527 shares of its common stock reserved for possible issuance under the Thrift Plan at December 25, 2004.

Effective March 27, 2005, the company is merging the Thrift Plan and the Oxford Plan into the Tasty Baking Company 401(k) and Company Funded Retirement Plan ("Retirement Plan"). All assets of the Thrift Plan and the Oxford Plan will be transferred immediately after the effective date to the Retirement Plan which is sponsored and administered by the Vanguard Group. In the Retirement Plan, all participants will receive a company match of 50% of the first 4% contributed to the Retirement Plan which will be paid in cash. In the Retirement Plan, the waiting period for participation has been eliminated. Participants will be offered a broader array of investment choices and new target retirement date investment options. In addition, as a replacement for the company's defined benefit plan which was frozen as of March 26, 2005, the company will make weekly retirement contributions for all eligible employees. These contributions are based on employees' point values which are the sum of age and years of service as of January 1 each year. All employees will receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. Employees at March 27, 2005, who have 20 years of service or 10 years of service and 60 points will receive an additional "grandfathered" contribution of between 1.5% and 3.5% of salary as of that date. The "grandfathered" contribution amount will remain constant until retirement or separation of service. These "grandfathered" contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value.

As mentioned in Note 8, effective October 2004, the company converted the SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP to be consistent with the changes in the Pension Plan. As a result of the change, $153 was transferred to the defined contribution liability from the defined benefit liability. The total defined contribution SERP liability for 2004, including the $153 transferred from the defined benefit SERP, was $218.

11.  Management Stock Purchase Plan
--------------------------------------------------------------------------------
In March of 2003, the Management Stock Purchase Plan was discontinued prospectively. The Management Stock Purchase Plan provided that common shares may be sold to management employees from time to time at prices designated by the Board of Directors (not less than 50% of the fair market value at date of grant) and under certain restrictions and obligations to resell to the company. During 2003, 1,400 shares of common stock were sold at 50% of fair market value at date of grant. The aggregate sales price of these shares was $7 for which collateral judgment notes were obtained to be paid in equal quarterly installments (not to exceed 40) with interest on the unpaid balance at 2.13%.

For accounting purposes, the difference between the fair market value of the stock at the date of grant and the purchase price in 2003 was $6 and represented compensation. The compensation is deferred and, together with the notes receivable, is shown as a deduction from shareholders' equity. The deferred compensation is amortized over a ten-year vesting period or the period the employees perform services, whichever is less. Unvested shares are forfeited if the employee separates from service for anything other than retirement. Amortization charged to income amounted to $22, $38, and $42 in 2004, 2003, and 2002, respectively.

In accordance with an Internal Revenue Service regulation, the company includes both the dividends paid on shares restricted under the plan, and the difference between the purchase price of the stock at the date of the grant and the fair market value at the date the plan restrictions lapse, as employee compensation for federal income tax purposes.

The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to capital in excess of par value of stock.

12.  Stock Compensation
--------------------------------------------------------------------------------
On October 29, 2004, 112,000 shares of the company's common stock were granted as a Restricted Stock Award (RSA) to certain management employees of the company under the Tasty Baking Company 2003 Long Term Incentive Plan (the Plan). Under the terms of the RSA, recipients will vest ratably in their shares over 5 years beginning on the first anniversary date and on each subsequent anniversary date until fully vested. The terms of the RSA also provide for accelerated vesting. In the event that the closing price of the company's common stock is at least $14 for 10 consecutive trading days, the shares shall vest either on that tenth consecutive day of a $14 trading price or on the third anniversary of the RSA, whichever is later. Recipients of the RSA forfeit any unvested shares upon separation of employment.

On March 27, 2003, the Board of Directors adopted the Tasty Baking Company 2003 Long Term Incentive Plan (2003 Plan), which was approved by shareholders at the 2003 Annual Meeting. Under the terms of the 2003 Plan, 400,000 shares were authorized for issuance. On August 7, 2003, 312,056 of the authorized shares were granted as options to employees and directors of the company. In addition on August 7, 2003, 77,434 and 11,250 options were granted to employees under the 1997 Long Term Incentive Plan and the 1994 Long Term Incentive Plan, respectively. During 2004, 30,000 shares were granted to employees and directors under the 1997 Long Term Incentive Plan and 16,000 shares were granted to employees under the 2003 Plan. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. There were 375,000 shares authorized for issuance under the 1997 Long Term Incentive Plan.

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

Transactions involving the stock option plans are summarized as follows:


                                            2004                              2003                         2002
---------------------------------------------------------------------------------------------------------------------------
                                         Weighted-Average               Weighted-Average              Weighted-Average
                                     Shares     Exercise Price      Shares     Exercise Price       Shares   Exercise Price


Options outstanding at
     beginning of year                  739             $11.50         461             $12.73          434           $13.48
       Less:    Exercises                 -                  -           -                  -          (27)           11.18
                Forfeitures            (261)             13.76        (105)             11.78          (31)           15.64
                                      ----------------------------------------------------------------------------------------------
                                        478                            356                             376

Granted                                  41               9.66         383              10.50           85             9.46
                                      ----------------------------------------------------------------------------------------------
Outstanding at end of year              519             $10.89         739             $11.50          461           $12.73
                                      ----------------------------------------------------------------------------------------------
Options exercisable at year-end         206                            323                             372
Weighted-average fair value of
     options granted during
     the year                                            $2.70                          $2.19                         $1.87


The following table provides certain information with respect to stock options outstanding and exercisable at December 25, 2004:

                                               Outstanding Options                                    Exercisable Options
                                   ------------------------------------------------        -----------------------------------
                                              Weighted-Average
Range of                                         Remaining      Weighted-Average                              Weighted-Average
Exercise Prices                     Shares    Contractual Life   Exercise Price                      Shares     Exercise Price

------------------  ----------------------------------------------------------------       -----------------------------------
$7.62-$11.60                            499               8.4       $10.29                             186           $10.30
  $18.31                                 20               3.0       $18.31                              20           $18.31
                                        ---                                                            ---
                                        519                                                            206
------------------  ------------------------  ----------------  --------------------       ----------------  -----------------




A summary of the status of options granted to the Directors by the company for the fiscal years 2004, 2003 and 2002 is presented below:



                                               2004                           2003                         2002
------------------------------------------------------------------------------------------------------------------------------

                                        Weighted-Average               Weighted-Average              Weighted-Average
                                    Shares      Exercise Price      Shares     Exercise Price      Shares    Exercise Price
--------------------------------  ------------------------------  ----------------------------  ----------------------------

Options outstanding at
     beginning of year                  139             $11.19          88             $11.43          104           $11.45
         Less: Exercises                  -                              -                             (16)           11.56
                                  ------------------------------------------------------------------------------------------
                                        139                             88                              88
Granted                                   5              10.24          51              10.78            -
                                  ------------------------------------------------------------------------------------------
Outstanding at end of year              144             $11.17         139             $11.19           88           $11.43
                                  ------------------------------------------------------------------------------------------

Options exercisable at year-end         105                             88                             82
Range of exercise prices                      $10.24 to $11.60               $10.78 to $11.60              $11.00 to $11.60
Weighted-average fair value of
options granted during the year                         $ 2.87                         $ 2.19                             -



The fair-value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions. The following assumptions were used for the 2004 employee grants: dividend yield of 2.72%, expected volatility of 35.94%, expected life of 5 years and risk-free interest rate of 3.21%.

On December 21, 2000, the Board of Directors adopted the Tasty Baking Company Restricted Stock Incentive Plan (Restricted Stock Plan), which was approved by shareholders at the 2001 Annual Meeting. Under the terms of the Restricted Stock Plan, 200,000 common shares were authorized and 109,500 of those shares were granted to executives of the company. The target for these awards is the achievement of a compound annualized increase in earnings per share of 10% per year for fiscal years 2001 through 2003 (Measurement Period) over earnings per share for fiscal year 2000. The number of shares awarded is subject to adjustment on a roughly pro rata basis in the event the actual compound annualized rate of increase in the company's cumulative earnings per share for the Measurement Period is 50% to 125% of the target. During the first quarter of 2002, the balance of the accrual of $240 was reversed since the target for 2001 had not been achieved, and based on the first quarter 2002 results, the company was satisfied that the overall target would not be achieved. On February 4, 2004, the Compensation Committee reviewed the company's performance during the Measurement Period and determined that the minimum earnings targets were not achieved and all restricted stock awards were forfeited.

Under the terms of the 1997 Long Term Incentive Plan, options to purchase a total of 375,000 common shares may be granted to key executives of the company. Options become exercisable in five equal installments beginning on the date of grant until fully exercisable after four years. The option price is determined by the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration of the option term specified by the Long Term Incentive Plan Committee of the Board (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the company terminates. The company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long Term Incentive Plan.


13.  Capitalization of Interest Costs
------------------------------------------------------------------------------------------------------------------------------------


The  company  capitalizes  interest as a  component  of the cost of  significant
construction   projects.  The  following  table  sets  forth  data  relative  to capitalized interest:
                                                                   2004                      2003                      2002
------------------------------------------------------------------------------------------------------------------------------------
Total interest                                               $    1,254                $      911                 $   1,096
Less: Capitalized interest                                            -                         2                        30
                                                        -------------------------------------------------------------------
Interest expense                                             $    1,254                $      909                 $   1,066
                                                        -------------------------------------------------------------------


14.  Other Income, Net
------------------------------------------------------------------------------------------------------------------------------------

Other income, net consists of the following:
                                                                   2004                      2003                      2002
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                              $      789                $      817                 $     957
Other, net                                                          340                        56                       208
                                                        -------------------------------------------------------------------
                                                             $    1,129                $      873                 $   1,165
                                                        -------------------------------------------------------------------

15.  Income Taxes
------------------------------------------------------------------------------------------------------------------------------------

The effective tax rates were a provision of 32.7% in 2004 and a benefit of 36.9%
and 45.2% in 2003 and 2002,  respectively.  The rates  differ  from the  amounts derived from applying the  statutory  U.S.  federal  income tax rate of 34.0% to income before provision (benefit) for income taxes as follows:
                                                                   2004                      2003                      2002
------------------------------------------------------------------------------------------------------------------------------------
Statutory tax provision                                        $    628                $   (1,273)                $ (2,691)
State income taxes, net of
     federal income tax benefit                                    (228)                     (300)                    (816)
Addition to (release of) tax reserves                                18                      (163)                    (128)
Valuation allowance                                                 120                       286                         -
Non-deductible expenses and other                                    66                        67                        62
                                                        -------------------------------------------------------------------
Provision (benefit) for income taxes                           $    604                $   (1,383)                $ (3,573)
                                                        -------------------------------------------------------------------

In 2001, additional tax reserves of $128 were established for tax exposure that was determined to be unnecessary and released in 2002. During 2003, the company released $163 of its tax reserves due to enacted state tax law changes.

--------------------------------------------------------------------------------
Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the company's deferred income tax assets (liabilities) are as follows:

                                                                   2004                      2003
--------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                  $    7,268                $    7,253
Pension and employee benefit costs                                9,531                     7,719
Depreciation and amortization                                    (8,058)                   (7,530)
Vacation pay                                                      1,028                     1,029
Provision for doubtful accounts                                   1,025                     1,137
Restructure charge                                                  502                     1,209
Charitable contributions                                            429                       385
Net operating loss carryforwards                                  1,057                     1,416
Unused state tax credits                                            669                       688
Valuation allowance                                                (407)                     (286)
Other                                                               573                       149
                                                      --------------------------------------------
Net deferred tax asset                                           13,617                    13,169
Less: Current portion                                             3,280                     3,902
                                                      --------------------------------------------
                                                             $   10,337                $    9,267
                                                      --------------------------------------------


The company has recorded a deferred income tax asset of $1,057 for the benefit of state income tax loss carryforwards ("NOL's"). These carryforwards expire in varying amounts between 2005 and 2023. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The company has recorded a deferred income tax asset for benefits in the amount of $669 for unused state tax credits, most of which expire in varying amounts between 2005 and 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $407 has been established for some of the state credits that management believes will not be realized since the NOL's must be utilized before the state credits.


16.  Net Income (Loss) per Common Share
------------------------------------------------------------------------------------------------------------------------------------
 (000's, except per share amounts)
The following is a reconciliation of the Basic and Diluted net income (loss) per common share computations:

                                                                   2004                        2003                    2002
---------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - Basic:

     Net income (loss)                                       $    1,243                $    (2,362)               $  (4,341)
                                                             ---------------------------------------------------------------
     Weighted-average shares outstanding                          8,103                      8,098                    8,075

     Basic per share amount                                  $      .15                $      (.29)               $    (.54)
                                                             ---------------------------------------------------------------
Net income (loss) per common share - Diluted:

     Net income (loss)                                       $    1,243                $    (2,362)               $  (4,341)
                                                             ---------------------------------------------------------------
     Weighted-average shares outstanding                          8,103                      8,098                    8,075

     Dilutive options                                                 6                          6                       84
                                                             ---------------------------------------------------------------
     Total diluted shares                                         8,109                      8,104                    8,159
                                                             ---------------------------------------------------------------
     Diluted per share amount                                $      .15                $      (.29)              $     (.54)
                                                             ---------------------------------------------------------------


Dilutive options to purchase 6 and 84 shares were not included in the computation of the diluted per share amounts in 2003 and 2002, respectively, because they would have an anti-dilutive effect due to the net loss.

Item 9.   Changes and Disagreements with Accountants
-------   ------------------------------------------

None

Item 9A.   Controls and Procedures
--------   -----------------------

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures (as defined in the Exchange Act Rule
13a-15(e)) as of December 25, 2004. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures were not effective as of December 25, 2004 because of the material weaknesses outlined below.

As a consequence of the material weaknesses noted below, the company applied other procedures to verify the reliability of its accounting for income taxes, payroll, and spare parts. Based on these other procedures, management believes that the consolidated financial statements included in this report, as well as the company's financial statements for each quarter in 2004, as previously reported, are fairly stated in all material respects in accordance with generally accepted accounting principles.

Management's Report on Internal Control over Financial Reporting

The management of Tasty Baking Company and subsidiaries ("Tasty Baking" or the "company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

As part of Tasty Baking's compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, Tasty Baking's management assessed the effectiveness of the company's internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the overall control environment.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The company identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 25, 2004. A description of these material weaknesses that existed as of December 25, 2004, as well as their actual and potential effect on the presentation of the company's consolidated financial statements issued during their existence, is discussed below:

     1. Accounting for Income Taxes: As of December 25, 2004, the company did not maintain effective controls over the determination of income taxes payable, deferred income tax assets and liabilities, and the related income tax provision. Specifically, management identified the following related to the company's internal control over accounting for income taxes: a lack of dedicated personnel with expertise in income tax accounting matters, insufficient formalized policies and procedures, insufficient historical analysis and ineffective reconciliation of tax asset and liability general ledger accounts. This control deficiency resulted in immaterial misstatements to the consolidated financial statements. However, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities, and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     2. Payroll: As of December 25, 2004, the company did not maintain effective control over payroll. Specifically, certain employees had inappropriate access to the payroll system and authority to process time without appropriate documentation and/or management approval. This control deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a misstatement of payroll liability and expense accounts that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     3. Spare Parts Inventory: As of December 25, 2004, the company did not maintain effective controls over spare parts inventory. This deficiency in internal control included ineffective review and approval of parts issued and received as well as ineffective application of cycle count procedures. Furthermore, the company did not maintain effective control over validation of prices invoiced to the company from the third party service provider. This deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a misstatement of spare parts inventory that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that, as of December 25, 2004, the company did not maintain effective internal control over financial reporting based on criteria established in Internal Control - Integrated Framework.

Tasty Baking's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management's assessment of the effectiveness of the company's internal control over financial reporting as of December 25, 2004 as stated in their report which appears on pages 17 and 18.

Management's Discussion on Material Weaknesses and Changes in Internal Control over Financial Reporting

The company has implemented the following specific enhancements to our internal control over financial reporting related to the material weaknesses described above. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The company has and will continue to implement procedures and controls to mitigate the material weaknesses as follows:

     1. Accounting for Income Taxes: The company has i) implemented additional monitoring controls through increased documented management review;
          ii) fully documented the methodology and tools for calculating and reporting tax related transactions; iii) enhanced the formality and rigor of controls for reconciliation procedures; and iv) increased use of a third party service provider for the more complex areas of the company's income tax compliance efforts.

     2. Payroll: Effective March 2005, the company made improvements to segregation of duties and formalized and implemented more rigorous approval policies and procedures.

     3. Spare Parts Inventory: During the third quarter of fiscal 2003, the company contracted with a third party provider for the maintenance, custody, accounting, and reporting of spare parts usage and inventory in an effort to enhance controls surrounding these functions. As a result of certain transition issues during 2004, these controls were not implemented as agreed to between the company and the third party provider. During the first quarter of 2005, the company formalized and enhanced management's process for documenting and executing cycle counts, performing analytical procedures surrounding parts issues, and assuring authorization of price and use of parts on a monthly basis.

Significant efforts were made to establish a framework to improve our internal control over financial reporting during 2004. The company committed considerable resources to the design, implementation, documentation and testing of the key internal controls of the company. Additional efforts were required to remediate and retest certain internal control deficiencies. Management believes that these efforts have improved the company's internal control over financial reporting. While the company's internal control over financial reporting is significantly improved, management has identified certain areas that it believes should be further enhanced. With respect to these areas, the company has implemented compensating controls and procedures that are designed to prevent a material misstatement of the company's consolidated financial statements. Nevertheless, management intends to continue improving the company's internal control over financial reporting. Initiatives the company has implemented to improve the company's internal control over financial reporting in 2004, or will implement in 2005, include the following:

     o In the fourth quarter of fiscal 2004, the company implemented a new enterprise resource planning (ERP) system. This new ERP system has provided the company with an integrated planning, accounting and reporting system. In the first quarter of 2005, the company continued to evaluate each of these processes and controls. As a result of the efforts in 2004 and continued efforts in 2005, the company believes that the new ERP system has strengthened the company's overall internal control. The ERP implementation resulted in material changes in the company's system of internal control over financial reporting during the fourth quarter of 2004.

     o In late 2003 and during 2004, the company engaged certain specialists and/or outsourced certain functions not considered core competencies of the company including, but not limited to i) payroll processing and regulatory compliance, ii) spare parts maintenance, custody, accounting and reporting, and iii) tax compliance. The company established contracts with each of these providers intended to enhance the overall control of each of these processes. While certain transition issues were identified during the company's evaluation of internal control during 2004, management has and will continue to formalize the company's controls surrounding these processes in 2005 and fully expects to realize the enhanced control in each of these functions.

     Initiatives the company will implement to further enhance the company's internal control over financial reporting in 2005 include, but are not limited to, the following:

     o continue to enhance the control consciousness throughout the entire organization;

     o    continue to train finance and accounting personnel;

     o re-evaluate current job responsibilities to create a more efficient financial reporting process while improving segregation of duties;

     o implement additional monitoring controls through increased documented management review of certain account reconciliations, calculations, estimates and transactions;

     o    automate certain controls that are currently performed manually; and

     o    enhance documentation of all key financial procedures.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including management's own, is subject to certain inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.     Other Information
--------     -----------------

On March 21, 2005, Tasty Baking Company executed the Waiver and Eighth Amendment to Credit Agreement (the "Amendment") with PNC Bank, NA and Citizens Bank of Pennsylvania (the "Banks"). The Amendment amends the Credit Agreement dated January 31, 2002, as amended ("Credit Agreement"). The Amendment specifically 1) waives certain covenant violations that existed on December 25, 2004; 2) amends certain definitions and financial covenants in the Credit Agreement to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor;
3) amends the limit on capital expenditures for 2005 to $10 million; 4) amends the minimum Tangible Net Worth required; and 5) extends the maturity of the 364-day line to March 20, 2006. Upon a default under the Credit Agreement, including the non-payment of principal or interest, the obligations under the Credit Agreement may be accelerated. Material terms and conditions of the Credit Agreement are found in Note 5 to the company's audited consolidated financial statements.

On March 22, 2005, the Board of Directors amended the company's By-Laws to provide for a Director Emeritus position. Pursuant to the By-Laws, a Director Emeritus shall serve for a one-year term and may be re-elected by the Board of Directors for one further year term but may not serve more than two such one-year terms. This amendment becomes effective on March 22, 2005.

On March 22, 2005, Philip J. Baur, Jr. announced his retirement from the Board of Directors of Tasty Baking Company, effective May 12, 2005. Mr. Baur has served as a Director of the company since 1954 and his positions have included Secretary, Vice-President and President, as well as, Chairman of the Board and a member of its Audit Committee and Nominating and Corporate Governance Committee. The Board has elected Mr. Baur as Director Emeritus, commencing May 12, 2005. The Board would like to extend its sincere thanks and appreciation for Mr. Baur's dedication and service to the company for more than 50 years. The Board has made no decision as to whether it will fill the resulting Class 3 seat at this time.

The Board of Directors has nominated Fred C. Aldridge, Jr., James C. Hellauer, and James E. Nevels for election as Class 1 Directors at the company's annual meeting of shareholders to be held on May 12, 2005. Additional information regarding the nominees will be provided in the definitive proxy statement for the 2005 Annual Meeting of Shareholders ("Proxy Statement"), which the company expects to mail on or before April 12, 2005.

                      TASTY BAKING COMPANY & SUBSIDIARIES
                                    PART III

Item 10.     Directors and Executive Officers
--------     --------------------------------
The names, ages, positions held with the company, periods of service as a director or executive officer, principal occupations, business experience and other directorships of nominees for director of the company are set forth in the Proxy Statement in the section entitled "Directors and Executive Officers," which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an "audit committee financial expert" are set forth in the Proxy Statement in the section entitled "Committees of the Board of Directors," which information is incorporated herein by reference.

Information regarding compliance with Section 16 (1) of the Exchange Act is set forth in the section of the Proxy Statement entitled "Section 16 (a) Benficial Owners Compliance" which information is incorporated herein by reference.

Information regarding the company's Code of Business Conduct applicable to the company's directors, officers and employees is set forth in the section of the Proxy Statement entitled "Code of Business Conduct," which information is incorporated herein by reference.


Item 11.    Executive Compensation
--------    ----------------------
Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the company during 2004, and compensation of directors, is set forth in the sections entitled, respectively, "Compensation of Executive Officers" and "Director Attendance and Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------------------------------------------------------------------------------

Information concerning ownership of the company's voting securities by certain beneficial owners, individual nominees for director, the Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer and executive officers as a group, is set forth in the section entitled "Principal Holders of Voting Securities" in the Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plans is set forth in the section entitled "Securities Authorized for Issuance under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
--------     ----------------------------------------------
Information concerning certain relationships and related transactions is set forth in the section entitled "Directors and Executive Officers", which information is incorporated herein by reference.


Item 14.     Principal Accountant Fees and Services
--------     --------------------------------------
Information concerning principal accountant fees and services including the Pre-Approval Policy Regarding Independent Auditor Services, is set forth in the section entitled "Independent Auditor Fees" in the Proxy Statement, which information is incorporated herein by reference.

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                     PART IV

                ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                     For the Fiscal Years Ended December 25,
                  2004, December 27, 2003 and December 28, 2002

Item 15(a)(1).
--------------------------------------------------------------------------------
The audited consolidated financial statements of the company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).
--------------------------------------------------------------------------------
The following consolidated financial statement schedule of the company and its subsidiaries for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, is included on page 46 hereof.


Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3). Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601
--------------------------------------------------------------------------------

          (3) (a) Articles of Incorporation of Company as amended are incorporated herein by reference to Exhibit 3 to Form 10-K report of company for fiscal 1998.

              *(b)  By-laws of company, as amended on March 22, 2005.

         (10) #(a)  2003 Long Term  Incentive  Plan,  effective as of March
                    27, 2003, is incorporated herein by reference to Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March 31, 2003.

               #(b) 1991 Long Term  Incentive  Plan,  effective as of January 1,
                    1991, is incorporated herein by reference to Exhibit 10 to Form 10-K report of Company for fiscal 1990.

               #(c) 1985 Stock Option  Plan,  effective  December  20, 1985,  is incorporated herein by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders on April 18, 1986, filed on or about March 21, 1986.

               #(d) Supplemental  Executive  Retirement Plan, dated February 18,
                    1983, and amended May 15, 1987 and April 22, 1988, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of Company for fiscal 1991.

               #(e) Management  Stock  Purchase Plan is  incorporated  herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987, and April 19, 1991.

               #(f) Trust Agreement,  dated as of November 17, 1989, between the
                    Company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of Company for 1994.

               #(g) Director   Retirement   Plan  dated   October  15,  1987  is
                    incorporated herein by reference to Exhibit 10(h) to Form 10-K report of Company for 1992.

               #(h) 1993 Replacement  Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994, for the Annual Meeting of Shareholders on April 22, 1994.

               #(i) 1994  Long Term  Incentive  Plan is  incorporated  herein by reference to Exhibit 10(j) to Form 10-K report of company for 1994.

                      TASTY BAKING COMPANY AND SUBSIDIARIES



               #(j) Trust Agreement, dated January 19, 1990, between the Company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of company for 1995.

               #(k) 1997  Long Term  Incentive  Plan is  incorporated  herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

               #(l) Employment  Agreement,  dated as of August 14, 2002, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of company for 2002.

               #(m) Supplemental  Executive Retirement Plan Agreement,  dated as of October 7, 2002, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of company for 2002.

               #(n) Amendment  to the  Supplemental  Executive  Retirement  Plan
                    Agreement between the company and Charles P. Pizzi, dated as of August 19, 2004, is incorporated herein by reference to
                    Exhibit 10.2 to Form 10-Q report of company for the 39 weeks ending September 25, 2004.

              *#(o) Amendment to the Employment  Agreement,  dated as of January
                    19, 2004, between the company and Charles P. Pizzi.

               #(p) Amendment to the  Employment  Agreement,  dated as of August
                    19, 2004, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10.1 to Form 10-Q report of company for the 39 weeks ending September 25, 2004.

                (q) Credit Agreement,  as amended January 23, 2004, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania is incorporated herein by reference to Exhibit
                    10.1 to Form 10-Q report of company for the 13 weeks ending March 27, 2004.

               *(r) Sixth Amendment to Credit  Agreement,  dated January 21,
                    2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania.

               *(s) Waiver and Seventh Amendment to Credit Agreement,  dated
                    February 28, 2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania.

               *(t) Eighth  Amendment to the Credit  Agreement,  dated March
                    21, 2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania.

              *#(u) Form of Restricted  Stock Award  Agreement for the 2003 Long
                    Term Incentive Plan, dated October 29, 2004, between the company and certain executive officers.

              *#(v) Form of Grant  Agreement  for the 1997  and 2003  Long  Term
                    Incentive Plan.


          *(21)     Subsidiaries of the Company.

          *(23)(a)  Consent of  Independent  Registered  Public  Accounting
                    Firm.

          *(31)(a) Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          *(31)(b) Certification of David S. Marberger, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          *(32) Certification of Charles P. Pizzi, Chief Executive Officer, and David S. Marberger, Chief Financial Officer, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
*   Filed or furnished herewith
#   Indicates a management contract or compensatory arrangement



                      TASTY BAKING COMPANY AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
 for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002






              Column A                                                  Column B         Column C          Column D       Column E
              --------                                                  --------         --------          --------       --------
                                                                                          Additions
                                                                        Balance at       Charged to                       Balance
                                                                        beginning         Costs and                        at end
                                                                        of Period         Expenses         Deductions   of Period
                                                                           ------          --------        ----------       ------
  Description Deducted from applicable assets:
        Allowance for doubtful accounts:
                For the fiscal year ended December 25, 2004               $  3,648          $  1,627         $    427    $  4,848
                                                                             =====             =====              ===       =====
                For the fiscal year ended December 27, 2003               $  3,606          $  1,059         $  1,017    $  3,648
                                                                             =====             =====            =====       =====
                For the fiscal year ended December 28, 2002               $  3,752          $    958         $  1,104    $  3,606
                                                                             =====              ====            =====       =====

        Inventory valuation reserves:
                For the fiscal year ended December 25, 2004               $    232          $    294         $    385    $    141
                                                                               ===              ====             ====         ===
                For the fiscal year ended December 27, 2003               $    682          $    300         $    750    $    232
                                                                               ===               ===              ===         ===
                For the fiscal year ended December 28, 2002               $    335          $    702         $    355    $    682
                                                                              ====               ===              ===         ===

        Spare parts inventory reserve for obsolescence:
                For the fiscal year ended December 25, 2004               $     56          $     19         $    (86)   $    161
                                                                                ==                ==              ====        ===
                For the fiscal year ended December 27, 2003               $    365          $    396         $    705    $     56
                                                                               ===               ===              ===          ==
                For the fiscal year ended December 28, 2002               $    481          $     48         $    164    $    365
                                                                              ====               ===              ===         ===


                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   TASTY BAKING COMPANY




 March 25, 2005         /s/ Charles P. Pizzi
                        -------------------------------------------------
                        Charles P. Pizzi,
                        President and
                        Chief Executive Officer





 March 25, 2005         /s/ David S. Marberger
                        -------------------------------------------------
                        David S. Marberger,
                        Senior Vice President,
                        Chief Financial Officer and Chief Accounting Officer
                        [Principal Financial and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


              Signature                                          Capacity                                 Date
------------------------------------------           -------------------------------           --------------------------




/s/ James E. Ksansnak                                Chairman of the Board                     March 25, 2005
------------------------------------------
      James E. Ksansnak                              and Director of Tasty
                                                     Baking Company



/s/ Charles P. Pizzi                                 President, Chief                          March 25, 2005
------------------------------------------
      Charles P. Pizzi                               Executive Officer and
                                                     Director of Tasty
                                                     Baking Company
                                                     [Principal Executive Officer]


/s/ Fred C. Aldridge, Jr.                            Director of Tasty                         March 25, 2005
------------------------------------------
      Fred C. Aldridge, Jr.                          Baking Company




/s/ Philip J. Baur, Jr.                              Director of Tasty                         March 25, 2005
------------------------------------------
      Philip J. Baur, Jr.                            Baking Company




/s/ Ronald J. Kozich                                 Director of Tasty                         March 25, 2005
------------------------------------------
      Ronald J. Kozich                               Baking Company





/s/ Judith M. von Seldeneck                          Director of Tasty                         March 25, 2005
------------------------------------------
      Judith M. von Seldeneck                        Baking Company




/s/ David J. West                                    Director of Tasty                         March 25, 2005
------------------------------------------
      David J. West                                  Baking Company




/s/ David S. Marberger                               Senior Vice President                     March 25, 2005
------------------------------------------
      David S. Marberger                             Chief Financial Officer and
                                                     Chief Accounting Officer of
                                                     Tasty Baking Company
                                                     [Principal Financial and
                                                      Accounting Officer]
