Form 10-Q
period 2005-03-26
TASTY BAKING CO
filed 2005-05-05
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the thirteen weeks ended March 26, 2005

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


                                 (215) 221-8500
                (Company's Telephone Number, including area code)


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
                            Yes X                     No  ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $.50                   8,161,698
               (Title of Class)                   (No. of Shares Outstanding
                                                    as of March 26, 2005)




                                    1 of 20

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX





PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets
              March 26, 2005 and December 25, 2004............................3

              Consolidated Statements of Operations
              Thirteen weeks ended March 26, 2005 and March 27, 2004..........4

              Consolidated Statements of Cash Flows
              Thirteen weeks ended March 26, 2005 and March 27, 2004..........5

              Notes to Consolidated Financial Statements...................6-12

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................13-15

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk16

Item 4.       Controls and Procedures.....................................17-18

Item 5.       Other Information .............................................18

PART II.      OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and use of Proceeds....19

Item 6.       Exhibits.......................................................19

Signature     ...............................................................20








                                    2 of 20


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     (000's)

------------------------------------------------------------------------------------------------------------
                                                                    March 26, 2005      December 25, 2004
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
       Cash                                                            $    247             $    320
       Receivables, less allowance of $5,581and $4,848, respectively     22,607               20,049
       Inventories                                                        5,759                5,412
       Deferred income taxes                                              3,367                3,280
       Prepayments and other                                              1,140                1,092
                                                                  ------------------------------------------
          Total current assets                                           33,120               30,153
                                                                  ------------------------------------------
Property, plant and equipment:
       Land                                                               1,033                1,033
       Buildings and improvements                                        41,249               41,327
       Machinery and equipment                                          139,967              166,449
                                                                  ------------------------------------------
                                                                        182,249              208,809
       Less accumulated depreciation                                    118,751              143,774
                                                                  ------------------------------------------
                                                                         63,498               65,035
                                                                  ------------------------------------------
Other assets:
Long-term receivables from independent sales distributors                11,514               11,185
Deferred income taxes                                                    10,337               10,337
Other                                                                     1,767                1,792
                                                                  ------------------------------------------
                                                                         23,618               23,314
                                                                  ------------------------------------------
Total assets                                                           $120,236             $118,502
                                                                  ==========================================

Liabilities
Current liabilities:
       Current obligations under capital leases                        $    720             $    713
       Notes payable, banks                                               6,800                2,700
       Accounts payable                                                   7,550                9,083
       Accrued payroll and employee benefits                              7,103                7,145
       Reserve for restructures                                             568                  436
       Other                                                              1,847                3,307
                                                                  ------------------------------------------
          Total current liabilities                                      24,588               23,384

Long-term obligations under capital leases, less current portion          3,974                4,159
Long-term debt                                                           10,000                9,000
Reserve for restructures, less current portion                              283                  601
Accrued pensions and other liabilities                                   23,893               23,824
Postretirement benefits other than pensions                              16,674               16,747
                                                                  ------------------------------------------
Total liabilities                                                        79,412               77,715
                                                                  ------------------------------------------

Shareholders' equity
       Common stock                                                       4,558                4,558
       Capital in excess of par value of stock                           29,281               29,292
       Retained earnings                                                 22,331               22,261
                                                                  ------------------------------------------
                                                                         56,170               56,111
       Less:
       Accumulated other comprehensive loss                               2,398                2,398
       Treasury stock, at cost                                           12,873               12,823
       Management Stock Purchase Plan receivables and deferrals              75                  103
                                                                  ------------------------------------------
                                                                         40,824               40,787
                                                                  ------------------------------------------
Total liabilities and shareholders' equity                             $120,236             $118,502
                                                                  ==========================================



 See Notes to Consolidated Financial Statements.




                                    3 of 20

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's, except per share amounts)


--------------------------------------------------------------------------------
                                               For the Thirteen Weeks Ended
                                            March 26, 2005    March 27, 2004 (a)
--------------------------------------------------------------------------------


Gross Sales                                    $ 65,946             $ 68,360
Less discounts and allowances                   (24,792)             (27,882)
                                            ------------------------------------
Net Sales                                        41,154               40,478
                                            ------------------------------------
Costs and expenses:
      Cost of sales                              26,024               26,325
      Depreciation                                1,801                1,730
      Selling, general and administrative        12,654               11,577
      Interest expense                              321                  303
      Other income, net                            (238)                (226)
                                            ------------------------------------
                                                 40,562               39,709
                                            ------------------------------------
Income before provision for
      income taxes                                  592                  769

Provision for income taxes                          113                  286
                                            ------------------------------------

Net income                                     $    479             $    483
                                            ====================================


Average common shares outstanding:
         Basic                                    8,064                8,096
         Diluted                                  8,167                8,113

Per share of common stock:

      Net income:
         Basic and Diluted                     $   0.06             $   0.06
                                            ==============        ==============
      Cash dividend                            $   0.05             $   0.05
                                            ==============        ==============


 (a) Amounts have been reclassified for comparative purposes.






 See Notes to Consolidated Financial Statements.





                                    4 of 20


                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                     (000's)

---------------------------------------------------------------------------------------------------
                                                                  For the Thirteen Weeks Ended
                                                               March 26, 2005      March 27, 2004
---------------------------------------------------------------------------------------------------


Cash flows from (used for) operating activities
     Net income                                                   $   479              $   483
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                               1,801                1,730
         Restructure payments                                        (186)                (528)
         Pension expense                                               84                  527
         Deferred taxes                                               (87)                --
         Other                                                        264                   89
     Changes in assets and liabilities:
         Increase in receivables                                   (2,778)              (1,002)
         Increase in inventories                                     (347)                (122)
         Increase in prepayments and other                            (24)                (359)
         Decrease in accounts payable, accrued
           payroll and other current liabilities                   (3,036)                 (91)
                                                           ----------------------------------------

     Net cash from (used for) operating activities                 (3,830)                 727
                                                           ----------------------------------------

Cash flows from (used for) investing activities
     Purchase of property, plant and equipment                       (392)              (2,148)
     Proceeds from independent sales distributor
        loan repayments                                             1,814                  741
     Loans to independent sales distributors                       (2,142)                (573)
     Other                                                              1                    9
                                                           ----------------------------------------

     Net cash used for investing activities                          (719)              (1,971)
                                                           ----------------------------------------

Cash flows from (used for) financing activities
     Dividends paid                                                  (409)                (405)
     Payment of long-term debt                                       (177)                (155)
     Net increase (decrease) in short-term debt                     4,100                 (200)
     Additional long-term debt                                      1,000                2,000
     Purchase of treasury stock                                       (38)                --
                                                           ----------------------------------------

     Net cash from financing activities                             4,476                1,240
                                                           ----------------------------------------

     Net decrease in cash                                             (73)                  (4)

     Cash, beginning of year                                          320                   33
                                                           ----------------------------------------

     Cash, end of period                                          $   247              $    29
                                                           ========================================


     Supplemental Cash Flow Information Cash paid
      (refunded) during the period for:
         Interest                                                 $   320              $   325
                                                           ========================================
         Income taxes                                             $   (47)             $     7
                                                           ========================================






 See Notes to Consolidated Financial Statements.




                                    5 of 20

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

       Interim Financial Information

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of March 26, 2005 and December 25, 2004, the results of its operations for the thirteen weeks ended March 26, 2005 and March 27, 2004, and cash flows for the thirteen week period ended March 26, 2005 and March 27, 2004, respectively. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2004 Annual Report to Shareholders. In addition, the results of operations for the thirteen weeks ended March 26, 2005 are not necessarily indicative of the results to be expected for the full year.

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




                                    6 of 20

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

       The company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and significant information technology development projects.

       Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that the expected future undiscounted net cash flows of the related asset is less than the asset's carrying value, an impairment loss is recognized.

       Pension Plan

       The company's funding policy for the pension plan ("Pension Plan") is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company's actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

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

       The company amended the Pension Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005 solely for vesting purposes pursuant to the terms of the Pension Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005, upon retirement from the company.

       Effective March 27, 2005 the company adopted a new company funded retirement plan, which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company will make cash contributions into individual accounts for eligible employees. These contributions will be equal to a percentage of an employee's eligible compensation and will increase with the employee's age and years of credited service.




                                    7 of 20

       Stock-Based Compensation

       In December of 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (FAS
       148)." The provisions of this statement are effective for fiscal years beginning after December 15, 2003. The company measures stock-based compensation and reports the calculated differences between the reported and pro-forma impact of the fair-value method on the interim and annual financial reports as required. See Recent Accounting Statements regarding a change effective in 2006.

                                                               Thirteen Weeks Ended
                                                       March 26, 2005          March 27, 2004
                                                     ---------------         ----------------
       Net income as reported                        $           479         $            483

       Deduct: Total stock-based employee
       compensation expense determined under
       fair-value net of related tax effects                     (62)                     (61)
                                                     ---------------         ----------------
       Pro forma net income                          $           417         $            422
                                                     ===============         ================

       Earnings per share:
       Basic and Diluted - as reported               $          0.06         $           0.06
                                                     ---------------         ----------------
       Basic and Diluted - pro forma                 $          0.05         $           0.05
                                                     ===============         ================

       Treasury Stock

       Treasury stock is stated at cost. Cost is determined by the FIFO method.

       Net Income Per Common Share

       Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Dilution is the result of including outstanding stock options and restricted shares.

       Recent Accounting Statements

       In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. In April 2005, the SEC approved a new rule that makes FAS 123(R) effective for annual periods that begin after June 15, 2005. The company expects to adopt FAS 123(R) in January 2006. The company expects to select the Modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. The company is currently evaluating the impact of the adoption of this standard, but does not expect a material impact compared to the pro forma amounts.




                                    8 of 20

2.     Restructure Charges

       In the fourth quarter 2004, the company settled certain thrift store lease contracts for a gain of $35. The gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

       The company recognized net restructure charge reversal in 2003 of $500. These reversals resulted from favorable settlements of certain thrift store lease contracts reversal in the 2002 restructuring.

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

       Restructure Reserve Activity

                                       Lease obligations      Severance          Other          Total
                                       -----------------    -----------    -----------    -----------
       Balance December 27, 2003             $       813    $     1,485    $        77    $     2,375
       Q1 2004 Payments                             (125)          (387)           (16)          (528)
                                             -----------    -----------    -----------    -----------
       Balance March 27, 2004                        688          1,098             61          1,847
       Q2 2004 Payments                             (112)          (187)           (16)          (315)
                                             -----------    -----------    -----------    -----------
       Balance June 26, 2004                         576            911             45          1,532
       Q3 2004 Payments                              (88)          (176)           (16)          (280)
                                             -----------    -----------    -----------    -----------
       Balance September 25, 2004                    488            735             29          1,252
       Q4 2004 Reversal of reserve,
          net of adjustments                           4              -              5              9
       Q4 2004 Payments                              (85)          (143)             4           (224)
                                             -----------    -----------    -----------    -----------
       Balance December 25, 2004                     407            592             38          1,037
       Q1 2005 Payments                             (116)           (58)           (12)          (186)
                                             -----------    -----------    -----------    -----------
       Balance March 26, 2005                $       291    $       534    $        26    $       851
                                             ===========    ===========    ===========    ===========

       The balance of the severance charges is expected to be paid as of December 2005 and the balance of the lease obligations and other charges is expected to be paid as of November 2006.



                                    9 of 20

3.     Inventories

       Inventories are classified as follows:

                                                                  March 26, 2005          December 25, 2004
                                                                  --------------          -----------------
       Finished goods                                            $         1,550            $         1,481
       Work in progress                                                      175                        135
       Raw materials and supplies                                          4,034                      3,796
                                                                 ---------------            ---------------
                                                                 $         5,759            $         5,412
                                                                 ===============            ===============

4.     Credit Facility

       On January 31, 2002, the company entered into a new $40 million Credit Facility (Facility) with two banks (the Bank Group) to replace its short-term lines of credit and the former Revolving Credit Agreement. The agreement was subsequently amended on January 23, 2004 to reduce the commitments under the Facility to $30 million. The Facility, as amended, provides $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contains a $6 million sub-limit for overnight borrowings and the revolving line allows for the issuance of Standby Letters of Credit up to $6 million, which reduce the availability under the Facility. Upon approval of the Bank Group, the terms of both the 364-day line and the revolving line may be extended for an additional 364-day or annual period, respectively. Interest rates in the Facility are indexed to LIBOR or the Prime Rate based upon the company's ratio of debt to EBITDA and rates may change up to 1.5% based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 30 to 45 basis points based upon the same ratio used to determine interest rates. The Facility, as amended, contains restrictive covenants that require the maintenance of minimum Tangible Net Worth, that limit the amount of capital expenditures and that limit the ratios of EBITDA to certain fixed charges and total indebtedness. The Facility also provides the Bank Group with a security interest in all unencumbered assets of the company including certain real property through the second quarter of 2005. After that date, the security interest may be terminated if certain objective measures are met.

       In the first quarter of 2005, the company and the Bank Group amended the Facility 1) to waive certain covenant violations that existed on December 25, 2004; 2) to amend the Facility's definitions to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor; 3) to amend the limit on capital expenditures for 2005 to $10 million; 4) to amend the minimum Tangible Net Worth required; and 5) to extend the maturity of the 364-day line to March 20, 2006. The waivers obtained cured the company's covenant violations for its 2004 capital expenditures and its required minimum Tangible Net Worth.





                                    10 of 20

5.   Defined Benefit Retirement Plans

       The company maintains a partially funded noncontributory Pension Plan providing retirement benefits for substantially all employees. Benefits under this Pension Plan generally are based on the employees' years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally are based on the key employees' years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors' Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

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

       The components of the Pension, SERP, and Directors' Retirement plans are summarized as follows:

                                                                                      Thirteen Weeks Ended
                                                                             March 26, 2005      March 27, 2004
       Service cost                                                          $            131    $             352
       Interest cost                                                                    1,209                1,287
       Expected return on plan assets                                                  (1,266)              (1,124)
       Amortization of prior service costs                                                 (4)                  (1)
       Amortization of net loss                                                            14                   13
                                                                             ----------------    -----------------
       Net pension amount charged to income                                  $             84    $             527
                                                                             ================    =================

       There is no minimum cash contribution to the Pension Plan in 2005. The company is expecting to make a cash contribution in 2005 but has not determined the amount.




                                    11 of 20

6.     Postretirement Benefits Other than Pensions

       Components of Net Periodic Postretirement Benefit Cost:


                                                                                       Thirteen Weeks Ended
                                                                               March 26, 2005       March 27, 2004
       Service cost                                                          $             97    $             104
       Interest cost                                                                      202                  236
       Net amortization and deferral (a)                                                 (105)                   -
                                                                             ----------------    -----------------
       Net periodic benefit cost                                             $            194    $             340
                                                                             ================    =================


            (a) Reflects an estimate of changes in the cost of postretirement life insurance to retirees. Amounts shown assume that the changes will reduce the company's share of this cost by approximately 34%.

       Employer Contributions:
       Estimated company contributions for the thirteen weeks ended March 26, 2005, are $309.

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










                                    12 of 20

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   (000's, except share and per share amounts)

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations
              -----------------------------------------------------------------

Results of Operations

Overview

Net income for the first quarter of 2005 was $479 or $.06 per diluted share. Net income for the first quarter of 2004 was $483 or $.06 per diluted share.

Sales

Net sales increased by 1.7% in the first quarter of 2005 compared to the same quarter in 2004. Gross sales decreased 3.5% in the first quarter versus the same quarter a year ago driven by a 3.6% sales volume decline. This decline in gross sales was offset by a decrease of 11.1% in discounts and allowances for the first quarter 2005 versus 2004. The decline in discounts and allowances was driven by lower promotional expense year-over-year due to higher promoted price points in the route geographies. In addition, the cost of product returns decreased for route sales.

Route net sales were up 1.1% in the first quarter 2005 versus 2004, driven primarily by the lower promotional expense, as mentioned above, and an increase in sales from the Tastykake Sensables product line, which launched in the third quarter 2004. These improvements were partially offset by a decline in Family Pack volume due to the higher promoted price points in the first quarter 2005 versus the first quarter a year ago. Non-route net sales were up 3.8% for the first quarter 2005 compared to the same period in 2004 due to an increase in sales to certain existing direct sales customers.

Cost of Sales

Cost of sales, excluding depreciation, for the first quarter of 2005 decreased by 1.1%. This decrease in cost of sales dollars was driven by the 3.6% sales volume decline in the first quarter 2005 compared to 2004. This decrease was partially offset by significant increases in utility expenses in the first quarter 2005 compared to same quarter a year ago. As a percentage of gross sales, cost of sales increased 1.0 percentage point to 39.5% in the first quarter 2005 from 38.5% in the first quarter of 2004.

Gross Margin

Gross margin after depreciation, was 32.4% of net sales for the first quarter of 2005 compared to 30.7% in the first quarter 2004. The 1.7 percentage point improvement resulted from the improved price realization on net sales, partially offset by the cost of sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2005 increased $1,077, or 9.3%, compared to the first quarter in 2004. This change is attributed to increased investment in the sales and information technology organizations, as well as increased marketing expense compared to last year. The increase was also attributed to consultant costs incurred to assist with the completion of internal control testing required by Section 404 of the
Sarbanes-Oxley Act of 2002, as amended. In addition, there were higher consulting costs associated with enhanced Enterprise Resource Planning support in the month of January 2005. These increases were partially offset by a first quarter reduction in pension expense during the conversion of the defined benefit pension plan to a defined contribution pension plan.





                                    13 of 20

Depreciation

Depreciation expense in the first quarter of 2005 increased 4.1% compared to the same period a year ago. This is a result of the increase in depreciation from the new Enterprise Resource Planning system implemented in the fourth quarter of 2004, partially offset by assets related to the previous Enterprise Resource Planning system that became fully depreciated at the end of 2004.

Non-Operating Items

Interest expense increased by $19 or 6.2%, in the first quarter of 2005 compared to the first quarter of 2004. This is due to increased average interest rates, partially offset by a decrease in the average borrowing levels in the first quarter 2005 versus the same period a year ago. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $40, pre-tax.

The effective income tax rate was 19.0% and 37.2% for the thirteen weeks ended March 26, 2005 and March 27, 2004, respectively. These rates compare to a federal statutory rate of 34%. In 2005, the difference between the effective rate and the statutory rate is the result of estimated state tax benefits generated from state tax losses as well as state and federal tax credits and adjustments related to prior year estimates. In 2004, the difference between the effective tax rate and the statutory tax rate is principally due to the effect of state income taxes. For the balance of 2005, the company expects an effective income tax rate of 34.0%.

Liquidity and Capital Resources

Current assets at March 26, 2005 were $33,120 compared to $30,153 at December 25, 2004, and current liabilities at March 26, 2005, were $24,588 compared to $23,384 at December 25, 2004. The increase in current assets is primarily related to a seasonal increase in accounts receivable, net of the allowance. The accounts receivable allowance increased by $733 which can be attributed to a reserve for customer credits not yet issued for certain promotional deals. The increase in current liabilities in the first quarter of 2005 was principally related to an increase in short term notes payable, partially offset by a decrease in accounts payable and other accrued expenses.

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A Credit Facility is maintained with two banks and certain capital and operating leases are utilized.

On January 31, 2002, the company entered into a new $40 million Credit Facility (Facility) with two banks (the Bank Group) to replace its short-term lines of credit and the former Revolving Credit Agreement. The agreement was subsequently amended on January 23, 2004 to reduce the commitments under the Facility to $30 million. The Facility, as amended, provides $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contains a $6 million sub-limit for overnight borrowings and the revolving line allows for the issuance of Standby Letters of Credit up to $6 million, which reduce the availability under the Facility. Upon approval of the Bank Group, the terms of both the 364-day line and the revolving line may be extended for an additional 364-day or annual period, respectively. Interest rates in the Facility are indexed to LIBOR or the Prime Rate based upon the company's ratio of debt to EBITDA and rates may change up to 1.5% based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 30 to 45 basis points based upon the same ratio used to determine interest rates. The Facility, as amended, contains restrictive covenants that require the maintenance of minimum Tangible Net Worth, that limit the amount of capital expenditures and that limit the ratios of EBITDA to certain fixed charges and total indebtedness. The Facility also provides the Bank Group with a security interest in all unencumbered assets of the company including certain real property through the second quarter of 2005. After that date, the security interest may be terminated if certain objective measures are met.




                                    14 of 20

In the first quarter of 2005, the company and the Bank Group amended the Facility 1) to waive certain covenant violations that existed on December 25, 2004; 2) to amend the Facility's definitions to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor; 3) to amend the limit on capital expenditures for 2005 to $10 million; 4) to amend the minimum Tangible Net Worth required; and 5) to extend the maturity of the 364-day line to March 20, 2006. The waivers obtained cured the company's covenant violations for its 2004 capital expenditures and its required minimum Tangible Net Worth.

Net cash from operating activities for the thirteen weeks ended March 26, 2005 decreased by $4,557 compared to the same period in 2004. This decrease was driven by an unfavorable change in assets and liabilities in the first quarter of 2005 compared to the change in first quarter of 2004. The unfavorable change in assets and liabilities resulted from an increase in accounts receivable that was greater than the increase in the prior year. There was also a significant decrease in accounts payable that was larger than the decrease during the comparable period last year. Non-cash adjustments decreased for the thirteen weeks ended March 26, 2005 compared to the same period in 2004. This was partially offset by lower cash restructure payments in the first quarter of 2005 compared to the same period in 2004.

Net cash used for investing activities for the thirteen weeks ended March 26, 2005 decreased by $1,252 relative to the same period in 2004. In the first quarter of 2005, there was a $1,756 decrease in capital expenditures relative to the prior year. During the first quarter in 2004, the company began the implementation of its new Enterprise Resource Planning system. Partially offsetting this decrease in capital expenditures was an increase of $496 in the net expenditures for financing activity to the independent sales distributors relative to the same period last year, which is due to the timing of settlements for independent sales distributor financing.

Net cash from financing activities for the thirteen weeks ended March 26, 2005 increased by $3,236 relative to the comparable period in 2004 due primarily to a $4,300 increase in the short-term borrowing position offset by a $1,000 decrease in additional long-term debt.

For the remainder of 2005, the company anticipates that cash flow from operations, along with the continued availability of credit under the Amended Facility, will provide sufficient cash to meet operating and financing requirements.

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements can be identified by the use of such words as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," " predict," "project," "should," "would," "is likely to," or "is expected to" and other similar terms. They include comments about competition in the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the company's expanded market, production and inventory concerns, loss of one or both of the company's production facilities, availability of capital, fluctuation in interest rates, governmental regulations, legal proceedings, pension expense, protection of the company's intellectual property and trade secrets and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" and "Risk Factors" in the company's 2004 Annual Report to Shareholders and in the company's annual report on Form 10-K for the year ended December 25, 2004, for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.




                                    15 of 20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets and the company's financial performance. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $40. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, which would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable. For a more detailed explanation see the company's 2004 Annual Report on Form 10-K "Quantitative and Qualitative Disclosure about Market Risk," page 16.




                                    16 of 20

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the company's reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were not effective at March 26, 2005 because of the material weaknesses in internal control over financial reporting related to accounting for income taxes and payroll as fully described in our Annual Report on Form 10-K for the year ended December 25, 2004.

We performed additional analysis and other post-closing procedures to provide assurances that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)         Changes in Internal Control over Financial Reporting

The company has made changes in its internal control over financial reporting during the period covered by this report that have materially affected the company's internal control over financial reporting. In particular, the company implemented the following enhancements to its internal control over financial reporting related to the material weaknesses described in the company's Form 10-K for the year ended December 25, 2004:

     1. Accounting for Income Taxes: The company has i) implemented additional monitoring controls through increased documented management review;
          ii) fully documented the methodology and tools for calculating and reporting tax related transactions; iii) enhanced the formality and rigor of controls for reconciliation procedures; and iv) increased use of a third party service provider for the more complex areas of the company's income tax compliance efforts. The enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls. Nevertheless, the enhancements have allowed us to maintain a reasonable level of assurance regarding the amount of taxes recorded in this report.

     2. Payroll: Effective March 2005, the company made improvements to segregation of duties and formalized and implemented more rigorous approval policies and procedures. The enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls. Nevertheless, the enhancements have allowed us to maintain a reasonable level of assurance regarding payroll expenses and liabilities recorded in this report.




                                    17 of 20

     3. Spare Parts Inventory: During the first quarter of 2005, the company formalized and enhanced management's process for documenting and executing cycle counts, performing analytical procedures surrounding parts issues, and assuring authorization of price and use of parts on a monthly basis. These enhancements have been in place long enough for management to obtain a large enough sample size to complete remediation testing. Remediation testing evidenced that these controls give the company a reasonable level of assurance that expenses and assets related to spare parts are properly reflected in this report.

There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 5.  Other Information

The company's definitive proxy statement for the 2005 Annual Meeting of Shareholders (filed with the SEC on April 8, 2005) incorrectly reported that 283,106 shares of common stock were available for future grants under the 2003 Long Term Incentive Plan as of December 25, 2004. The actual number of shares available was 4,894. Accordingly, the second paragraph on page 19 of the definitive proxy statement should now read as follows: "As of December 25, 2004, the 2003 Long Term Incentive Plan had 4,894 shares of common stock available for future grants of stock options, restricted stock and other awards under the Plan."


                                    18 of 20

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 28, 2004, the Board of Directors renewed the company's stock repurchase program originally adopted in July 2003. Under the program, the company may acquire up to 400,000 shares of Tasty Baking Company common stock, which is approximately 5% of the shares outstanding, through July 29, 2006. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of the company's common stock purchased on the open market by the company during the first quarter of fiscal 2005 under the stock repurchase plan.

--------------------------------------------------------------------------------------------------------------------
       Period            (a) Total       (b) Average    (c) Total Number of Shares       (d) Maximum Number (or
                      Number of Shares   Price Paid      (or Units) Purchased as      Approximate Dollar Value) of
                         (or Units)          per        Part of Publicly Announced     Shares (or Units) that may
                         Purchased          Share           Plans or Programs          yet be purchased Under the
                                          (or Unit)                                        Plans or Programs
--------------------------------------------------------------------------------------------------------------------
   December 26 -             -                 -                    -                       388,600
     January 29
--------------------------------------------------------------------------------------------------------------------
    January 30-              -                 -                    -                       388,600
    February 26
--------------------------------------------------------------------------------------------------------------------
   February 27-
     March 26                4,500             $8.43              4,500                     384,100
--------------------------------------------------------------------------------------------------------------------
           Total             4,500             $8.43              4,500                     384,100
--------------------------------------------------------------------------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              Exhibit 3 - Bylaws of company, amended March 22, 2005 are incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 25, 2004.

              Exhibit 10.1 - Sixth Amendment to Credit Agreement, dated January 21, 2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania is incorporated herein by reference to
              Exhibit 10(r) to Form 10-K for the fiscal year ended December 25, 2004.

              Exhibit 10.2 -Waiver and Seventh Amendment to Credit Agreement, dated February 28, 2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania is incorporated herein by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended December 25, 2004.

              Exhibit 10.3 - Eighth Amendment to the Credit Agreement, dated March 21, 2005, by and among the company and PNC Bank, N.A. and Citizens Bank of Pennsylvania is incorporated herein by reference to Exhibit 10(t) to Form 10-K for the fiscal year ended December 25, 2004

              Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                    19 of 20

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     TASTY BAKING COMPANY
                                                 -------------------------------
                                                           (Company)








               May 5, 2005                            /s/ David S. Marberger
              ------------                      -------------------------------
                 (Date)                               DAVID S. MARBERGER
                                                   SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                   (Principal Financial and
                                                       Accounting Officer)












                                    20 of 20