Form 10-Q
period 2005-06-30
TASTY BAKING CO
filed 2005-07-29
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the twenty-six weeks ended June 25, 2005
                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File Number 1-5084

                              TASTY BAKING COMPANY
                              --------------------
               (Exact name of company as specified in its charter)


                 Pennsylvania                       23-1145880
                 -------------                      ----------
          (State of Incorporation)      (IRS Employer Identification Number)


           2801 Hunting Park Avenue, Philadelphia, Pennsylvania       19129
           ----------------------------------------------------       -----
               (Address of Principal Executive Offices)             (Zip Code)


                                 (215) 221-8500
                                 ---------------
                (Company's Telephone Number, including area code)


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X                         No
                               ---                          --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes X                         No
                               ---                          --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.50                        8,155,026
 -----------------------------                 -------------------------
    (Title of Class)                          (No. of Shares Outstanding
                                                 as of July 21, 2005)





                                    1 of 26

                      TASTY BAKING COMPANY AND SUBSIDIARIES


                                      INDEX





PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets
           June 25, 2005 and December 25, 2004.................................................................3

           Consolidated Statements of Operations
           Thirteen and Twenty-six weeks ended June 25, 2005 and June 26, 2004.................................4

           Consolidated Statements of Cash Flows
           Twenty-six weeks ended June 25, 2005 and June 26, 2004..............................................5

           Notes to Consolidated Financial Statements.......................................................6-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................................14-22

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk22

Item 4.    Controls and Procedures............................................................................23



PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and use of Proceeds........................................24

Item 4.    Submission of Matters to a Vote of Security Holders................................................24

Item 5.    Other Information..................................................................................25

Item 6.    Exhibits ..........................................................................................25

Signature  ...................................................................................................26







                                    2 of 26


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                  TASTY BAKING COMPANY AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS
                                                               (Unaudited)
                                                                 (000's)


------------------------------------------------------------------------------------------------------------------
                                                                      June 25, 2005     December 25, 2004 (a)
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
       Cash                                                             $     49           $    320
       Receivables, less allowance of $3,913 and $4,848, respectively     22,272             20,049
       Inventories                                                         5,790              5,412
       Deferred income taxes                                               3,367              3,280
       Prepayments and other                                                 452              1,092
                                                                       -------------------------------------------
          Total current assets                                            31,930             30,153
                                                                       -------------------------------------------
Property, plant and equipment:
       Land                                                                1,033              1,033
       Buildings and improvements                                         41,370             41,327
       Machinery and equipment                                           140,624            166,449
                                                                       -------------------------------------------
                                                                         183,027            208,809
       Less accumulated depreciation                                     120,376            143,774
                                                                       -------------------------------------------
                                                                          62,651             65,035
                                                                       -------------------------------------------
Other assets:
Long-term receivables from independent sales distributors                 11,453             11,185
Deferred income taxes                                                     10,375             10,337
Other                                                                      1,799              1,792
                                                                       -------------------------------------------
                                                                          23,627             23,314
                                                                       -------------------------------------------
Total assets                                                            $118,208           $118,502
                                                                       ===========================================

Liabilities
Current liabilities:
       Current obligations under capital leases                         $    728           $    713
       Notes payable, banks                                                4,600              2,700
       Accounts payable                                                    7,036              9,083
       Accrued payroll and employee benefits                               7,815              7,145
       Reserve for restructures                                              414                436
       Other Accrued Liabilities                                           1,729              3,307
                                                                       -------------------------------------------
          Total current liabilities                                       22,322             23,384

Long-term obligations under capital leases, less current portion           3,788              4,159
Long-term debt                                                            10,000              9,000
Reserve for restructures, less current portion                               280                601
Accrued pensions and other liabilities                                    23,734             23,774
Postretirement benefits other than pensions                               16,648             16,747
                                                                       -------------------------------------------
Total liabilities                                                         76,772             77,665
                                                                       -------------------------------------------

Shareholders' equity
       Common stock                                                        4,558              4,558
       Capital in excess of par value of stock                            28,922             28,933
       Retained earnings                                                  22,809             22,261
                                                                       -------------------------------------------
                                                                          56,289             55,752
       Less:
       Accumulated other comprehensive loss                                2,398              2,398
       Treasury stock, at cost                                            11,748             11,568
       Deferred Stock Compensation                                           672                898
       Management Stock Purchase Plan receivables                             35                 51
                                                                       -------------------------------------------
                                                                          41,436             40,837
                                                                       -------------------------------------------
Total liabilities and shareholders' equity                              $118,208           $118,502
                                                                       ===========================================



 (a) Amounts have been reclassified for comparative purposes.


See Notes to Consolidated Financial Statements.

                                    3 of 26



                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's, except per share amounts)



----------------------------------------------------------------------------------------------------------------
                                            For the Thirteen Weeks Ended        For the Twenty-Six Weeks Ended
                                           June 25, 2005  June 26, 2004 (a)    June 25, 2005   June 26, 2004 (a)
----------------------------------------------------------------------------------------------------------------


Gross Sales                                 $  69,580    $  64,837                  $ 135,526    $ 133,197
Less discounts and allowances                 (25,850)     (24,782)                   (50,642)     (52,664)
                                            ---------------------------------------------------------------

Net Sales                                      43,730       40,055                     84,884       80,533
                                            ---------------------------------------------------------------
Costs and expenses:
      Cost of sales                            27,125       25,752                     53,149       52,078
      Depreciation                              1,661        1,825                      3,462        3,555
      Selling, general and administrative      13,526       11,447                     26,181       23,023
      Interest expense                            326          326                        647          629
      Gain on sale of routes                     --            (75)                      --            (75)
      Other income, net                          (242)        (258)                      (480)        (484)
                                            ---------------------------------------------------------------
                                               42,396       39,017                     82,959       78,726
                                            ---------------------------------------------------------------
Income before provision for
      income taxes                              1,334        1,038                      1,925        1,807

Provision for income taxes                        448          384                        560          670
                                            ---------------------------------------------------------------

Net income                                  $     886    $     654                  $   1,365    $   1,137
                                            ===============================================================


Average common shares outstanding:
          Basic                                 8,056        8,092                      8,060        8,094
          Diluted                               8,159        8,099                      8,163        8,106

Per share of common stock:

      Net income:
          Basic and Diluted                 $    0.11    $    0.08                  $    0.17    $    0.14
                                            ===============================================================
      Cash dividend                         $    0.05    $    0.05                  $    0.10    $    0.10
                                            ===============================================================


 (a) Amounts have been reclassified for comparative purposes.


See Notes to Consolidated Financial Statements.

                                    4 of 26


                      TASTY BAKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                     (000's)


-----------------------------------------------------------------------------------------------------
                                                                   For the Twenty-Six Weeks Ended
                                                                June 25, 2005        June 26, 2004
-----------------------------------------------------------------------------------------------------


Cash flows from (used for) operating activities
     Net income                                                    $ 1,365              $ 1,137
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                3,462                3,555
         Gain on sale of routes                                       --                    (75)
         Restructure payments                                         (343)                (843)
         Pension expense                                               167                1,055
         Deferred taxes                                               (124)                 733
         Other                                                         366                   42
     Changes in assets and liabilities:
         Decrease (increase) in receivables                         (2,629)                 395
         Decrease (increase) in inventories                           (378)                 343
         Decrease (increase) in prepayments and other                  724               (1,139)
         Decrease in accounts payable, accrued
           payroll and other current liabilities                    (2,955)                (431)
                                                              --------------------------------------

     Net cash from (used for) operating activities                    (345)               4,772
                                                              --------------------------------------

Cash flows from (used for) investing activities
     Proceeds from sale of property, plant and equipment              --                     67
     Purchase of property, plant and equipment                      (1,287)              (4,730)
     Proceeds from independent sales distributor loan repayments     2,299                1,930
     Loans to independent sales distributors                        (2,483)              (1,683)
     Other                                                             (89)                 (14)
                                                              --------------------------------------

     Net cash used for investing activities                         (1,560)              (4,430)
                                                              --------------------------------------

Cash flows from (used for) financing activities
     Dividends paid                                                   (817)                (809)
     Payment of long-term debt                                        (356)                (167)
     Net increase (decrease) in short-term debt                      1,900               (1,300)
     Additional long-term debt                                       1,000                2,000
     Purchase of treasury stock                                        (93)                --
                                                              --------------------------------------

     Net cash from (used for) financing activities                   1,634                 (276)
                                                              --------------------------------------

     Net increase (decrease) in cash                                  (271)                  66

     Cash, beginning of year                                           320                   33
                                                              --------------------------------------

     Cash, end of period                                           $    49              $    99
                                                              ======================================

     Supplemental Cash Flow Information
     Cash paid during the period for:
         Interest                                                  $   649              $   615
                                                              ======================================
         Income taxes                                              $    13              $    43
                                                              ======================================



 See Notes to Consolidated Financial Statements.




                                    5 of 26

                      TASTY BAKING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Significant  Accounting  Policies
       --------------------------------
       (000's, except share and per share amounts)


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

       Basis of Consolidation

       The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany transactions are eliminated.

       Interim Financial Information

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of June 25, 2005 and December 25, 2004, the results of its operations for the thirteen and twenty-six weeks ended June 25, 2005 and June 26, 2004, and cash flows for the twenty-six week period ended June 25, 2005 and June 26, 2004, respectively. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2004 Annual Report to Shareholders. In addition, the results of operations for the thirteen and twenty-six weeks ended June 25, 2005 are not necessarily indicative of the results to be expected for the full year.

       Use of Estimates

       Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. These estimates are made using all information available to management, and management believes that these estimates are as accurate as possible as of the dates and for the periods that the financial statements are presented. Actual amounts could differ from these estimates. Significant estimates for the company include customer sales and discounts and allowances, collections, long-lived asset impairment, pension and postretirement plan assumptions, workers' compensation expense and income tax valuation.

       Revenue Recognition

       Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributor, retailers or third-party distributors. For route sales, the company sells to independent sales distributors who, in turn, sell to retail customers. Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor. For sales made directly to a retail customer or a third-party distributor, revenue is recognized upon receipt of the product by the retail customer or third-party distributor.


                                    6 of 26

       Sale of Routes

       The company's sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company may sell routes to independent sales distributors, recognizing a gain or loss on the sale. Routes sold by the company are either existing routes that the company has previously purchased from an independent sales distributor, or newly established routes in new geographies. Any gain or loss recorded by the company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. The company recognizes gains on sales of routes since all material services or conditions related to the sale have been substantially performed or satisfied by the company as of the date of sale. In most cases, the company will finance a portion of the purchase price with interest bearing notes. Interest rates on the notes are based on Treasury yields plus a spread. The notes require full repayment of the loan amount. The company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

       Cash and Cash Equivalents

       The company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

       Inventory Valuation

       Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Inventory balances for raw materials, work in progress, and finished goods are regularly analyzed and provisions for excess and obsolete inventory are recorded, if necessary, based on the forecast of product demand and production requirements.

       Spare parts, which are recorded as property plant & equipment, are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable.

       Excessive spoilage and idle facility expenses that would be material to the financial statements would be excluded from allocated manufacturing overhead and treated as period costs.

       Property and Depreciation

       Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. The principal manufacturing plant is leased from the company's pension plan and is amortized over twenty years. Leasehold improvements are generally depreciated over thirty-nine years. Machinery and equipment are depreciated over fifteen years. Spare parts are recorded as part of machinery and equipment and are expensed as utilized. The new enterprise resource planning system is being depreciated over five years.

       Costs of major additions, replacements and betterments are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

       For significant projects, the company capitalizes labor costs associated with the construction and installation of plant and equipment and significant information technology development projects. The company also capitalizes interest as a component of the cost of significant construction projects.

       In accordance with SFAS No.144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available. These assets are recorded at the lower of their book value or market value.


                                    7 of 26

       Retirement Plans

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

       Effective March 27, 2005 the company adopted a new company funded retirement plan, which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company will make cash contributions into individual accounts for eligible employees. These contributions will be equal to a percentage of an employee's eligible compensation and will increase in pre established increments based on a combination of the employee's age and years of credited service.


                                    8 of 26

       Stock-Based Compensation

       The company measures stock-based compensation and reports the calculated differences between the reported and pro forma impact of the fair-value method on the interim and annual financial reports as required. See Recent Accounting Statements regarding a change effective in 2006.



                                                       Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                   June 25, 2005    June 26, 2004   June 25, 2005    June 26, 2004
                                                   -------------    -------------   -------------    -------------
       Net income as reported                       $        886     $        654    $      1,365   $        1,137

       Deduct: Total stock-based employee
       compensation expense determined under
       fair-value net of related tax effects                 (64)             (66)           (126)            (127)
                                                  -----------------------------------------------------------------
       Pro forma net income                         $        822     $        588    $      1,239   $        1,010
                                                  ================================================================

       Earnings per share:
       Basic and Diluted - as reported              $       0.11     $       0.08    $       0.17   $         0.14
                                                  ================================================================
       Basic and Diluted - pro forma                $       0.10     $       0.07    $       0.15   $         0.12
                                                  ================================================================


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

       In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations.



                                    9 of 26

2.     Restructure Charges
       -------------------

       From fiscal years 2001 to 2004, the company implemented three strategies that resulted in restructuring charges. These strategies were the closing of the company owned thrift stores which began in 2001, the exit from the Dutch Mill Baking facility in 2001, and the departure of executives as a result of the strategic changes made in 2002 with the arrival of the new CEO to the company. The specific costs and activities related to these events are outlined below.

       During the fourth quarter of 2001, a strategic decision was made to exit the Dutch Mill Baking Company production facility and recognize the efficiencies related to moving production to the company's Oxford, PA, plant. There were 19 manufacturing and four administrative positions eliminated as a result. In addition, the company made a strategic decision to exit the thrift store business. The closing affected six thrift store employees. Costs related to these two events were included in a restructure charge of $1,728.

       During the second quarter of 2002, the company closed six thrift stores and eliminated certain manufacturing and administrative positions as the company made a strategic decision to exit the thrift store business in the fourth quarter of 2001. There were 67 employees terminated as a result of this restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405.

       During the fourth quarter of 2002, the company incurred a $4,936 restructure charge related to the closing of the remaining twelve thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. The departure of the senior executives was a result of the strategic changes made in the fourth quarter of 2002 with the arrival of the new CEO to the company. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and four were corporate executives.

       During  the  fourth  quarter  of  2003,  the  company   incurred  a  $429
       restructure charge related to specific arrangements made with senior executives who departed the company. The departure of the senior executives was the result of the continued transition resulting from the strategic changes made in the fourth quarter of 2002 with the arrival of the new CEO to the company.

       The company recognized net restructure charge reversals in 2003 of $500. These reversals resulted from favorable settlements of certain thrift store lease contracts reserved in the 2002 restructuring.

       In the fourth quarter of 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously sub-leased contracts that subsequently defaulted, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.



       Restructure Reserve Activity
                                             Lease Obligations   Severance      Other        Total
                                             ---------------------------------------------------------
       Balance December 27, 2003             $       813    $     1,485    $        77    $     2,375
       Q1 2004 Payments                             (125)          (387)          (16)           (528)
                                             ---------------------------------------------------------
       Balance March 27, 2004                        688          1,098             61          1,847
       Q2 2004 Payments                             (112)          (187)           (16)          (315)
                                             ---------------------------------------------------------
       Balance June 26, 2004                         576            911             45          1,532
       Q3 2004 Payments                              (88)          (176)          (16)           (280)
                                             ---------------------------------------------------------
       Balance September 25, 2004                    488            735             29          1,252
       Q4 2004 Reversal of reserve, net
        of adjustments                                 4              -              5              9
       Q4 2004 Payments                              (85)          (143)             4           (224)
                                             ---------------------------------------------------------
       Balance December 25, 2004                     407            592             38          1,037
       Q1 2005 Payments                            (116)           (58)           (12)          (186)
                                             --------------------------------------------------------
       Balance March 26, 2005                        291            534             26            851
       Q2 2005 Payments                             (89)           (57)           (11)          (157)
                                             --------------------------------------------------------
       Balance June 25, 2005                 $       202    $       477    $        15    $       694
                                             --------------------------------------------------------


                                    10 of 26

       ---------------------------

       The balance of the severance charges is expected to be paid as of December 2005, and the balance of the lease obligations and other charges is expected to be paid as of November 2006. The company is not in a situation where a liability for costs associated with any of the restructurings noted above could not be recognized because the fair-value could not be reasonably estimated.

3.     Inventories
       -----------

       Inventories are classified as follows:

                                         June 25, 2005      December 25, 2004
                                         -------------      -----------------
       Finished goods                  $         1,730        $         1,481
       Work in progress                            181                    135
       Raw materials and supplies                3,879                  3,796
                                       --------------------------------------
                                       $         5,790        $         5,412
                                       ======================================

4.   Credit Facility
     ---------------

       On January 31, 2002, the company entered into a new $40 million Credit Facility (Facility) with two banks (the Bank Group) to replace its short-term lines of credit and the former Revolving Credit Agreement. The agreement was subsequently amended on January 23, 2004 to reduce the commitments under the Facility to $30 million. The Facility, as amended, provides $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contains a $6 million sub-limit for overnight borrowings and the revolving line allows for the issuance of Standby Letters of Credit up to $6 million, which reduce the availability under the Facility. Upon approval of the Bank Group, the terms of both the 364-day line and the revolving line may be extended for an additional 364-day or annual period, respectively. Interest rates in the Facility are indexed to LIBOR or the Prime Rate based upon the company's ratio of debt to EBITDA and rates may change up to 1.5% based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 30 to 45 basis points based upon the same ratio used to determine interest rates. The Facility, as amended, contains restrictive covenants that require the maintenance of minimum Tangible Net Worth, limit the amount of capital expenditures and limit the ratios of EBITDA to certain fixed charges and total indebtedness. The Facility also provides the Bank Group with a security interest in all unencumbered assets of the company including certain real property through June 25, 2005. After that date, the security interest may be terminated if certain objective measures are met. The company had not met the objective criteria to release the security interest as of June 25, 2005.

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


                                    11 of 26

5.     Defined Benefit Retirement Plans
       --------------------------------

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

       The components of the Pension, SERP, and Directors' Retirement plans are summarized as follows:




                                                      Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                 June 25, 2005   June 26, 2004     June 25, 2005     June 26, 2004
                                                 -----------------------------     -------------------------------
       Service cost                             $         131   $          353   $          262     $          705
       Interest cost                                    1,209            1,287            2,418              2,574
       Expected return on plan assets                  (1,266)          (1,124)          (2,532)            (2,248)
       Amortization of prior service costs                 (5)              (1)              (9)                (2)
       Amortization of net loss                            14               13               28                 26
                                                ------------------------------   ---------------------------------
       Net pension amount charged to income     $          83   $          528   $          167     $        1,055
                                                ==============================   =================================



       There is no minimum cash contribution to the Pension Plan in 2005. The company is expecting to make a cash contribution in 2005 but has not determined the amount.

6.     Defined Contribution Retirement Plans
       -------------------------------------

       Effective at the beginning of the second quarter 2005, the company adopted a new company funded retirement plan which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company will make cash contributions into individual accounts for all eligible employees. These contributions will be equal to a percentage of an employee's eligible compensation and will increase in pre established increments based on a combination of the employee's age and years of credited service. Total contributions for the second quarter of 2005 were $501.

       Effective October 2004, the SERP for all active employees was converted from a defined benefit to a defined contribution plan to be consistent with the changes made to the Pension Plan. Total accrued contributions for the twenty-six weeks ended June 25, 2005 were $94.



                                    12 of 26



7.     Postretirement Benefits Other than Pensions
       -------------------------------------------

       Components of Net Periodic Postretirement Benefit Cost:

                                                    Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                June 25, 2005   June 26, 2004      June 25, 2005     June 26, 2004
                                                -----------------------------      -------------------------------
       Service cost                            $          122   $         104     $          219    $          208
       Interest cost                                      163             235                365               471
       Amortization of unrecognized
             prior service cost (a)                      (134)              -               (239)                -
       Amortization of unrecognized gain                  (25)              -                (25)                -
                                               ------------------------------     --------------------------------
       Net periodic benefit cost               $          126   $         339     $          320    $          679
                                               ==============================     ================================




       (a) Over the past 5 years, increases have been made in the portion of the cost of life insurance paid by retirees. These substantive changes to the plan are being treated as an amendment effective December 26, 2004, which is the first day of fiscal 2005.

       Employer Contributions:
       Estimated company contributions for the twenty-six weeks ended June 25, 2005, are $439.

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







                                    13 of 26

                      TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                   (000's, except share and per share amounts)

Critical Accounting Estimates
-----------------------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the company's reported results of operations and financial position. The company's significant accounting policies are more fully described in Note 1 to the company's audited consolidated financial statements in the company's 2004 Annual Report to Shareholders. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the company and (ii) their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Customer Sales and Discounts and Allowances

The company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales. The company records estimated reductions to sales for:

       o Price promotion discounts at the time the product purchased by the independent sales distributor is sold to the final retail customer
       o      Distributor discounts at the time revenue is recognized
       o      Coupon expense at the estimated redemption rate
       o      Customer rebates at the time revenue is recognized
       o Cooperative advertising at the time the company's obligation to the customer is incurred
       o      Product returns received from independent sales distributors

Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the retail customer. The amount of the price promotion is captured in the hand held computer system when the independent sales distributor sells product to the retail customer. The price promotion discount is based upon actual discounts per case based upon an approved price promotion calendar. Any variation in price discounts is due primarily to the company selling more volume on discount than estimated, but that variation is recorded each month. Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to retailers and other customers, adjusted for price promotions and product returns. Direct retail customers receive a purchase discount equal to a percentage of the wholesale price of product received. Discounts to independent distributors and retail customers are based on agreed upon rates, and amounts vary based upon volume.

Coupon expense estimates are based upon the number of coupons dropped to consumers and the estimated redemption percentage. The estimated redemption percentages are based on data obtained from the company's third-party coupon processor, and their experience with similar coupon drops. The estimate is updated monthly upon receipt of the actual coupon redemption report. Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment. If the customers fall above or below the estimate as the year progresses, this could impact the estimate. Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program. Product returns are recorded as product is received back to the company. At quarter end, an estimated reserve for product returns is recorded based upon sales and actual return experience in the last month of the quarter. Actual returns may vary from this estimate. An estimate for the product return reserve must be used at month end in order to prepare the financial statements on a timely basis since actual product returns come in subsequent to month end.


                                    14 of 26

Some customers take deductions when they make payments to the company. Based on historical experience, it is the company's current policy to reserve for these deductions at the time they are taken by the customer. If it is determined by the company that a deduction may not be valid, the deduction is evaluated with the customer and the reserve could be reversed.

Total sales discounts and allowances approximated $25 million per quarter in 2004. Since the company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded are generally limited to a percentage of one month's activity. This activity approximated $8 million for 2004. Historically actual discounts and allowances have not varied significantly from estimates.

Collections

The company aggressively pursues collection of accounts receivable balances. The company performs ongoing credit evaluations of customers' financial condition and makes quarterly estimates of its collectibility of its accounts receivable balances. Management specifically analyzes accounts receivable trends and historical bad debts, customer concentrations, customer credit worthiness, levels of customer deductions, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The provision for doubtful accounts is recorded as a selling, general and administrative expense. The allowance for doubtful accounts has two components. The first component is a reserve against all accounts receivable balances based on the last five years of write-off experience for the company. The second component is for specifically identified accounts receivable balances from customers whose ability to pay is in question, such as customers who file bankruptcy while they have an outstanding balance due the company. Although the total allowance for doubtful accounts reflects the estimated risk for all customer balances, if any one of our top twenty customers' accounts receivable balances became fully uncollectible, that would have a material impact on our consolidated statement of operations, and would negatively impact cash flow.

Long-lived asset impairment

In accordance with SFAS No.144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. Cash flow estimates are typically derived from the company's historical experience and internal business plans.

For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available. The company uses market prices, when available, and independent appraisals as appropriate to determine fair-value. These assets are recorded at the lower of their book value or market value.

Adverse changes in future market conditions could result in losses or an inability to recover the carrying value of the asset.



                                    15 of 26

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. A sensitivity analysis for pensions is included in Note 8 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 9 to the company's audited consolidated financial statements in the company's 2004 Annual Report to Shareholders. Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States. In addition, the company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur. For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate. The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income. Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the company to have pension expense or income within its allowable pension corridor. Actual results may differ from the company's assumptions and may impact the reported liability and expense amounts reported for pensions and postretirement benefits. During the first half of 2005 long-term corporate bond rates declined. As a result, the discount rate used to value the pension liability at December 31, 2005 could be below the December 25, 2004 discount rate, which increases the risk that pension expense would fall outside of the corridor for fiscal year 2005.

Workers' Compensation Expense

Accounting for workers' compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. The company insures for workers' compensation liabilities under a large deductible program where losses are incurred by the company up to certain specific and aggregate amounts. Accruals for claims under the large deductible insurance program are recorded as claims are incurred. We estimate our liability based on total incurred claims and paid claims, adjusted by loss development factors which account for the development of losses over time. Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third-party claim loss specialist. The company's estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

If there are an excessive number of workers' compensation claims in a given accounting period and the actual results vary from the company's assumptions, this could have a material impact on our consolidated statement of operations.

Income Tax Valuation

During the year, the company records income tax expense and liabilities based on estimates of book and tax income, and current tax rates. These estimates could vary in the future due to uncertainties in company profits, new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

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



                                    16 of 26

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

Results of Operations
---------------------

Overview

Net income for the second  quarter of 2005 was $886 or $0.11 per diluted  share.
Net income for the second quarter of 2004 was $654 or $0.08 per diluted share, which included a $75 gain from the sale of one route to a sales distributor in Maryland.

Net income for the twenty-six weeks ended June 25, 2005 was $1,365 or $0.17 per diluted share. Net income for the twenty-six weeks ended June 26, 2004 was $1,137 or $0.14 per diluted share, which included a $75 gain from the sale of one route to a sales distributor in Maryland.

Sales

Net sales increased by 9.2% in the second quarter of 2005 compared to the same quarter in 2004. Gross sales increased 7.3% in the second quarter of 2005 versus the same quarter a year ago. Gross sales volume increased 5.5% versus the same quarter a year ago. The net sales increase was greater than the gross sales increase because there was a less than proportionate increase in discounts and allowances compared to the prior year. Discounts and allowances as a percentage of gross sales decreased 1.0 percentage point in the second quarter of 2005 versus the second quarter of 2004. The percentage improvement in discounts and allowances was primarily the result of a reduction in the level of product returns.

Net sales increased by 5.4% in the twenty-six weeks ended June 25, 2005 compared to the twenty-six weeks ended June 26, 2004. Gross sales increased 1.7% for the same time periods. The difference between the increase in net sales and the increase in gross sales was the result of a decrease in discounts and allowances. The decrease in discounts and allowances is primarily the result of lower promotional expense in 2005 compared to 2004 and a reduction in the level of product returns.

In the second quarter of 2005, route net sales were up 8.0% versus the same period a year ago. Route net sales growth was driven by sales of the Tastykake Sensables(TM) product line, an increase in Family Pack sales volume, and a reduced rate of product returns. Non-route net sales increased 13.2% for the same periods due to increased sales to existing direct customers, as well as sales in new geographic areas through new third-party distributors. Sales to existing direct customers benefited from the company's focus on key accounts and incremental promotional programs.

Route net sales were up 4.5% for the twenty-six weeks ended June 25, 2005 compared to the twenty-six weeks ended June 26, 2004, driven by lower promotional expense in the first half of 2005, partially offset by a decline in Family Pack volume due to the higher promoted price points in the first half of 2005. Other factors contributing to the increase were sales of the Tastykake Sensables (TM) product line and a reduced rate of product returns. Non-route net sales increased 8.5% for the twenty-six weeks ended June 25, 2005 compared to the twenty-six weeks ended June 26, 2004, due to increased sales to existing direct customers, as well as sales in new geographic areas through new third-party distributors. Sales to existing direct customers benefited from the company's focus on key accounts and incremental promotional programs.


                                    17 of 26

Cost of Sales

Cost of sales, excluding depreciation, for the second quarter of 2005 increased by 5.3% compared to the second quarter of 2004. This increase in cost of sales dollars was consistent with the 5.5% sales volume increase in the second quarter 2005 versus the same period in 2004. The company was able to maintain its cost of sales per case sold by offsetting increased fuel and utility costs with savings on certain commodities, including eggs, sugar and other ingredients.

Cost of sales, excluding depreciation, for the twenty-six weeks ended June 25, 2005 increased by 2.1% compared to the twenty-six weeks ended June 26, 2004. This increase in cost of sales dollars was driven by increases in fuel and utility costs, which were partially offset by savings on certain commodities, including eggs, sugar and other ingredients.

Gross Margin

Gross margin after depreciation, was 34.2% of net sales for the second quarter of 2005 compared to 31.2% in the second quarter of 2004. The 3.0 percentage point improvement resulted from the improved net sales price realization. Net sales per case increased while the cost of sales per case remained equal to the same period a year ago.

Gross margin after depreciation, was 33.3% of net sales for the twenty-six weeks ended June 25, 2005 compared to 30.9% for the twenty-six weeks ended June 26, 2004. The 2.4 percentage point improvement resulted from the improved price realization on net sales. Net sales per case increased while the cost of sales per case increased at a lesser rate when compared to the same period a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2005 increased $2,079, or 18.2%, compared to the second quarter of 2004. This increase is attributed to increased investments made in the sales and information technology organizations as well as increases in marketing spending, performance based compensation costs and compliance related costs.

Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2005 increased $3,158, or 13.7%, compared to the twenty-six weeks ended June 26, 2004. This increase is attributed to increased investments made in the sales and information technology organizations as well as increases in marketing spending, performance based compensation costs and compliance related costs. These increases were partially offset by a first quarter reduction in pension expense during the conversion of the defined benefit pension plan to a defined contribution pension plan and a reduction of retiree medical expense.

Depreciation

Depreciation expense in the second quarter of 2005 decreased 9.0% compared to the same period a year ago. This is a result of the accelerated depreciation recognized in 2004 related to the previous Enterprise Resource Planning system, partially offset by an increase in depreciation from the new Enterprise Resource Planning system implemented in the fourth quarter of 2004.

Depreciation expense for the twenty-six weeks ended June 25, 2005 decreased 2.6% compared to the same period a year ago. This is a result of assets related to the previous Enterprise Resource Planning system becoming fully depreciated early in the first quarter of 2005, partially offset by an increase in depreciation from the new Enterprise Resource Planning system implemented in the fourth quarter of 2004.

The thirteen and twenty-six week periods ended June 25, 2005 also include an impairment charge of $150 related to the discontinued use of a manufacturing line for products that the company discontinued.


                                    18 of 26

In March 2004, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. Also as part of this review, the estimated useful lives for certain machinery, leasehold improvements and the Enterprise Resource Planning (ERP) System were reduced, and depreciation was accelerated. The result of this change in estimate was a decrease in depreciation expense for the twenty-six week period ended June 26, 2004 of $42 or $29 after tax, or less than $.01 per fully diluted share.

Management has accounted for these changes as changes in estimates because the facts, circumstances and assumptions surrounding the original determination of the useful lives have changed. For the ERP System, the company's decision to implement a new system by the end of fiscal 2004 resulted in a change to the estimated useful life of the replaced ERP System. The changes in the estimated useful lives of the machinery and equipment from 7 years to 15 years relate to the Philadelphia, PA, bakery modernization that started in 1997. All machinery and equipment installed from 1997 to 1999 was assigned a 7 year life based on the assumption at the time about the quality of the equipment being installed. Starting in fiscal year 2000, management started assigning 15 year lives to the machinery and equipment as it was determined that the quality of the machinery and equipment was better than originally expected at the start of the modernization in 1997. In our review completed in March 2004, we determined that the machinery and equipment assigned 7 year lives from 1997 to 1999 had the same performance characteristics as the machinery and equipment assigned 15 year estimated lives, thereby supporting the change in estimate in 2004. The plant modernization started in 1997 also supported the change in estimate for buildings and improvements to 39 years.

Non-Operating Items

Interest expense was unchanged for the second quarter of 2005 compared to the second quarter of 2004.

Interest expense increased by $18 or 2.9%, for the twenty-six weeks ended June 25, 2005, compared to the twenty-six weeks ended June 26, 2004. This is due to increased average interest rates, partially offset by a decrease in the average borrowing levels in the first quarter 2005 versus the same period a year ago.

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $40, pre-tax.

The effective income tax rate was 33.6% and 37.0% for the thirteen weeks ended June 25, 2005, and June 26, 2004, respectively. These rates compare to a federal statutory rate of 34%. In 2005, the difference between the effective rate and the statutory rate is the result of estimated state tax benefits generated from state tax losses and federal tax credits. In 2004, the difference between the effective tax rate and the statutory tax rate is principally due to the effect of state income taxes.

The effective income tax rate was 29.1% and 37.1% for the twenty-six weeks ended June 25, 2005, and June 26, 2004, respectively. These rates compare to a federal statutory rate of 34%. In 2005, the difference between the effective rate and the statutory rate is the result of estimated state tax benefits generated from state tax losses as well as state and federal tax credits and first quarter adjustments related to prior year estimates. In 2004, the difference between the effective tax rate and the statutory tax rate is principally due to the effect of state income taxes. For the balance of 2005, the company expects an effective income tax rate of approximately 34.0%.

Liquidity and Capital Resources

Current assets at June 25, 2005 were $31,930 compared to $30,153 at December 25, 2004, and current liabilities at June 26, 2005, were $22,322 compared to $23,384 at December 25, 2004. The increase in current assets is primarily related to a seasonal increase in accounts receivable, net of the allowance. The accounts receivable allowance decreased by $935 which can be attributed to credits issued against the reserve for promotional expenses. The decrease in current liabilities was principally related to a decrease in accounts payable and other accrued expenses partially offset by an increase in short-term notes payable.


                                    19 of 26

Cash and Cash Equivalents

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A Credit Facility is maintained with two banks and certain capital and operating leases are utilized.

On January 31, 2002, the company entered into a new $40 million Credit Facility (Facility) with two banks (the Bank Group) to replace its short-term lines of credit and the former Revolving Credit Agreement. The agreement was subsequently amended on January 23, 2004 to reduce the commitments under the Facility to $30 million. The Facility, as amended, provides $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contains a $6 million sub-limit for overnight borrowings and the revolving line allows for the issuance of Standby Letters of Credit up to $6 million, which reduce the availability under the Facility. Upon approval of the Bank Group, the terms of both the 364-day line and the revolving line may be extended for an additional 364-day or annual period, respectively. Interest rates in the Facility are indexed to LIBOR or the Prime Rate based upon the company's ratio of debt to EBITDA and rates may change up to 1.5% based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 30 to 45 basis points based upon the same ratio used to determine interest rates. The Facility, as amended, contains restrictive covenants that require the maintenance of minimum Tangible Net Worth, limit the amount of capital expenditures and limit the ratios of EBITDA to certain fixed charges and total indebtedness. The Facility also provides the Bank Group with a security interest in all unencumbered assets of the company including certain real property through the second quarter of 2005. After that date, the security interest may be terminated if certain objective measures are met. The company had not met the objective criteria to release the security interest as of June 25, 2005.

In the first quarter of 2005, the company and the Bank Group amended the Facility 1) to waive certain covenant violations that existed on December 25, 2004; 2) to amend the Facility's definitions to exclude the effects of the company's 2004 pension expense in excess of its 10% corridor; 3) to amend the limit on capital expenditures for 2005 to $10 million; 4) to amend the minimum Tangible Net Worth required; and 5) to extend the maturity of the 364-day line to March 20, 2006. The waivers obtained cured the company's covenant violations for its 2004 capital expenditures and its required minimum Tangible Net Worth. All covenants were met in the second quarter of 2005.

Net cash from operating activities for the twenty-six weeks ended June 25, 2005 decreased by $5,117 compared to the same period in 2004. This decrease was driven by an unfavorable change in assets and liabilities in the first twenty-six weeks of 2005 compared to the change in the same period in 2004. The unfavorable change in assets and liabilities resulted from an increase in accounts receivable compared to a decrease in the prior year. There was also a significant decrease in accounts payable that was larger than the decrease during the comparable period last year. Noncash adjustments for pension and deferred taxes decreased for the twenty-six weeks ended June 25, 2005 compared to the same period in 2004 due to the conversion to a defined contribution pension plan in 2005 which requires cash contributions that are currently deductible for tax purposes. This was partially offset by lower cash restructure payments in the first quarter of 2005 compared to the same period in 2004.

Net cash used for investing activities for the twenty-six weeks ended June 25, 2005 decreased by $2,870 relative to the same period in 2004. In the first twenty-six weeks of 2005, there was a $3,443 decrease in capital expenditures relative to the same period in the prior year. In the first twenty-six weeks of 2004, the company began the implementation of its new Enterprise Resource Planning system. Partially offsetting this decrease in capital expenditures was an increase of $431 in the net expenditures for financing activity to the independent sales distributors relative to the same period last year, which is due to the timing of settlements for independent sales distributor financing.

Net cash from financing activities for the twenty-six weeks ended June 25, 2005 increased by $1,910 relative to the comparable period in 2004 due primarily to a $3,200 increase in the short-term borrowing position offset by a $1,000 reduction in long-term debt additions.

For the remainder of 2005, the company anticipates that cash flow from operations, along with the continued availability of credit under the Amended Facility, will provide sufficient cash to meet operating and financing requirements.


                                    20 of 26

Certain Financing Activity

Future payments due under debt, lease obligations, and employee benefits as of June 25, 2005, are reflected in the following table:



                                                                    Payments Due by Period
                                             ----------------------------------------------------------------------
Contractual Obligations (a)                                Less than         1-3           3-5         More than
                                                  Total      1 year         years         years         5 years
                                                  -----      ------         -----         -----         -------
Long-term debt obligations (b)                  $10,000        $    -       $ 10,000      $      -       $       -
Capital lease obligations (c)                     6,469            571         2,812         1,122           1,964
Operating lease obligations                       3,726            886         2,690           150               -
Notes Payable (d)                                 4,600          4,600             -             -               -
Estimated employee benefit payments               4,486            255         1,504           921           1,806
                                             ------------ -------------- ------------- ------------- --------------
Total                                           $29,281        $ 6,312      $ 17,006      $  2,193       $   3,770
                                             ============ ============== ============= ============= ==============


a. In addition to the obligations listed in this chart, the company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $65 to $70 million annually. The majority of these items are obtained by purchase orders on an as needed basis. At June 25, 2005, the company had $7.5 million in purchase commitments that extended beyond twelve months but were shorter than three years. At June 25, 2005, the company had $0.7 million in one purchase commitment that extended seven years.
b. On January 23, 2005, the company extended the maturity of its revolving line in the Facility to January 22, 2007.
c.     Capital lease obligation with interest at 11.0% and 5.7%.
d. On March 21, 2005, the company extended the maturity of its 364-day line in the Facility to March 19, 2006. On the consolidated balance sheet, the 364-day line is reflected as a current liability as the balance fluctuates daily based on working capital requirements.

There is no minimum cash contribution for the Pension Plan in 2005. The company is expecting to make a cash contribution in 2005, but has not determined the amount.




                                    21 of 26

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements can be identified by the use of such words as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," " predict," "project," "should," "would," "is likely to," or "is expected to" and other similar terms. They may include comments about competition in the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the company's expanded market, production and inventory concerns, loss of one or both of the company's production facilities, availability of capital, fluctuation in interest rates, governmental regulations, legal proceedings, pension expense, protection of the company's intellectual property and trade secrets and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company's primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the company being delisted from the New York Stock Exchange, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review "Management's Discussion and Analysis" and "Risk Factors" in the company's 2004 Annual Report to Shareholders and in the company's annual report on Form 10-K for the year ended December 25, 2004, for a more complete discussion of other risk factors which may affect the company's financial position or operating performance.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets and the company's financial performance. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $40 thousand. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, which would partially offset the fluctuations in the company's interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the notes payable. For a more detailed explanation see the company's 2004 Annual Report on Form 10-K "Quantitative and Qualitative Disclosure about Market Risk," page 16.

During the first half of 2005 long-term corporate bond rates declined. As a result, the discount rate used to value the pension liability at December 31, 2005 could be below the December 25, 2004 discount rate, which increases the risk that pension expense would fall outside of the pension corridor for fiscal year 2005. See "Pension and Postretirement Plans" under Item 2. for a description of the accounting treatment for the pension plan and the pension corridor.



                                    22 of 26

Item 4.    Controls and Procedures
           -----------------------

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

The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were not effective at June 25, 2005 because of the material weakness in internal control over financial reporting related to accounting for income taxes as fully described in our Annual Report on Form 10-K for the year ended December 25, 2004.

We performed additional analysis and other post-closing procedures to provide assurance that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this report, the company has not made changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. However in the first quarter of 2005, the company implemented certain enhancements to its internal control over financial reporting related to the material weaknesses described in the company's Form 10-K for the year ended December 25, 2004:

     1. Accounting for Income Taxes: The company has i) implemented additional monitoring controls through increased documented management review;
          ii) fully documented the methodology and tools for calculating and reporting tax related transactions; iii) enhanced the formality and rigor of controls for reconciliation procedures; and iv) increased use of a third-party service provider for the more complex areas of the company's income tax compliance efforts. The enhancements have not been in place for a sufficient length of time to complete remediation testing on these controls. Management performed additional substantive procedures to ensure the accuracy of the amount of taxes recorded in this report.

     2. Payroll: During the first quarter of 2005, the company made improvements to segregation of duties and formalized and implemented more rigorous approval policies and procedures. The enhancements have been in place long enough for management to obtain a large enough sample size to complete remediation testing. Remediation testing evidenced that these controls give the company a reasonable level of assurance that employee access to and authority in the payroll system is appropriately restricted and that payroll expenses and liabilities are accurately recorded in this report.

     3. Spare Parts Inventory: During the first quarter of 2005, the company formalized and enhanced management's process for documenting and executing cycle counts, performing analytical procedures surrounding parts issues, and assuring authorization of price and use of parts on a monthly basis. These enhancements were in place long enough at the end of the first quarter of 2005 for management to obtain a large enough sample size to complete remediation testing. Remediation testing evidenced that these controls give the company a reasonable level of assurance that expenses and assets related to spare parts are properly reflected in this report.



                                    23 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

Issuer Purchases of Equity Securities

On July 28, 2004, the Board of Directors renewed the company's stock repurchase program originally adopted in July 2003. Under the program, the company may acquire up to 400,000 shares of Tasty Baking Company common stock, which is approximately 5.0% of the shares outstanding, through July 29, 2006. These purchases may be commenced or suspended without prior notice depending on then existing business or market conditions and other factors. The following chart sets forth the amounts of the company's common stock purchased on the open market by the company during the second quarter of fiscal 2005 under the stock repurchase plan.



--------------------- ----------------- -------------- ----------------------------- -------------------------------
       Period            (a) Total       (b) Average    (c) Total Number of Shares       (d) Maximum Number or
                      Number of Shares   Price Paid      (or Units) Purchased as      Approximate Dollar Value of
                         (or Units)          per        Part of Publicly Announced     Shares (or Units) that may
                         Purchased          Share           Plans or Programs          yet be purchased Under the
                                          (or Unit)                                        Plans or Programs

--------------------- ----------------- -------------- ----------------------------- -------------------------------
     March 27 -              -                 -                    -                       384,100
      April 30
--------------------- ----------------- -------------- ----------------------------- -------------------------------
      May 1 -                7,200             $7.57              7,200                     376,900
       May 28
--------------------- ----------------- -------------- ----------------------------- -------------------------------
      May 29 -               -                 -                    -                       376,900
      June 25
--------------------- ----------------- -------------- ----------------------------- -------------------------------
           Total             7,200             $7.57              7,200                     376,900
--------------------- ----------------- -------------- ----------------------------- -------------------------------



Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

(a)  The company's annual meeting of shareholders was held on May 12, 2005.

(b)  The directors elected at the meeting were:

                                                For     Against    Withheld
                                                ---     -------    --------
              Fred C. Aldridge, Jr.         6,368,402    842,801      -
              James C. Hellauer             5,799,746  1,411,457      -
              James E. Nevels               5,801,148  1,410,055      -


Other directors whose terms of office continued after the meeting are as follows: James E. Ksansnak, Ronald J. Kozich, Charles P. Pizzi, Judith M. von Seldeneck and David J. West.

(c) Other matters voted upon at the meeting and the results of those votes were as follows:



                                                                                                          Broker
                                                                           For    Against    Withheld     Non-Votes
                                                                           ---    --------   --------     ---------
         Amendment of Company's 2003 Long-Term
         Incentive Plan to Increase the Number of Authorized
         Shares of Common Stock by 500,000 Shares                       2,511,288  2,808,659   24,824     1,866,435

         Ratification of PricewaterhouseCoopers LLP
         as independent registered public accounting
         firm for fiscal year ending December 31, 2005                  7,083,384    115,386   12,435            --



                                    24 of 26

Item 5.       Other Information
              -----------------

In its Definitive Proxy Statement, dated April 8, 2005, in the section entitled "Fees Paid to the Independent Accounting Firm," the Company stated the following with regard to the audit fees billed for audit of the company's financial statements for the fiscal year ended December 25, 2004, in relevant part:

         The amount for fiscal 2004 represents the fee estimate provided by PricewaterhouseCoopers in its engagement letter executed in September 2004, which was based upon an estimated number of hours to be worked on the audit. The engagement letter also provided that if the actual number of hours incurred on the audit exceeded the estimated number of hours, then the excess hours would be billed at a fixed hourly rate. PricewaterhouseCoopers has verbally requested $250,000 of additional fees resulting from these excess hours; however, the Company and its Audit Committee intend to analyze the additional hours incurred and discuss with PricewaterhouseCoopers the amount of any additional fees to be paid.

The Audit Committee of the Board of Directors met on May 2, 2005 to discuss this issue and the matter was ultimately resolved with a payment of $135,000 of additional fees paid to PricewaterhouseCoopers.

Expected Notification from New York Stock Exchange Regarding Listing Criteria:

In June 2005, the New York Stock Exchange ("NYSE") announced that it has changed certain listing criteria, including increased requirements for market capitalization and shareholders' equity. With the new standards in place, and an initial assessment period ending July 29, 2005, Tasty Baking Company does not expect to meet the new standards and anticipates the receipt of a letter from the NYSE in August 2005 notifying the company that it is currently below the NYSE's recently increased continued listing criteria.


Should the company receive such a letter, it is anticipated that in order to retain its listing on the NYSE, the company would be required to submit its business plan to the NYSE for review to determine if, in the NYSE's opinion, the company would gain compliance with the new continued listing requirements within 18 months. If the NYSE determines that the plan meets its requirements, Tasty Baking Company would continue to be listed on the NYSE as TBC.BC pending quarterly reviews by the NYSE. If the company should be informed by the NYSE that the submitted plan does not meet the NYSE's requirements, the company would pursue an alternative trading market for its common stock.



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

     (a) Exhibits:

     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                    25 of 26

                      TASTY BAKING COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              TASTY BAKING COMPANY
------------------------------------------------------------------------------
                                                    (Company)








    July 29, 2005                              /s/ David S. Marberger
---------------------             --------------------------------------------
       (Date)                                  DAVID S. MARBERGER
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                            (Principal Financial and
                                                Accounting Officer)










                                    26 of 26