Form 10QSB
period 2005-09-24
TASTY BAKING CO
filed 2005-11-03
CIK 96412

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 24, 2005

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

YesX	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YesX	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.50	8,153,626
(Title of Class)	(No. of Shares Outstanding
as of October 15, 2005)

1 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES

2 of 26

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	September 24, 2005	December 25, 2004
Assets
Current assets:
Cash	$457	$320
Receivables, less allowance of $3,972 and $4,848, respectively	22,495	20,049
Inventories	7,497	5,412
Deferred income taxes	3,367	3,280
Prepayments and other	716	1,092
Total current assets	34,532	30,153
Property, plant and equipment:
Land	1,033	1,033
Buildings and improvements	40,885	41,327
Machinery and equipment	138,631	166,449
	180,549	208,809
Less accumulated depreciation	117,497	143,774
	63,052	65,035
Other assets:
Long-term receivables from independent sales distributors	11,138	11,185
Deferred income taxes	10,375	10,337
Other	1,774	1,792
	23,287	23,314
Total assets	$120,871	$118,502

Liabilities
Current liabilities:
Current obligations under capital leases	$754	$713
Notes payable, banks	353	2,700
Accounts payable	7,952	9,083
Accrued payroll and employee benefits	7,648	7,145
Reserve for restructures	474	436
Other accrued liabilities	2,868	3,307
Total current liabilities	20,049	23,384

Long-term obligations under capital leases, less current portion	3,605	4,159
Long-term debt	20,747	9,000
Reserve for restructures, less current portion	104	601
Accrued pensions and other liabilities	18,454	23,774
Postretirement benefits other than pensions	16,574	16,747
Total liabilities	79,533	77,665

Shareholders' equity
Common stock	4,558	4,558
Capital in excess of par value of stock	28,921	28,933
Retained earnings	22,712	22,261
	56,191	55,752
Less:
Accumulated other comprehensive loss	2,467	2,398
Treasury stock, at cost	11,760	11,568
Deferred Stock Compensation	601	898
Management Stock Purchase Plan receivables	25	51
	41,338	40,837
Total liabilities and shareholders' equity	$120,871	$118,502

See Notes to Consolidated Financial Statements.

3 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 24, 2005	September 25, 2004 (a)	September 24, 2005	September 25, 2004 (a)

Gross Sales	$69,371	$62,724	$204,897	$195,921
Less discounts and allowances	(26,947)	(23,414)	(77,588)	(76,077)
Net Sales	42,424	39,310	127,309	119,844
Costs and expenses:
Cost of sales	28,475	25,512	81,625	77,590
Depreciation	1,444	1,975	4,906	5,531
Selling, general and administrative	12,014	11,396	38,195	34,419
Interest expense	334	301	981	930
Gain on sale of routes	(93)	-	(93)	(75)
Other income, net	(221)	(224)	(701)	(708)
	41,953	38,960	124,913	117,687
Income before provision for
income taxes	471	350	2,396	2,157

Provision for income taxes	160	133	720	803

Net income	$311	$217	$1,676	$1,354

Average common shares outstanding:
Basic	8,053	8,080	8,058	8,089
Diluted	8,156	8,081	8,161	8,098

Per share of common stock:

Net income:
Basic and Diluted	$0.04	$0.03	$0.21	$0.17
Cash dividend	$0.05	$0.05	$0.15	$0.15

(a) Amounts have been reclassified for comparative purposes.

See Notes to Consolidated Financial Statements.

4 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Thirty-Nine Weeks Ended
	September 24, 2005	September 25, 2004

Cash flows from (used for) operating activities
Net income	$1,676	$1,354
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	4,906	5,531
Gain on sale of routes	(93)	(75)
Pension and SERP expense	95	1,607
Pension contributions	(5,300)	-
Deferred taxes	(124)	733
Restructure payments	(459)	(1,123)
Other	386	(90)
Changes in assets and liabilities:
Increase in receivables	(2,732)	(900)
Increase in inventories	(2,085)	(21)
Decrease (increase) in prepayments and other	531	(1,380)
Increase (decrease) in accounts payable, accrued
payroll and other current liabilities	(1,066)	481

Net cash from (used for) operating activities	(4,265)	6,117

Cash flows from (used for) investing activities
Proceeds from sale of property, plant and equipment	43	67
Purchase of property, plant and equipment	(3,135)	(6,905)
Proceeds from independent sales distributor loan repayments	2,991	2,792
Loans to independent sales distributors	(2,921)	(2,526)
Other	(145)	(68)

Net cash used for investing activities	(3,167)	(6,640)

Cash flows from (used for) financing activities
Dividends paid	(1,225)	(1,213)
Payment of long-term debt	(513)	(335)
Net increase (decrease) in short-term debt	(2,347)	100
Additional long-term debt	11,747	2,000
Purchase of treasury stock	(93)	-

Net cash from financing activities	7,569	552

Net increase in cash	137	29

Cash, beginning of year	320	33

Cash, end of period	$457	$62

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$950	$933
Income taxes	$79	$90

See Notes to Consolidated Financial Statements.

5 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000’s, except share and per share amounts)

1.  Significant Accounting Policies

Nature of the Business

Tasty Baking Company is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914. It has two manufacturing facilities, one in Philadelphia, PA, and a second facility in Oxford, PA.

Fiscal Year

The company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal year 2005 is a 53-week year. Fiscal year 2004 was a 52-week year.

Basis of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany transactions are eliminated.

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of September 24, 2005, and December 25, 2004, the results of its operations for the thirteen and thirty-nine weeks ended September 24, 2005, and September 25, 2004, and cash flows for the thirty-nine week periods ended September 24, 2005, and September 25, 2004, respectively. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company's 2004 Annual Report to Shareholders. In addition, the results of operations for the thirteen and thirty-nine weeks ended September 24, 2005, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. These estimates are made using all information available to management, and management believes that these estimates are as accurate as possible as of the dates and for the periods that the financial statements are presented. Actual amounts could differ from these estimates. Significant estimates for the company include customer sales, discounts and allowances, collections, long-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income tax valuation.

Revenue Recognition

Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third-party distributors. For route sales, the company sells to independent sales distributors who, in turn, sell to retail customers. Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor. For sales made directly to a retail customer or a third-party distributor, revenue is recognized upon receipt of the product by the retail customer or third-party distributor.

6 of 26

Sale of Routes

Sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories. When the company sells routes to independent sales distributors, it recognizes a gain or loss on the sale. Routes sold by the company are either existing routes that the company has previously purchased from an independent sales distributor, or newly established routes in new geographies. Any gain or loss recorded by the company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. The company recognizes gains on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the company as of the date of sale. In most cases, the company will finance a portion of the purchase price with interest bearing notes. Interest rates on the notes are based on Treasury yields plus a spread. The notes require full repayment of the loan amount. The company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Cash and Cash Equivalents

The company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

Inventory Valuation

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory balances for raw materials, work in progress, and finished goods are regularly analyzed and provisions for excess and obsolete inventory are recorded, if necessary, based on the forecast of product demand and production requirements.

Spare parts, which are recorded as property, plant and equipment, are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable.

Excessive spoilage and idle facility expenses that would be material to the financial statements would be excluded from allocated manufacturing overhead and treated as period costs.

Property and Depreciation

Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. The principal manufacturing plant is leased from the company’s pension plan and is amortized over twenty years. Leasehold improvements are generally depreciated over thirty-nine years. Machinery and equipment are depreciated over fifteen years. Spare parts are recorded as part of machinery and equipment and are expensed as utilized. The enterprise resource planning system implemented in the fourth quarter of 2004 is being depreciated over five years.

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

In accordance with SFAS No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available. These assets are recorded at the lower of their book value or market value.

7 of 26

Retirement Plans

The company’s funding policy for the pension plan (“Pension Plan”) is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions.” These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

The company amended the Pension Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005, solely for vesting purposes pursuant to the terms of the Pension Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005, upon retirement from the company.

Effective March 27, 2005, the company adopted a new company funded retirement plan, which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company contributes cash weekly into individual accounts for eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and increase in pre-established increments based on a combination of the employee’s age and years of credited service.

Stock-Based Compensation

The company measures stock-based compensation and reports the calculated differences between the reported and pro forma impact of the fair-value method on the interim and annual financial reports as required. See Recent Accounting Statements below regarding a change effective in 2006.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/24/05	9/25/04	9/24/05	9/25/04
Net income as reported	$311	$217	$1,676	$1,354

Deduct: Total stock-based employee
compensation expense determined under
fair-value method net of related tax effects	(65)	(49)	(191)	(176)
Pro forma net income	$246	$168	$1,485	$1,178

Earnings per share:
Basic and Diluted - as reported	$0.04	$0.03	$0.21	$0.17
Basic and Diluted - pro forma	$0.03	$0.02	$0.18	$0.15

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

8 of 26

    Recent Accounting Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. In April 2005, the SEC approved a new rule that makes FAS 123(R) effective for annual periods that begin after June 15, 2005. The company expects to adopt FAS 123(R) in January 2006, and expects to select the Modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. The company is currently evaluating the impact of the adoption of this standard, but does not expect a material impact compared to the pro forma amounts.

In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposals that are triggered by demolishing or renovating a facility). The new guidance will likely require many companies to recognize liabilities for these obligations. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. In implementing the new guidance, a company will need to identify its conditional asset retirement obligations and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation. The company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated financial statements.

2.        Restructure Charges

From fiscal years 2001 to 2004, the company implemented three strategies that resulted in restructuring charges. These strategies were the closing of the company owned thrift stores which began in 2001, the exit from the Dutch Mill Baking facility in 2001, and the departure of certain executives as a result of the strategic changes made in 2002 with the arrival of the new CEO to the company. The specific costs and activities related to these events are outlined below.

During the fourth quarter of 2001, a strategic decision was made to exit the Dutch Mill Baking Company production facility and recognize the efficiencies related to moving production to the company’s Oxford, PA, plant. There were 19 manufacturing and four administrative positions eliminated as a result. In addition, the company made a strategic decision to exit the thrift store business. The closing affected six thrift store employees. Costs related to these two events were included in a restructure charge of $1,728.

During the second quarter of 2002, the company closed six thrift stores and eliminated certain manufacturing and administrative positions as the company had previously made the strategic decision to exit the thrift store business in the fourth quarter of 2001. There were 67 employees terminated as a result of this restructure, of which 42 were temporary employees, 13 were thrift store employees and 12 were corporate and administrative employees. Costs related to these events were included in a restructure charge of $1,405.

During the fourth quarter of 2002, the company incurred a $4,936 restructure charge related to the closing of the remaining 12 thrift stores and the specific arrangements made with senior executives who departed the company in the fourth quarter of 2002. The departure of the senior executives was a result of the strategic changes made in the fourth quarter of 2002 with the arrival of the new CEO to the company. There were 29 employees terminated as a result of this restructure, of which 25 were thrift store employees and four were corporate executives.

During the fourth quarter of 2003, the company incurred a $429 restructure charge related to specific arrangements made with senior executives who departed the company. The departure of the senior executives was the result of the continued transition resulting from the strategic changes made in the fourth quarter of 2002 with the arrival of the new CEO to the company.

9 of 26

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

Restructure Reserve Activity
	Lease Obligations	Severance	Other	Total
Balance December 27, 2003	$813	$1,485	$77	$2,375
Q1 2004 Payments	(125)	(387)	(16)	(528)
Balance March 27, 2004	688	1,098	61	1,847
Q2 2004 Payments	(112)	(187)	(16)	(315)
Balance June 26, 2004	576	911	45	1,532
Q3 2004 Payments	(88)	(176)	(16)	(280)
Balance September 25, 2004	488	735	29	1,252
Q4 2004 Reversal of reserve, net of adjustments	4	-	5	9
Q4 2004 Payments	(85)	(143)	4	(224)
Balance December 25, 2004	407	592	38	1,037
Q1 2005 Payments	(116)	(58)	(12)	(186)
Balance March 26, 2005	291	534	26	851
Q2 2005 Payments	(89)	(57)	(11)	(157)
Balance June 25, 2005	202	477	15	694
Q3 2005 Payments	(49)	(58)	(9)	(116)
Balance September 24, 2005	$153	$419	$6	$578

The balance of the severance charges is expected to be paid as of December 2005, and the balance of the lease obligations and other charges is expected to be paid as of November 2006. The company is not in a situation where a liability for costs associated with any of the restructurings noted above could not be recognized because the fair-value could not be reasonably estimated.

3.         Inventories

Inventories are classified as follows:

	September 24, 2005	December 25, 2004
Finished goods	$2,228	$1,481
Work in progress	184	135
Raw materials and supplies	5,085	3,796
	$7,497	$5,412

4.         Stock Option Plans

On August 1, 2005, 10,000 options were granted to two new directors of the company under the 2003 Long Term Incentive Plan. Under this grant, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration date of the option tem specified by the Compensation Committee of the Board (not more than ten years from the date of grant in the case of incentive stock options) or three months following the date on which employment with the company terminates.

On May 12, 2005, 1,500 options were granted to two employees of the company under the 1997 Long Term Incentive Plan. Under this grant, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. The option price is determined by the Compensation Committee of the Board and, in the case of incentive stock options, will be no less than the fair market value of the

10 of 26

shares on the date of grant. Options lapse at the earlier of the expiration date of the option tem specified by the Compensation Committee of the Board (not more than ten years from the date of grant in the case of incentive stock options) or three months following the date on which employment with the company terminates.

5.  Credit Facility

On September 13, 2005, the company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”) for its credit facility (the “Facility”) with PNC Bank, NA (PNC) and Citizens Bank of Pennsylvania (Citizens) referenced together as the “Banks”. The Amended Credit Agreement increases the Banks’ commitment from $30 million to $35 million; changes the Facility from secured to unsecured; extends the maturity of the Facility from a three year term to a five year term expiring in September 2010; eliminates the short term portion of the Facility and reduces the interest rate margins and the commitment fees charged to the Company as described in the Amended Credit Agreement. Modifications have also been made to the Facility’s Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Facility are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may change up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The new Facility will be used for general corporate purposes and such other uses as permitted under the Amended Credit Agreement.

On September 13, 2005, the company also entered into a Loan Agreement (“Term Loan”) with Citizens for $5.3 million. The Term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the Term Loan are generally the same as those in the Amended Credit Facility. The entire proceeds of the Term Loan were used to fund a voluntary contribution to the company’s previously frozen defined benefit Pension Plan.

In conjunction with the Term Loan described above, the company obtained from Citizens additional commitments to lend $4.7 million to the company upon certain conditions. If executed, the terms and conditions of these borrowings will be generally the same as the terms and conditions under the Term Loan with the addition of a mortgage and security interest if certain real property was to be acquired. These additional commitments from Citizens will expire on December 31, 2005, if not exercised by that date.

The Amended Credit Agreement replaced the existing facility, which had been amended on January 23, 2004, to reduce the commitments under the facility to $30 million. The facility, as amended, provided $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contained a $6 million sub-limit for overnight borrowings and the revolving line allowed for the issuance of Standby Letters of Credit up to $6 million, which reduced the availability under the facility. Upon approval of the Banks, the terms of both the 364-day line and the revolving line may have been extended for an additional 364-day or annual period, respectively. Interest rates in the facility were indexed to LIBOR or the Prime Rate based upon the company’s ratio of debt to EBITDA and rates may have change up to 1.5% based on that ratio. Commitment fees were charged on the unused portion of the facility and ranged from 30 to 45 basis points based upon the same ratio used to determine interest rates. The facility, as amended, contained restrictive covenants that required the maintenance of minimum Tangible Net Worth, limited the amount of capital expenditures and limited the ratios of EBITDA to certain fixed charges and total indebtedness. The facility also provided the Banks with a security interest in all unencumbered assets of the company including certain real property through September 12, 2005. After that date, the security interest may have been terminated if certain objective measures were met. The company had not met the objective criteria to release the security interest as of September 12, 2005.  As stated above, the facility described in this paragraph was amended and restated on September 13, 2005.

In order to hedge the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap with PNC on August 3, 2005, with a fixed LIBOR rate of 4.64% and a five year $5.3 million interest rate swap with Citizens on September 13, 2005, with a fixed LIBOR rate of 4.42%. The interest rate swaps are recorded at fair market value with changes in value recorded in other comprehensive income.

11 of 26

6.  Comprehensive Income

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/24/05	9/25/04	9/24/05	9/25/04
Net income as reported	$311	$217	$1,676	$1,354

Other comprehensive income:

Current period changes in fair value of derivative
instruments qualifying as hedges, net of $23, $0
$21, and $0 income taxes, respectively	(46)	-	(48)	-

	$265	$217	$1,628	$1,354

7.	Defined Benefit Retirement Plans

The company maintains a partially funded noncontributory Pension Plan providing retirement benefits for substantially all employees. Benefits under this Pension Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally are based on the key employees’ years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

Effective October 2004, the SERP for an active employee was converted from a defined benefit to a defined contribution plan to be consistent with the proposed changes made to the Pension Plan.

In December 2004, upon approval by the Board of Directors, the company announced to its employees that it was amending the Pension Plan to freeze benefit accruals effective March 26, 2005. Participants began receiving credit for service after March 26, 2005, solely for vesting purposes pursuant to the terms of the Pension Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005, upon retirement from the company.

The components of the Pension, SERP, and Directors’ Retirement plans are summarized as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/24/05	9/25/04	9/24/05	9/25/04
Service cost	$(5)	$353	$257	$1,058
Interest cost	1,276	1,287	3,694	3,861
Expected return on plan assets	(1,352)	(1,124)	(3,884)	(3,372)
Amortization of prior service costs	(5)	(1)	(13)	(3)
Amortization of net loss	13	13	41	39
Net pension amount charged to income	$(73)	$528	$95	$1,583

There is no required minimum cash contribution to the Pension Plan in 2005. The company made a $5.3 million voluntary cash contribution to the previously frozen defined Pension Plan on September 13, 2005.

8.	Defined Contribution Retirement Plans

Effective at the beginning of the second quarter 2005, the company adopted a new company funded retirement plan which is a defined contribution benefit that replaces the benefit provided in the Pension Plan. In the new company funded retirement plan, the company makes weekly cash contributions into individual accounts for all eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and will increase in pre-established increments based on a combination of the employee’s age and years of credited service.

12 of 26

Effective October 2004, the SERP for an active employee was converted from a defined benefit to a defined contribution plan to be consistent with the changes made to the Pension Plan.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/24/05	9/25/04	9/24/05	9/25/04
Funded retirement plan	$597	$-	$1,026	$-
Defined Contribution SERP	47	-	142	-
Net pension amount charged to expense	$644	$-	$1,168	$-

9.	Postretirement Benefits Other than Pensions

Components of Net Periodic Postretirement Benefit Cost:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/24/05	9/25/04	9/24/05	9/25/04
Service cost	$110	$104	$329	$312
Interest cost	182	235	547	706
Amortization of unrecognized
prior service cost (a)	(119)	-	(358)	-
Amortization of unrecognized gain	(12)	-	(37)	-
Net periodic benefit cost	$161	$339	$481	$1,018

(a)
Over the past five years, increases have been made in the portion of the cost of life insurance paid by retirees. These substantive changes to the plan are being treated as an amendment effective December 26, 2004, which is the first day of fiscal 2005.

Employer Contributions:
Estimated company contributions for the thirty-nine weeks ended September 24, 2005, are $658.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan.

The company determined that effective January 1, 2006, it will no longer provide medical benefits for most of its post-65 retirees.  While the company is in the process of determining the future financial impact this change may have, it is expected that the change will have a favorable impact on the 2006 financial statements.

13 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(000’s, except share and per share amounts)

Critical Accounting Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the company’s reported results of operations and financial position. The company’s significant accounting policies are more fully described in Note 1 to the company’s audited consolidated financial statements in the company's 2004 Annual Report to Shareholders. Certain accounting estimates, however, are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the company and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Customer Sales and Discounts and Allowances

The company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales. The company records estimated reductions to sales for:
•	Price promotion discounts at the time the product purchased by the independent sales distributor is sold to the final retail customer
•	Distributor discounts at the time revenue is recognized
•	Coupon expense at the estimated redemption rate
•	Customer rebates at the time revenue is recognized
•	Cooperative advertising at the time the company’s obligation to the customer is incurred
•	Product returns received from independent sales distributors

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

Coupon expense estimates are based upon the number of coupons dropped to consumers and the estimated redemption percentage. The estimated redemption percentages are based on data obtained from the company’s third-party coupon processor, and its experience with similar coupon drops. The estimate is updated monthly upon receipt of the actual coupon redemption report. Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment. If the customers fall above or below the estimate as the year progresses, this could impact the estimate. Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program. Product returns are recorded as product is received back to the company. At quarter end, an estimated reserve for product returns is recorded based upon sales and actual return experience in the last month of the quarter. Actual returns may vary from this estimate. An estimate for the product return reserve must be used at quarter-end in order to prepare the financial statements on a timely basis since actual product returns come in subsequent to quarter-end.

14 of 26

Customer Sales and Discounts and Allowances (cont.)

Some customers take deductions when they make payments to the company. Based on historical experience, it is the company’s current policy to reserve for these deductions at the time they are taken by the customer. If it is determined by the company that a deduction may not be valid, the deduction is evaluated with the customer and the reserve could be reversed.

Since the company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded are generally limited to a percentage of one month’s activity, which approximated $8 million in 2005. Historically, actual discounts and allowances have not varied significantly from estimates.

Collections

The company aggressively pursues collection of accounts receivable balances. The company performs ongoing credit evaluations of customers’ financial condition and makes quarterly estimates of its collectibility of its accounts receivable balances. Management specifically analyzes accounts receivable trends and historical bad debts, customer concentrations, customer credit worthiness, levels of customer deductions, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The provision for doubtful accounts is recorded as a selling, general and administrative expense. The allowance for doubtful accounts has two components. The first component is a reserve against all accounts receivable balances based on the last five years of write-off experience for the company. The second component is for specifically identified accounts receivable balances from customers whose ability to pay is in question, such as customers who file bankruptcy while they have an outstanding balance due the company. Although the total allowance for doubtful accounts reflects the estimated risk for all customer balances, if any one of our top twenty customers’ accounts receivable balances became fully uncollectible, that would have a material impact on our consolidated statement of operations, and would negatively impact cash flow.

Long-lived asset impairment

In accordance with SFAS No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. Cash flow estimates are typically derived from the company’s historical experience and internal business plans.

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

15 of 26

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover. A sensitivity analysis for pensions is included in Note 8 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 9 to the company’s audited consolidated financial statements in the company's 2004 Annual Report to Shareholders. Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States. In addition, the company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur. For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate. The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income. Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the company to have pension expense or income within its allowable pension corridor. Actual results may differ from the company’s assumptions and may impact the reported liability and expense amounts reported for pensions and postretirement benefits. During the first nine months of 2005 long-term corporate bond rates declined. Also, overall pension asset returns were below the 8.75% assumption through the thirty-nine weeks ended September 24, 2005. As a result, the actual discount rate and asset returns assumptions used to value the pension liability at December 31, 2005 could be higher than the actual rates as of the last day of fiscal 2005. This increases the risk that pension expense would fall outside of the corridor for fiscal year 2005.

Workers’ Compensation Expense

Accounting for workers’ compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. The company insures for workers’ compensation liabilities under a large deductible program where losses are incurred by the company up to certain specific and aggregate amounts. Accruals for claims under the large deductible insurance program are recorded as claims are incurred. We estimate our liability based on total incurred claims and paid claims, adjusted by loss development factors which account for the development of losses over time. Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third-party claim loss specialist. The company’s estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

If there were to be an excessive number of workers’ compensation claims in a given accounting period and these actual results varied from the company’s assumptions, these could have a material impact on our consolidated statement of operations.

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

The company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards (“NOL’s”). These carryforwards expire in varying amounts between 2005 and 2024. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not acheived.

16 of 26

Income Tax Valuation (cont.)

The company has recorded a deferred income tax asset benefit for unused federal Alternative Minimum Tax credits, which do not expire, and for unused state tax credits, which expire in varying amounts between 2005 and 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $407 has been established as management believes that a portion of the state credits may not be realized.

Results of Operations

For the Thirteen Weeks ended September 24, 2005 and September 25, 2004

Overview

Net income for the third quarter of 2005 was $311 or $0.04 per diluted share, which included a $93 gain from the sale of two routes to sales distributors. Net income for the third quarter of 2004 was $217 or $0.03 per diluted share.

Sales

Net sales increased by 7.9% in the third quarter of 2005 compared to the same quarter in 2004. Gross sales increased 10.6% in the third quarter of 2005 versus the same quarter a year ago driven by the 9.3% increase in total sales volume versus the same quarter a year ago. Net sales grew at a lower rate than gross sales due to the 15.1% increase in discounts and allowances in the third quarter 2005 versus the third quarter 2004. The increase in discounts and allowances was attributed to an increased level of product returns in September 2005. The significant increase in fuel prices in September 2005 negatively impacted consumer purchase activity, which negatively impacted retail volume sales. September is historically a very strong sales month due to back to school activity. The reduced consumer demand resulted in a high level of route product returns in September 2005, a month which usually has the lowest percentage of product returns for the year.

In the third quarter of 2005, route net sales were up 4.5% versus the same period a year ago. Route net sales grew due to increased sales of Family Pack and new products, including TastyMinis and TastyPastries. Increased sales were partially offset by an increase in stale product returns and promotional spending. Non-route net sales increased 20.0% for the same period due to increased sales to existing direct customers, as well as incremental sales in new geographic areas through new third-party distributors. Increased distribution through new third party distributors represented one-third of the total non-route net sales growth generated in third quarter 2005. Sales to existing direct customers continued to grow as a result of the company’s focus on key accounts and incremental promotional programs.

Cost of Sales

Cost of sales, excluding depreciation, for the third quarter of 2005 increased by 11.6% compared to the third quarter of 2004. The increase in cost of sales was driven by the 9.3% sale volume increase as well as energy and packaging cost increases during the third quarter of 2005 and were partially offset by decreases in the prices of eggs and cocoa.

Gross Margin

Gross margin after depreciation in the third quarter of 2005 was 29.5%, a decrease of 0.6 percentage points versus the comparable quarter of 2004. This decrease in gross margin was attributable to a higher level of stale product returns versus the prior comparable period and the increase in cost of sales at a higher rate that sales growth. These increases were partially offset by a reduction in depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2005 increased $618, or 5.4%, compared to the third quarter of 2004. This increase continued to reflect the investment in the sales and information technology organizations, as wells an increase in transportation and freight costs due to higher fuel costs. These increases were partially offset by a decrease in pension and retiree medical expenses.

17 of 26

Depreciation

Depreciation expense in the third quarter of 2005 decreased 26.9% compared to the same period a year ago. A portion of this reduction is due to the required triennial revaluation of the lease for the company’s Hunting Park facility, which reduced depreciation expense in the third quarter of 2005 by $136. It is also partially driven by the accelerated depreciation recognized in 2004 related to the previous Enterprise Resource Planning (ERP) system, partially offset by an increase in depreciation from the new ERP system implemented in the fourth quarter of 2004.

Non-Operating Items

Interest expense increased by $33 or 11.0% for the third quarter of 2005 compared to the third quarter of 2004. This is due to an increase in short term interest rates of 103 basis points and in long term interest rates of 195 basis points compared to the same period a year ago.

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $25, pre-tax.

In order to hedge the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap with PNC on August 3, 2005, with a fixed LIBOR rate of 4.64% and a five year $5.3 million interest rate swap with Citizens on September 13, 2005, with a fixed LIBOR rate of 4.42%.

The effective income tax rate was 34.0% and 38.0% for the thirteen weeks ended September 24, 2005, and September 25, 2004, respectively. These rates compare to a federal statutory rate of 34%. In 2005, the difference between the effective rate and the statutory rate is the result of estimated state tax benefits generated from state tax losses and federal tax credits. In 2004, the difference between the effective tax rate and the statutory tax rate was principally due to the effect of state income taxes.

For the Thirty-nine Weeks ended September 24, 2005 and September 25, 2004

Overview

Net income for the thirty-nine weeks ended September 24, 2005 was $1,676 or $0.21 per diluted share. Net income for the thirty-nine weeks ended September 25, 2004, was $1,354 or $0.17 per diluted share. Results for the thirty-nine weeks ended September 24, 2005 were affected by the $93 gain from the sale of two distributor routes. Results for 2004 year to date were affected by a $75 gain from the sale of one distributor route.

Sales

Net sales increased by 6.2% in the thirty-nine weeks ended September 24, 2005 compared to the thirty-nine weeks ended September 25, 2004. Gross sales increased 4.6% for the same time period. The difference between the increase in net sales and the increase in gross sales was the result of volume growth of 3.6% year to date as well as improved price realization due to more favorable sales mix, and a reduction in product returns in the first half of 2005.

Route net sales were up 4.5% for the thirty-nine weeks ended September 24, 2005 compared to the thirty-nine weeks ended September 25, 2004. Total volume was up 3.6% year to date 2005 compared to the same period last year with positive sales volume growth in both the route and non-route business. Other factors contributing to the increase were sales of Tastykake Sensables™ and a reduced rate of product returns in the first half of 2005. Non-route net sales increased 12.3% for the thirty-nine weeks ended September 24, 2005 compared to the thirty-nine weeks ended September 25, 2004, due to increased sales to existing direct customers, as well as sales in new geographic areas through new third-party distributors. Net sales to existing direct customers benefited from the company’s focus on key accounts and incremental promotional programs to support new markets.

18 of 26

Cost of Sales

Cost of sales, excluding depreciation, for the thirty-nine weeks ended September 24, 2005 increased by 5.2% compared to the thirty-nine weeks ended September 25, 2004. The increase in cost of sales was in part due to the 3.6% increase in volume. Favorable pricing in the first half of 2005 for eggs, sugar and other ingredients was offset in the third quarter of 2005 by an increase in energy and packaging costs.

Gross Margin

Gross margin after depreciation, was 32.0% of net sales for the thirty-nine weeks ended September 24, 2005 compared to 30.6% for the thirty-nine weeks ended September 25, 2004. The 1.4 percentage point improvement resulted from the improved price realization on net sales in the first half of 2005, and a reduction in depreciation expense, partially offset by incremental commodity and energy costs as previously explained in this report.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2005 increased $3,776, or 11.0%, compared to the thirty-nine weeks ended September 25, 2004. This increase is partially attributed to increased investments made in the sales and information technology organizations as well as increased costs of transportation and freight due to higher fuel costs in the third quarter of 2005. A portion of this increase is also attributed to increased marketing spending and compliance related costs. These increases were partially offset by a reduction in pension and retiree medical expense.

Depreciation

Depreciation expense for the thirty-nine weeks ended September 24, 2005 decreased 11.3% compared to the same period a year ago. A portion of this decrease is due to the required triennial revaluation of the lease for the Hunting Park facility, which reduced depreciation expense in the third quarter of 2005. This decrease was also driven by the full depreciation of assets related to the previous ERP system, partially offset by an increase in depreciation from the new ERP system implemented in the fourth quarter of 2004.

In March 2004, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. Also as part of this review, the estimated useful lives for certain machinery, leasehold improvements and the ERP system were reduced, and depreciation was accelerated. The result of this change in estimate was a decrease in depreciation expense for the thirty-nine week period ended September 25, 2004 of $1,206 or $760 after tax, or $.09 per fully diluted share. Also, depreciation expense increased by $1,143 or $720 after tax, or $.09 during the thirty-nine weeks ended September 25, 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current ERP system which was replaced in the fourth quarter of 2004 when the new ERP system was implemented.

Management has accounted for these changes as changes in estimates because the facts, circumstances and assumptions surrounding the original determination of the useful lives have changed. For the ERP system, the company’s decision to implement a new system by the end of fiscal 2004 resulted in a change to the estimated useful life of the replaced ERP System. The changes in the estimated useful lives of the machinery and equipment from 7 years to 15 years relate to the Philadelphia, PA, bakery modernization that started in 1997. All machinery and equipment installed from 1997 to 1999 was assigned a 7 year life based on the assumption at the time about the quality of the equipment being installed. Starting in fiscal year 2000, management started assigning 15 year lives to the machinery and equipment as it was determined that the quality of the machinery and equipment was better than originally expected at the start of the modernization in 1997. In the company’s review completed in March 2004, the company determined that the machinery and equipment assigned 7 year lives from 1997 to 1999 had the same performance characteristics as the machinery and equipment assigned 15 year estimated lives, thereby supporting the change in estimate in 2004. The plant modernization started in 1997 also supported the change in estimate for buildings and improvements to 39 years.

19 of 26

Non-Operating Items

Interest expense increased by $51 or 5.5%, for the thirty-nine weeks ended September 24, 2005, compared to the thirty-nine weeks ended September 25, 2004. This is due to increased average interest rates and average borrowing levels versus the same period a year ago.

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $25, pre-tax.

In order to hedge the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap with PNC on August 3, 2005, with a fixed LIBOR rate of 4.64% and a five year $5.3 million interest rate swap with Citizens on September 13, 2005, with a fixed LIBOR rate of 4.42%.

The effective income tax rate was 30.1% and 37.2% for the thirty-nine weeks ended September 24, 2005, and September 25, 2004, respectively. These rates compare to a federal statutory rate of 34%. In 2005, the difference between the effective rate and the statutory rate is the result of estimated state tax benefits generated from state tax losses as well as state and federal tax credits and first quarter adjustments related to prior year estimates. In 2004, the difference between the effective tax rate and the statutory tax rate is principally due to the effect of state income taxes. For the balance of 2005, the company expects an effective income tax rate of approximately 34.0%.

Liquidity and Capital Resources

Current assets at September 24, 2005 were $34,532 compared to $30,153 at December 25, 2004, and current liabilities at September 24, 2005, were $20,049 compared to $23,384 at December 25, 2004. The increase in current assets is primarily related to a seasonal increase in inventory and an increase in accounts receivable, net of the allowance. The accounts receivable increase is primarily attributed to the year-to-date increase in net sales of 6.2% and an increase in the accounts receivable from sales distributors. The accounts receivable allowance decreased by $876 which can be attributed to credits issued against the reserve for promotional expenses. The decrease in current liabilities was principally related to a decrease in accounts payable and the Amended Credit Agreement reclassifying notes payable into long term debt.

Cash and Cash Equivalents

Historically, the company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  A Facility is maintained with two banks and certain capital and operating leases are utilized.

On September 13, 2005, the company entered into the Amended Credit Agreement for the Facility with PNC and Citizens. The Amended Credit Agreement increases the Banks’ commitment from $30 million to $35 million; changes the Facility from secured to unsecured; extends the maturity of the Facility from a three year term to a five year term expiring in September 2010; eliminates the short term portion of the Facility and reduces the interest rate margins and the commitment fees charged to the Company as described in the Amended Credit Agreement. Modifications have also been made to the Facility’s Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Facility are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may change up to .5% based on that ratio. Commitment fees are charged on the unused portion of the Facility and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The new Facility will be used for general corporate purposes and such other uses as permitted under the Amended Credit Agreement.

On September 13, 2005, the company also entered into a Term Loan with Citizens for $5.3 million. The Term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the Term Loan are generally the same as those in the Amended Credit Facility. The entire proceeds of the Term Loan were used to fund a voluntary contribution to the company’s previously frozen defined benefit Pension Plan.

In conjunction with the Term Loan described above, the company obtained from Citizens additional commitments to lend $4.7 million to the company upon certain conditions. If executed, the terms and conditions of these borrowings will be generally the same as the terms and conditions under the Term Loan with the addition of a mortgage and security interest if certain real property was to be acquired. These additional commitments from Citizens will expire on December 31, 2005 if not exercised by that date.

20 of 26

The Amended Credit Agreement replaced the existing facility, which had been amended on January 23, 2004, to reduce the commitments under the facility to $30 million. The facility, as amended, provided $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contained a $6 million sub-limit for overnight borrowings and the revolving line allowed for the issuance of Standby Letters of Credit up to $6 million, which reduced the availability under the facility. Upon approval of the Banks, the terms of both the 364-day line and the revolving line may have been extended for an additional 364-day or annual period, respectively. Interest rates in the facility were indexed to LIBOR or the Prime Rate based upon the company’s ratio of debt to EBITDA and rates may have changed up to 1.5% based on that ratio. Commitment fees were charged on the unused portion of the facility and ranged from 30 to 45 basis points based upon the same ratio used to determine interest rates. The facility, as amended, contained restrictive covenants that required the maintenance of minimum Tangible Net Worth, limited the amount of capital expenditures and limited the ratios of EBITDA to certain fixed charges and total indebtedness. The facility also provided the Banks with a security interest in all unencumbered assets of the company including certain real property. As stated above, the facility described in this paragraph was amended and restated on September 13, 2005.

Net cash from operating activities for the thirty-nine weeks ended September 24, 2005, decreased by $10,382 compared to the same period in 2004.  This decrease was driven primarily by the funding of $5.3 million to the pension plan and by an unfavorable change in assets and liabilities in the first thirty-nine weeks of 2005 compared to the change in the same period in 2004.  The unfavorable change in assets and liabilities resulted from an increase in accounts receivable of $1.8 million and a seasonal increase in inventory of $2 million compared to the prior year.  Non-cash adjustments for pension and deferred taxes decreased for the thirty-nine weeks ended September 24, 2005 compared to the same period in 2004 due to the conversion to a defined contribution pension plan in 2005 which requires cash contributions that are currently deductible for tax purposes. This was partially offset by lower cash restructure payments in the first quarter of 2005 compared to the same period in 2004.

Net cash used for investing activities for the thirty-nine weeks ended September 24, 2005 decreased by $3,473 relative to the same period in 2004.  In the first thirty-nine weeks of 2005, there was a $3,770 decrease in capital expenditures relative to the same period in the prior year.  In the first thirty-nine weeks of 2004, the company began the implementation of its new ERP system.  Partially offsetting this decrease in capital expenditures was a net increase of $196 in loans made to independent sales distributors relative to the same period last year.

Net cash from financing activities for the thirty-nine weeks ended September 24, 2005 increased by $7,017 relative to the comparable period in 2004 due primarily to a $9,747 increase in the long-term debt offset by a $2,447 decrease in short-term borrowing. This increase was primarily attributed to the new term loan of $5.3 million used to make a contribution to the pension plan.

For the remainder of 2005, the company anticipates that cash flow from operations, along with the continued availability of credit under the Amended Facility, will provide sufficient cash to meet operating and financing requirements.

21 of 26

Certain Financing Activity
Future payments due under debt, lease obligations, and employee benefits obligations as of September 24, 2005, are reflected in the following table:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (b)	$21,100	$353	$-	$20,747	$-
Capital lease obligations (c)	4,359	184	1,855	688	1,632
Operating lease obligations	3,281	443	2,688	150	-
Estimated employee benefit payments	4,359	510	999	931	1,919
Total	$33,099	$1,490	$5,542	$22,516	$3,551

a.
In addition to the obligations listed in this chart, the company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $65 to $70 million annually. The majority of these items are obtained by purchase orders on an as needed basis. At September 24, 2005, the company had $7.5 million in purchase commitments that extended beyond twelve months but were shorter than three years. At September 24, 2005, the company had $0.7 million in one purchase commitment that extended seven years.

b.	On September 13, 2005, the company entered into a loan agreement for $5.3 million. The loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010.
c.	Capital lease obligation with interest at 11.0% and 5.7%.

22 of 26

Forward-Looking Statements

Certain matters discussed in this Report, including those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These forward-looking statements can be identified by the use of such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “ predict,” “project,” “should,” “would,” “is likely to,” or “is expected to” and other similar terms. They may include comments about competition in the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the company’s expanded market, production and inventory concerns, loss of one or both of the company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long term corporate bond rates or asset returns that could effect the recognition of pension corridor expense or income, governmental regulations, legal proceedings, pension expense, protection of the company’s intellectual property and trade secrets and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and prices of raw materials, the level of demand for the company's products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. The reader should review “Management’s Discussion and Analysis” and “Risk Factors” in the company’s 2004 Annual Report to Shareholders and in the company’s annual report on Form 10-K for the year ended December 25, 2004, for a more complete discussion of these and other risk factors which may affect the company’s financial position or operating performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit markets and the company’s financial performance. It is expected that a one percentage point increase in interest rates would result in additional quarterly expense of approximately $25 thousand, pre-tax. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. The company also has notes receivable from independent sales distributors whose rates adjust every three years, which would partially offset the fluctuations in the company’s interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use those proceeds to liquidate a corresponding amount of the notes payable. For a more detailed explanation see the company’s 2004 Annual Report on Form 10-K “Quantitative and Qualitative Disclosure about Market Risk,” page 16.

During the first three quarters of 2005 long-term corporate bond rates declined. Also, overall pension asset returns were below the 8.75% assumption through the thirty-nine weeks ended September 24, 2005. As a result, the actual discount rate and asset returns assumptions used to value the pension liability at December 31, 2005 could be higher than the actual rates as of the last day of fiscal 2005. This increases the risk that pension expense would fall outside of the pension corridor for fiscal year 2005. See “Pension and Postretirement Plans” under Item 2 for a description of the accounting treatment for the pension plan and the pension corridor.

In order to hedge the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap with PNC on August 3, 2005, with a fixed LIBOR rate of 4.64% and a five year $5.3 million interest rate swap with Citizens on September 13, 2005, with a fixed LIBOR rate of 4.42%.

23 of 26

Item 4.Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective at September 24, 2005 because of the material weakness in internal control over financial reporting related to accounting for income taxes as fully described in our Annual Report on Form 10-K for the year ended December 25, 2004.

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

(b)         Changes in Internal Control over Financial Reporting

During the period covered by this report, the company has not made changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. However, in the first and second quarters of 2005, the company implemented certain enhancements to its internal control over financial reporting related to the material weaknesses described in the company’s Form 10-K for the year ended December 25, 2004:

1.
Accounting for Income Taxes: The company has (i) implemented additional monitoring controls through increased documented management review; (ii) fully documented the methodology and tools for calculating and reporting tax related transactions; (iii) enhanced the formality and rigor of controls for reconciliation procedures; and (iv) increased use of a third-party service provider for the more complex areas of the company’s income tax compliance efforts. The enhancements have not been in place for a sufficient length of time to complete remediation testing on these controls. Management performed additional substantive procedures to ensure the accuracy of the amount of taxes recorded in this report.

2.
Payroll: During the first quarter of 2005, the company made improvements to segregation of duties and formalized and implemented more rigorous approval policies and procedures. In the second quarter of 2005, the enhancements had been in place long enough for management to obtain a large enough sample size to complete remediation testing. Remediation testing evidenced that these controls give the company a reasonable level of assurance that employee access to and authority in the payroll system is appropriately restricted and that payroll expenses and liabilities are accurately recorded in this report.

3.
Spare Parts Inventory: During the first quarter of 2005, the company formalized and enhanced management’s process for documenting and executing cycle counts, performing analytical procedures surrounding parts issues, and assuring authorization of price and use of parts on a monthly basis. These enhancements were in place long enough at the end of the first quarter of 2005 for management to obtain a large enough sample size to complete remediation testing. Remediation testing evidenced that these controls give the company a reasonable level of assurance that expenses and assets related to spare parts are properly reflected in this report.

24 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 5. Other Information

On October 31, 2005, the Board of Directors of the Company approved the amendment and restatement of the company’s by-laws. The purpose of the amendment was to add, clarify and modify certain provisions as summarized below:

Article I, Section I was modified to add flexibility to the determination of the location of the company’s principal office.

Article II was modified to include advance notice provisions for director nominations or other business to be properly brought before an annual or special meeting of the shareholders. In this regard, Article II was revised to include procedures and requirements by which these advance notice nominations and proposals are to be made.

The foregoing summary is qualified in its entirety by reference to the Amended and Restated By-laws, a copy of which is attached as Exhibit 3.1 to this Form 10-Q.

Item 6. Exhibits

(a)	Exhibits:

Exhibit 3.1 - By-Laws of company, as amended and restated on October 31, 2005.

Exhibit 10.1 - Amended and Restated Credit Agreement, dated September 13, 2005, is incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed on or about September 16, 2005.

Exhibit 10.2 - Loan Agreement, dated September 13, 2005, is incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed on or about September 16, 2005.

Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25 of 26

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

November 3, 2005	/s/ David S. Marberger
(Date)	DAVID S. MARBERGER
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

26 of 26