Form 10-K
period 2005-12-31
TASTY BAKING CO
filed 2006-03-14
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
(X)	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2005 (53 weeks)

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission File Number 1-5084
TASTY BAKING COMPANY
(Exact name of Company as specified in its charter)

Pennsylvania	23-1145880
(State of Incorporation)	(IRS Employer Identification Number)

2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
(Address of principal executive offices including Zip Code)
215-221-8500
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES   NO X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer	Accelerated Filer [X]	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO X

The aggregate market value of voting stock held by non-affiliates as of June 25, 2005, is $56,647,196 (computed by reference to the closing price on the New York Stock Exchange on June 25, 2005).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 10, 2006.

Class	Outstanding
Common Stock, par value $.50	8,133,626 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 11, 2006, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1.   Business

The company was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facilities in Philadelphia, Pennsylvania. The company manufactures, co-packages and sells a variety of premium single portion cakes, pies, pretzels, brownies, donuts, and snack bars under the well-established trademark, TASTYKAKE®. These products are comprised of approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season of the year. The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.50 to $1.19 per package and family convenience packages at $3.29. The individual pies include various fruit and cream-filled varieties and, at various times of the year, additional seasonal varieties. The brownies are marketed principally in snack packages and sell at a retail price of $1.19 per package. The best known products with the widest sales acceptance are various sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®. During 2004 the company introduced a new line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables™ which are sold at retail prices ranging from $0.63 for single serve to $3.79 for family convenience packages.

Tasty Baking Oxford, Inc., a wholly-owned subsidiary of the company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE®. The company created the SNAK N’ FRESH® and AUNT SWEETIE’S BAKERY® brands to enter the private label markets without compromising the reputation of its TASTYKAKE® brand. Currently the company does not market products under these trademarks.

The company’s products are sold principally by independent sales distributors through distribution routes to approximately 15,000 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which make up the company's primary target market. This method of distribution for direct store deliveries via independent sales distributors has been used since 1986. The company sells products to approximately 445 independent sales distributors who service route sales areas. The company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico via third party distributorships. The company has formed alliances with distributors that can warehouse and distribute the company product lines most effectively in both fresh and frozen forms. During 2005, the company expanded the third party distributorship network in New York and to a lesser extent in the New England area of the country. During 2003, the company refocused its efforts in its independent sales distributor core area, while at the same time, it carefully evaluated existing and new business possibilities outside the core market. As a result, the decision was made in 2003 to pull out of the West Coast of the United States markets and add 36 new routes to the core region. The company also distributes its products through the TastyShop program, whereby consumers can call a toll-free number or visit the company’s website to order a variety of Tastykake gift packs for home delivery.

The company’s top 20 customers represent 56.1% of its 2005 net sales. The top customer, Wal-Mart, represents 18.6% of the company’s net sales for 2005. This relationship has been reasonably consistent over the prior two years. If any of the top twenty customers change their buying patterns with the company, the company’s sales and profits could be adversely affected.

The company conducts advertising programs which utilize outdoor billboard campaigns, newspapers, consumer coupons, and radio advertising. In 2005 the company engaged in increased billboard and radio advertising compared to 2004. During 2004, the company focused on point of sale marketing, introducing new packaging for the entire product line plus new products and expanded varieties on existing products.

The company is engaged in a highly competitive business. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets. The company specializes in premium single portion snack cakes and pies. The company is able to maintain a strong competitive position in many areas within its primary target market through the quality of its products and brand name recognition. In these areas, the company has a significant market share.

Outside of its principal marketing area, awareness of the company’s trademarks and reputation is not as strong and the company’s market share is generally less significant. In these markets, the company competes for the limited shelf space available from retailers, leveraging product quality, price promotions and consumer acceptance. The company has been able to solidify its sales outside of its principal marketing area through the distribution of its products using mass merchandisers, third party distributors, convenience stores and other methods of distribution.

The company’s principal competitor in the premium snack cake market throughout the country is Interstate Bakeries Corporation (“Interstate”) which owns three major brands in this category - Hostess, Dolly Madison and Drakes. Interstate is a large publicly held corporation which has achieved national recognition of its Hostess brand name through advertising. Interstate competes on price, product quality and brand name recognition. Interstate filed for Chapter 11 Bankruptcy protection in 2004 and has remained in Chapter 11 through December 2005. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie as a lower priced snack cake. Little Debbie holds the largest share of the snack cake market in the United States. George Weston Foods competes in the multi-serve and single-serve baked goods market under the brand name of Entenmann’s primarily in the area of the United States east of the Mississippi River. Local independent bakers also compete in a number of regional markets. In addition, there are national food companies that are expanding their snack product offerings in the company’s category. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the company for a portion of the overall snack market.

The company is dependent upon sugar, eggs, oils, flour and cocoa for its ingredients and paperboard for its packaging. The price of sugar could be volatile during 2006 due to reduced refining capacity as a result of the hurricanes in 2005, limited domestic sugar reserves, and reallocation of refining resources to the manufacturing of Ethanol. Egg pricing was stable in 2005 and is expected to remain the same in 2006, unless the Avian flu would reach a pandemic, which could result in supply limitations. Flour pricing was stable in 2005 and is expected to remain stable in 2006. In 2006, the soybean crop is expected to be very good and world-wide production output is also expected to be good. Therefore, the company expects some softening in prices for oils in 2006. Cocoa pricing has been volatile. Although the crops were good and the market is expected to soften, political unrest in the Ivory Coast has caused the pricing outlook to be uncertain. The entire paperboard market is facing capacity limitations. Low inventory levels and recent energy-related cost increases along with continued growth in demand may affect future prices. Paper product pricing continues to increase because of limited supply. The resin supplies have also tightened and are subject to recent energy-related cost pressure.

The company’s policies with respect to working capital items are not unique. Inventory is generally maintained at levels sufficient for one to three weeks of sales, while the ratio of current assets to current liabilities is generally maintained at a level between 1.3 and 1.7 to 1. Changes in suppliers and new product launches are two reasons why inventory levels may increase but these changes are normally short-term in nature

The company believes that its brand trademarks such as “TASTYKAKE®” and “TASTYKAKE Sensables™” and product trademarks such as “KRIMPETS®,” “KREAMIES™,” “JUNIORS®,” and “KANDY KAKES®” are of material importance to the company’s strategy of brand building. The company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing its products.

The company engages in continuous research and development activities at its Philadelphia location relating to new products and improvement and maintenance of existing products. These initiatives are designed to drive top-line growth and improve the company’s cost position. In the past three years these expenditures have not been material.

The company’s plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products. The implementation of the new enterprise resource planning ("ERP") system enables the establishment and maintenance of records in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

In the past the company has made investments based on compliance with environmental laws and regulations. These expenditures have not been material with respect to the company’s capital expenditures, earnings or competitive position.

The company employs approximately 1,050 persons, including approximately 135 part-time employees. In January 2005, approximately 65 maintenance employees voted to be represented by a labor union. Negotiations have been ongoing during 2005 but no collective bargaining contract has been negotiated. The company does not expect this situation to have a material impact on the financial results of the company.

On October 21, 2005, Tasty Baking Company voluntarily moved trading of the company’s common stock to the NASDAQ National Market from the New York Stock Exchange.  The company now trades under the symbol “TSTY.”  Management believes that the NASDAQ National Market, with its multiple market makers, provides the appropriate benefits and support for the company’s shareholders and is best aligned with the company’s growth strategy.

On December 20, 2005, the company purchased the Hunting Park production facility from the company’s pension plan for $4.7 million. The facility is the company’s primary production location in Philadelphia, Pennsylvania. The purchase is not anticipated to affect the company’s operations.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge through the company’s website the same day as they are made available on the SEC website. These reports are available by going to the company’s website at www.tastykake.com, under the “Corporate Info, Investor Relations, Annual Reports & SEC Filings-SEC website” captions. See the first paragraph of Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the company’s website at www.tastykake.com, under the “Corporate Info, Investor Relations, Corporate Governance” captions or are available upon written request directed to the Secretary of the Company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

The company will also post to its website any amendments to the Code of Business Conduct, or a waiver from the provisions of the Code of Business Conduct relating to the company’s principal executive officers or directors. Waivers will be located under the “Corporate Info, Investor Relations, Corporate Governance, Code of Business Conduct -Waivers” caption.

Item 1A.  Risk Factors

The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. Additional information regarding various risks and uncertainties facing us are included under Item 7 of this report on Form 10-K. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known or deemed insignificant may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we” , “our” and “us” refer to Tasty Baking Company and its subsidiaries.

Increased Competition May Impair Profitability

We are engaged in a highly competitive business. The number of choices facing the consumer on how to spend snack food dollars, particularly with the introduction of more convenient packaging of traditional products, both sweet and salty, has increased significantly over the last several years. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, national distribution systems, and nationally recognized brands with large advertising and promotion budgets. From time to time, we experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices. Increased competition could result in lower sales, profits, and market share.

Price Increases Could Reduce Demand

In January of 2006, we increased the prices of our products. The increased prices could have a negative effect on consumer demand for our products and our sales and profits.

Change in Top Customers’ Buying Patterns May Adversely Affect Our Sales and Profits

Our top twenty customers represent 56.1% of our 2005 net sales, 57.9% of our 2004 net sales, and 56.0% of our 2003 net sales. Our largest customer, Wal-Mart, represents 18.6% of our net sales in 2005, 16.3% of our net sales in 2004, and 15.2% of our net sales in 2003. If any of the top twenty customers change their buying patterns with us, our sales and profits could be adversely affected.

Increased Commodity Prices May Impact Profitability

We are dependent upon sugar, eggs, oils, flour and cocoa for our ingredients and paperboard for our packaging. Many commodity prices have been volatile and may continue to be volatile. Any substantial increase in commodity prices may have an adverse impact on our profitability.

Change in Consumer Preferences May Adversely Affect Our Financial and Operational Results

Our success is contingent upon our ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences. Consumer preference changes, and the company’s failure to anticipate, identify or react to these changes, could result in reduced demand for our branded products, which could adversely affect our financial and operational results.

Collectibility of Long-term Receivables May Adversely Affect Our Financial Position

Our long-term receivables represent loans issued to our independent sales distributors for the purchase of route territories and delivery vehicles. These loans are issued through a wholly-owned subsidiary, TBC Financial Services, Inc. Current lending guidelines require significant collateral to minimize our risk in the event of default by an independent sales distributor and our loss history has been minimal. However, the ability to collect the entire loan portfolio is directly related to the success of our current route distribution system and the independent sales distributor’s ability to repay the loan, which is directly related to the economic success of the route. In addition, any external event or circumstance that impacts the independent sales distributors may also affect the collectibility of long-term receivables.

Our Brand Recognition May Not Extend beyond Our Core Market

Historically, route sales by independent sales distributors have accounted for the largest part of our revenues. Prior to 2003 as we expanded outside of our core Mid-Atlantic route market, the percentage of volume began to shift toward more non-route business, causing some erosion of our gross margin. We continue to evaluate existing and new business possibilities outside the core market utilizing distributors. We also distribute products through distributorships and major grocery chains which have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico via third party distributorships. If we are unable to further develop brand recognition in the expanded markets, sales and profitability could be adversely affected.

Limited Product Shelf Life May Adversely Affect Sales Potential

Our products have limited shelf life. Production planning and monitoring of demand is essential to effective operations, both to fulfill customer demand and to minimize the levels of inventory and returns. Delays in getting the product to market, such as transportation or bad weather, may cause loss of sales, which could adversely affect our operating results.

Product Recall or Safety Concerns May Adversely Affect Our Financial and Operational Results

We may recall certain of our products should they be mislabeled, contaminated or damaged. A product recall or an adverse result in any related litigation could have a material effect on our operating and financial results.

Loss of Production Facilities Could Adversely Affect Our Financial and Operational Results

We have two production facilities: one each in Philadelphia and Oxford, Pennsylvania. The Philadelphia facility is a multi-storied manufacturing facility where our signature products are exclusively manufactured. The Oxford facility is a single-story manufacturing facility with expansion possibilities. The loss of either production facility due to casualty could have an adverse impact on our operations, financial condition and results of operations.

Availability of Capital May Affect Future Capital Programs and Expansion Opportunities

We have historically been successful in generating the funds necessary for capital improvements through internally generated sources and limited borrowings. Future capital programs and the expansion of our markets may be affected by the availability, cost of capital, and terms relating thereto, in the equity and debt markets.

Increased Interest Rates May Adversely Affect Our Financial and Operational Results

Increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables. A decrease in interest rates could adversely impact the relationship of our unrecognized gain or loss to the pension corridor. A sensitivity analysis on the impact of this relationship is included under Note 8 of the consolidated financial statements.

Terms of Indebtedness Impose Significant Restrictions on Our Business

Our Amended Credit Agreement, term loans and mortgage loan (the “Agreements”) contain various covenants that limit our ability to, among other things, incur or become liable for additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends over a specified amount; make investments; enter into transactions with affiliates; and enter into new businesses.

These restrictions could limit our ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. The Agreements also require us to maintain certain financial ratios. Our ability to remain in compliance with our financial ratio requirements in the future can be affected by events beyond our control, such as general economic conditions, a significant increase in the cost of our raw materials or a material increase in our pension or postretirement obligations. Failure to maintain any applicable financial ratios may prevent us from borrowing additional amounts under the Amended Credit Agreement and could result in a default under the Agreements, which could cause the indebtedness outstanding under the Agreements to become immediately due and payable. If we were unable to repay those amounts, our banks could initiate a bankruptcy or liquidation proceeding. If the banks were to accelerate the repayment of all outstanding borrowings under the Agreements, we may not have sufficient assets to repay those amounts and any others that cross default as a result thereof.

In addition, if we amend our Agreements or seek a waiver for any events of default, we may incur additional fees and/or higher interest rates on all or a portion of our borrowings under the Agreements.

Changes in Governmental Laws and Regulations Could Adversely Affect Our Financial and Operational Results

Our business, includng but not limited to, our products, properties, employees, distribution and overall operations, is subject to regulation by various federal, state and local government entities and agencies. Changes in laws and regulations and the manner in which they are interpreted or applied may alter the environment in which we operate and may affect results of operations or increase liabilities. These include changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws.

Litigation Could Adversely Affect Our Financial and Operational Results

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of our business. We are unable to predict the outcome of these matters, but do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations. However, if one or more of these matters were determined adversely to us, the ultimate liability arising therefrom should not be material to our financial position, but could be material to our results of operations in any quarter or annual period. In addition, we may become subject to additional litigation at any time which could have an adverse material impact on us.

Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results

Accounting for pension expense requires the use of estimates and assumptions including discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover, all of which affect the amount of expense recognized by us. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be volatile. The use of the above assumptions, market volatility and our election in 1987 to recognize all pension gains and losses in excess of our pension corridor in the current year may cause us to experience significant changes in our pension expense from year to year, which could adversely affect our operating results. Most other public companies elected an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years.

Increases in Employee and Employee-Related Costs Could Adversely Affect Our Financial and Operational Results

Health care and workers’ compensation costs have been increasing and may continue to rise. Any substantial increase in costs may have an adverse impact on our profitability. In addition, a shortage of qualified employees, a substantial increase in the cost of qualified employees, or any adverse effect resulting from third-party labor negotiations could have an adverse effect on our operations and financial results.

Loss or Impairment of Intellectual Property and Trade Secrets Could Adversely Affect Our Brands and Our Business

We have taken efforts to protect our trademarks, copyrights and trade secrets as we consider our intellectual property rights important to our success. However, other parties may take actions that could impair the value of our proprietary rights or the reputation of our brands. Any such impairment could adversely affect our business. Moreover, protecting our intellectual property and other proprietary rights could be costly and any increase in the unauthorized use of our intellectual property could make it more expensive to do business and therefore, adversely affect our operating results.

Changes in Economic Conditions Could Adversely Affect Our Financial and Operational Results

Our business may be adversely affected by changes in economic and business conditions nationally and particularly within our core market. In addition, the business strategies implemented by management to meet these business conditions and other market challenges may have a significant impact upon our future results of operations.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

The locations and primary use of the materially important physical properties owned by the company and its subsidiaries are as follows:

Location	Primary Facility Use

2801 Hunting Park Avenue	Certain Corporate Offices,
Philadelphia, PA	Production of cakes, pies, snack bars and donuts

3413 Fox Street	Executive, Sales and Finance Offices, Data Processing Operations,
Philadelphia, PA	Office Services and Warehouse

700 Lincoln Street	Tasty Baking Oxford Offices,
Oxford, PA	Production of honey buns, mini donuts and donut holes

The Hunting Park location is secured by a first-party mortgage as collateral under the company’s mortgage loan of $2.15 million entered into December 20, 2005, as described in Note 5 of the consolidated financial statements. In addition to the above, the company leases various other properties used principally as local pick-up and sales distribution points. All of these properties are sufficient for the business of the company as now conducted.

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors (representing approximately 40% of the company’s current routes), consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom is not expected to be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted
Earnings per share (EPS) by quarter may not agree with fiscal year EPS due to rounding and shares outstanding.

Quarterly Summary (Unaudited)

Summarized quarterly financial data and market prices for the company’s common stock for 2005 and 2004 are as follows:

	First	Second	Third	Fourth	Year

2005(a)
Gross sales	$65,946	$69,580	$69,371	$73,070	$277,967
Net sales	41,154	43,730	42,424	44,965	172,273
Gross profit (after depreciation)	13,329	14,944	12,505	13,302	54,080
Net income	479	886	311	167	1,843
Per share of common stock:
Net income:
Basic and diluted	.06	.11	.04	.02	.23
Cash dividends	.05	.05	.05	.05	.20
Market prices:
High	9.23	8.50	9.11	9.00	9.23
Low	7.88	7.54	8.06	6.81	6.81
2004(b)
Gross sales	$68,360	$64,837	$62,724	$63,108	$259,029
Net sales	40,478	40,055	39,310	39,218	159,061
Gross profit (after depreciation)	12,423	12,478	11,823	10,934	47,658
Net income (loss)	483	654	217	(111)	1,243
Per share of common stock:
Net income (loss):
Basic and diluted	.06	.08	.03	(.01)	.15
Cash dividends	.05	.05	.05	.05	.20
Market prices:
High	10.75	9.85	9.49	8.48	10.75
Low	9.87	8.90	7.80	7.90	7.80

Each quarter consists of 13 weeks, with the exception of the fourth quarter of 2005 which consists of 14 weeks. The market prices of the company’s stock reflect the high and low sales price by quarter as traded on the New York Stock Exchange through October 20, 2005, and the NASDAQ National Market thereafter. The approximate number of holders of record of the company’s common stock (par value $ 0.50 per share) as of February 10, 2006, was 2,326.

(a)	In the third quarter 2005, the company realized a $93 revenue gain from the sale of two routes to independent sales distributors.

During the fourth quarter of 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company in 2005 and the first 30 days of 2006. During 2005 the company incurred additional expense of $77 for underestimated prior thrift store closing costs which were offset by $151 in restructure charge reversals from other overestimated prior estimates. Total expense for 2005 was $71.

(b)	In the second quarter 2004, the company realized a $75 revenue gain from the sale of a route to an independent sales distributor.

In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

Also, in the fourth quarter 2004, the company recorded additional pension expense in the amount of $771, in connection with the company’s method of immediately recognizing gains and losses that fall outside the pension corridor. Of this amount, $540 was charged to cost of goods sold and $231 was charged to selling, general and administrative expenses.

Dividends

The declaration and payment of dividends is subject to the discretion of the company’s Board of Directors (“Board”). The Board bases its decisions regarding dividends on, among other things, general business conditions, the company’s financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of the company’s Amended Credit Agreement, the company is permitted to pay annual dividends in an amount equal to the excess of the company’s tangible net worth over $37.3 million, as defined in the Amended Credit Agreement.

Item 6.  Selected Financial Data
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.

Five Year Selected Financial Data

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)
Operating results
Gross sales	$277,967	$259,029	$250,648	$255,504	$255,336
Net sales	$172,273	$159,061	$159,129	$162,263	$166,245
Net income (loss)	$1,843	$1,243	$(2,362)	$(4,341)	$6,320

Per share amounts
Net income:
Basic	$.23	$.15	$(.29)	$(.54)	$.79
Diluted	$.23	$.15	$(.29)	$(.54)	$.78
Cash dividends	$.20	$.20	$.20	$.48	$.48
Shareholders’ equity	$4.58	$4.99	$5.24	$5.86	$6.84

Financial position
Working capital	$9,636	$6,769	$7,585	$15,467	$18,284
Total assets	$121,307	$118,390	$117,243	$116,560	$116,137
Long-term obligations	$23,092	$13,159	$12,705	$12,486	$14,603
Shareholders’ equity	$37,289	$40,787	$42,419	$47,525	$55,065
Shares of common stock
outstanding	8,134	8,178	8,097	8,104	8,052

Statistical information
Capital expenditures	$10,596	$9,295	$6,676	$5,359	$7,314
Depreciation	$6,503	$7,711	$7,148	$6,807	$7,204
Average common shares
outstanding:
Basic	8,056	8,085	8,098	8,075	7,998
Diluted	8,154	8,119	8,098	8,075	8,140

(a)	In the third quarter 2005, the company realized a $93 revenue gain from the sale of two routes to independent sales distributors.

During the fourth quarter of 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company in 2005 and the first 30 days of 2006. During 2005 the company incurred additional expense of $77 for underestimated prior thrift store closing costs which were offset by $151 in restructure charge reversals from other overestimated prior estimates. Total expense for 2005 was $71.

(b)	In the second quarter 2004, the company realized a $75 revenue gain from the sale of a route to an independent sales distributor.

In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9.

Also, in the fourth quarter 2004, the company recorded additional pension expense in the amount of $771, in connection with the company’s method of immediately recognizing gains and losses that fall outside the pension corridor.

(c)	During the fourth quarter of 2003, the company realized a $1,077 revenue gain from the sale of eleven routes to independent sales distributors in Maryland.

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

(d)
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

Also, during the fourth quarter of 2002, the company recorded additional pension expense in the amount of $4,656, in connection with the company’s method of immediately recognizing gains and losses that fall outside the pension corridor.

(e)	During the fourth quarter of 2001, the company incurred a $1,728 restructure charge related to its decision to close its Dutch Mill Baking Company production facility and two company thrift stores.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including but not limited to those under the headings “Business,” “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the company. These forward-looking statements can be identified by the use of such words as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms. They may include comments about legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the company’s expanded market, production and inventory concerns, loss of one or both of the company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could effect the recognition of pension corridor expense or income, governmental regulations, legal proceedings, pension expense, protection of the company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the level of demand for the company’s products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described above as “Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. The company undertakes no obligation to publicly revise or update such statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the company (such as in the company’s filings with the SEC or in company press releases) on related subjects.

Critical Accounting Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the company’s reported results of operations and financial position. The company’s significant accounting policies are more fully described in Note 1 to the company’s audited consolidated financial statements in this Annual Report on Form 10-K. Certain accounting estimates, however, are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the company and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the retail customer. The amount of the price promotion is captured in the handheld computer system when the independent sales distributor sells product to the retail customer. The price promotion discount is based upon actual discounts per case based upon an approved price promotion calendar. Any variation in price discounts, which is recorded each month, is due primarily to the company selling more volume on discount than estimated. Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to retailers and other customers, adjusted for price promotions and product returns. Direct retail customers receive a purchase discount equal to a percentage of the wholesale price of product received. Discounts to distributors and retail customers are based on agreed upon rates, and amounts vary based upon volume.

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

Product returns are recorded as product is returned to the company. At quarter end, an estimated reserve for product returns is recorded based upon sales and actual return experience in the last month of the quarter. Actual returns may vary from this estimate. A product return reserve is established based on the actual product returns that come in subsequent to year-end.

Some customers take deductions when they make payments to the company. Based on historical experience, it is the company’s current policy to reserve for these deductions at the time they are taken by the customer. If determined by the company that a deduction may not be valid, the deduction is evaluated with the customer and the reserve could be reversed.

Since the company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. One month of discount and allowance activity was approximately $9 million in 2005. Historically, actual discounts and allowances have not varied significantly from estimates.

Provision for Doubtful Accounts

The company aggressively pursues collection of accounts receivable balances. The company performs ongoing credit evaluations of customers’ financial condition and makes quarterly estimates of its ability to collect its accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes accounts receivable trends and historical bad debts, customer concentrations, customer credit worthiness, levels of customer deductions, current economic trends and changes in customer payment terms. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The provision for doubtful accounts is recorded as a selling, general and administrative expense. The allowance for doubtful accounts has three components. The first component is a reserve against all accounts receivable balances based on the last five years of write-off experience for the company. The second component is for specific trade customer accounts receivable balances from customers whose ability to pay is in question, such as customers who file for bankruptcy while they have an outstanding balance due the company. The third component is a reserve against any breached independent sales distributor accounts receivable balances that are not adequately covered by the independent sales distributor’s equity in the route territory. Although the total allowance for doubtful accounts reflects the estimated risk for all customer balances, if any one of our top twenty customers’ accounts receivable balances became fully uncollectible, it would have a material impact on our consolidated statement of operations and would negatively impact cash flow.

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

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover. A sensitivity analysis for pensions is included in Note 8 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 10 to the company’s audited consolidated financial statements in the company's 2005 Annual Report to Shareholders. Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States. In addition, the company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur. For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate. The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income. Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the company to have pension expense or income within its allowable pension corridor. Actual results may differ from the company’s assumptions and may impact the reported liability and expense amounts reported for pensions and postretirement benefits. During 2005 long-term corporate bond rates declined and overall pension asset returns were below the 8.5% assumption. As a result, the discount rate declined from 5.80% at the end of 2004 to 5.65% at the end of 2005.

The company previously announced in November 2005 in Form 8-K and 10-Q that, in conjunction with the implementation of Medicare Part D in January 2006, the company would no longer provide medical benefits for most of its post-65 retirees. In addition, incumbent retirees would pay age-based rates for life insurance benefits in excess of $20. As a result of these benefit changes, the projected benefit obligation was remeasured and the company estimates there will be a reduction in its other post-retirement benefits ("OPEB") liability of approximately $10,000, which will be amortized over future periods. In 2006, the company estimates the amortization of this liability will result in a reduction of pre-tax OPEB expense of approximately $1,200 compared to fiscal year 2005. This will be primarily a non-cash benefit.

Workers’ Compensation Expense

Accounting for workers’ compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. The company insures for workers’ compensation liabilities under a large deductible program where losses are incurred by the company up to certain specific and aggregate amounts. Accruals for claims under the large deductible insurance program are recorded as claims are incurred. The company estimates the liability based on total incurred claims and paid claims, adjusted by loss development factors which account for the development of losses over time. Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third-party claim loss specialist. The company’s estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts. The company evaluates the estimated liability on a continuing basis and adjust it accordingly. Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

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

The company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards (“NOL’s”). These carryforwards expire in varying amounts between 2018 and 2025. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not achieved.

The company has recorded a deferred income tax asset for the benefit of unused state tax credits, which expire in varying amounts between 2006 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $327 has been established as management believes that a portion of the state credits may not be realized.

Results of Operations
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the company’s consolidated statements of operations:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003

Gross sales	100.0%	100.0%	100.0%
Discounts and allowances	38.0	38.6	36.5
Net sales	62.0	61.4	63.5
Costs, expenses and other
Cost of sales	40.2	40.0	43.4
Depreciation	2.3	3.0	2.9
Selling, general & administrative expenses	18.3	17.7	19.2
Restructure charge net of reversals	-	-	-
Interest expense	.5	.5	.4
Gain on sale of routes	-	-	(.4)
Other (income) loss, net	(.3)	(.4)	(.3)
Income (loss) before provision for income taxes	1.0	.7	(1.5)
Provision for (benefit from) income taxes	.3	.2	(.6)
Net income (loss)	.7	.5	(.9)

Net income for the fiscal year ended December 31, 2005, was $1,843 or $0.23 per fully diluted share. Net income for the fiscal year ended December 25, 2004, was $1,243 or $0.15 per fully diluted share. Net loss for the fiscal year ended December 27, 2003, was $2,362 or $0.29 per fully diluted share.

Sales

Gross sales increased by 7.3% in the 53-week fiscal 2005 compared to the 52-week fiscal 2004, driven by volume growth of 6.9%. The additional week in fiscal 2005 contributed $2,800 to gross sales. Gross sales increased by 3.3% in 2004 compared to 2003, primarily driven by list price increases instituted on the Family Pack product line.

Net sales in 2005 increased by 8.3% compared to 2004. A full year of sales of Sensables in 2005 compared to 2004 increased net sales by approximately $3,300, or approximately 2% of the net sales increase. In the first half of 2005, the net sales increase was driven by a volume increase, a favorable sales mix and a reduction in product returns. In the second half of 2005, the increase in net sales due to case volume increases was partially offset by increased promotional spending in both route and non-route markets. Non-route net sales were up 18.0% in 2005 compared to 2004 driven by volume growth of 19.8%. Non-route net sales benefited from incremental promotional programs to support new markets as well as increased focus on existing direct customers. Route net sales were up 5.5% in 2005 compared to 2004 driven by volume growth of 2.0% and a reduction in sales returns and promotion compared to the same period last year.

Net sales in 2004 were relatively unchanged when compared to 2003. Volume growth of 2004 compared to 2003 was down by 7.2% offset by the Family Pack price increase. The mid-year 2004 launch of Sensables and expansion into Pittsburgh and Cleveland increased net sales which were offset by increased returns and promotional spending.

Cost of Sales

Cost of sales, as a percentage of gross sales, was 40.2%, 40.0%, and 43.4% in 2005, 2004, and 2003, respectively. Cost of sales as a percentage of gross sales increased in 2005 compared to 2004. The increased total cost of sales was in part due to the increase in sales volume and increased sales of higher cost products. Favorable costs in the first half of 2005 for eggs, sugar and other ingredients was offset in the second half of 2005 by an increase in fuel, transportation, energy and packaging costs.

Cost of sales as a percentage of gross sales decreased in 2004 compared to 2003 primarily due to sales price increases on the Family Pack product line and decreased product packaging costs of approximately $1,500. This was partially offset by increased ingredient costs and increased pension expense.

During the fourth quarter of 2004, the company recorded additional pension expense in the amount of $771, in connection with the company’s method of immediately recognizing gains and losses that fall outside the pension corridor and a curtailment charge in connection with the company’s decision to freeze benefit accruals effective March 26, 2005. Of this expense, $540 was included in cost of sales and $231 was included in selling, general and administrative expenses.

Gross Margin

Gross margin after depreciation, as a percentage of net sales, was 31.4%, 30.0%, and 27.2% in 2005, 2004, and 2003, respectively. The 1.4 percentage point improvement resulted from the improved price realization on net sales in the first half of 2005 and a reduction in depreciation expense, partially offset by incremental energy and packaging costs in the second half of 2005.

Gross margin increased in 2004 compared to 2003 due to sales price increases and decreased product packaging costs. These savings were partially offset by increased product return expense, higher ingredient costs, increased pension expense and the company’s decision to increase promotional spending to support the price increase and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.5%, or $5,239, in 2005 compared to 2004. This increase is attributed to increased investments made in the information technology and sales organizations as well as increased costs of transportation and freight due to higher fuel costs in the second half of 2005. A portion of this increase is also attributed to increased performance-based compensation expense and increased marketing spending as the company engaged in more billboard advertising and an elevated level of radio advertising campaigns. These increases were partially offset by a reduction in pension and retiree medical expense.

Selling, general and administrative expenses decreased 5.0%, or $2,398, in 2004 compared to 2003 due the company’s decision to decrease marketing spending to compensate for the increase in promotional spending. This reduction in operating expenses was partially offset by an increase in administrative expense for auditing and consulting fees in conjunction with the company’s compliance work for Sarbanes-Oxley Section 404 as well as the increase in pension expense.

Depreciation

Depreciation expense in 2005 decreased 15.7% compared to 2004. This decrease was driven by the acceleration of depreciation of assets related to the previous ERP system replaced in the fourth quarter 2004, partially offset by an increase in depreciation from the new ERP system.

Depreciation expense in 2004 increased 7.9% compared to 2003. This increase is primarily due to the amortization of new handheld equipment placed into service during the second quarter of 2004.

In March 2004, the company performed a comprehensive review of the estimated useful lives of all asset classes. As a result, the company evaluated the utilization of certain machinery and equipment and determined that its useful lives should be extended to 15 years from 7 years, consistent with similar assets already being depreciated over 15 years. The useful lives of buildings and improvements were standardized at 39 years from 15 to 35 years. Also as part of this review, the estimated useful lives for certain machinery, leasehold improvements and the ERP system were reduced, and depreciation was accelerated. The result of this change in estimate was a decrease in depreciation expense of $1,608 for 2004. Also, depreciation expense increased by $1,524 in 2004, due to a change in estimated useful lives of certain machinery, leasehold improvements and the current ERP system which was replaced in the fourth quarter of 2004 when the new ERP system was implemented.

Management has accounted for these changes as changes in estimates because the facts, circumstances and assumptions surrounding the original determination of the useful lives have changed. For the ERP system, the company’s decision to implement a new system by the end of fiscal 2004 resulted in a change to the estimated useful life of the replaced ERP system. The changes in the estimated useful lives of the machinery and equipment from 7 years to 15 years relate to the Philadelphia, PA bakery modernization that started in 1997. All machinery and equipment installed from 1997 to 1999 was assigned a 7 year life based on the assumption at the time about the quality of the equipment being installed. Starting in fiscal year 2000, management started assigning 15 year lives to the machinery and equipment as it was determined that the quality of the machinery and equipment was better than originally expected at the start of the modernization in 1997. In the company’s review completed in March 2004, the company determined that the machinery and equipment assigned 7 year lives from 1997 to 1999 had the same performance characteristics as the machinery and equipment assigned 15 year estimated lives, thereby supporting the change in estimate in 2004. The plant modernization begun in 1997 also supported the change in estimate for buildings and improvements to 39 years.

Non-Operating Items

Other income, net, decreased by $207 in 2005 compared to 2004. In 2004, the company had a gain on equipment sales. Other income, net, increased $256 in 2004 compared to 2003 due to a gain on the sale of equipment compared to a loss in the prior year.

Interest expense increased by $116 in 2005 compared to 2004. This is due to increased average interest rates and average borrowing levels. Interest expense in 2004 increased by $345 compared to 2003, primarily due to rate increases from a change in credit spreads on certain credit facilities. The company is exposed to market risk relative to its interest expense as its long-term debt interest rates may vary with conditions in the credit markets. It is expected that a one percentage point increase in interest rates would result in additional annual expense of approximately $100.

On August 3, 2005, in order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Also on December 21, 2005 the company entered into a ten year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

The effective tax rates were a provision of 30.9% and 32.7% in 2005 and 2004, respectively, and a benefit of 36.9% in 2003. These rates compare to a federal statutory rate of 34.0%. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve. In 2004 the difference between the effective rate and the statutory rate was the result of state tax benefits generated from reported state losses, and was partially offset by a valuation allowance for Neighborhood Assistance Act Credits established in 2003 which are not assured of recovery and an increase in the Maryland state tax rate as a result of legislative changes.

In the third quarter of 2005, the company realized a gain of $93 from the sale of two routes to independent sales distributors. In the fourth quarter 2005, the company realized a gain of $4 from the sale of one route to an independent sales distributor. For 2005, there was a net restructure charge of $71, incurred during the fourth quarter of 2005 for costs related to specific arrangements made with certain manufacturing and administrative employees who departed the company. See Note 2 to the company’s audited financial statements.

In the second quarter 2004, the company realized a gain of $75 from the sale of a route to an independent sales distributor. In the fourth quarter 2004, the company favorably settled certain thrift store lease contracts for a gain of $35. This gain was offset by reversals of previously settled contracts, and other adjustments related to the estimated expenses for maintaining the thrift stores still under contract, which resulted in a net charge of $9. See Note 2 to the company’s audited financial statements.

Liquidity and Capital Resources

Current assets at December 31, 2005 were $29,008 compared to $30,041 at December 25, 2004, and current liabilities at December 31, 2005, were $19,372 compared to $23,272 at December 25, 2004. Current assets were relatively flat as the increases in inventory and prepaid assets were offset by a decrease in accounts receivable due to improved cash collections. The decrease in the accounts receivable allowance was  driven by the write-off of accounts receivable balances that were fully reserved in the allowance in 2004. The decrease in current liabilities in 2005 was primarily driven by a decrease in accounts payable and the Amended Credit Agreement which revised the maturity of approximately $2 million of notes payable and the current portion of long term debt, moving it to long term debt.

On the consolidated balance sheet as of December 31, 2005, $22,558 is classified as Long Term Debt. Long Term Debt of $9,000 was outstanding at December 25, 2004. The increase in Long Term Debt in the amount of $13,558 is due to the elimination of the short term portion of the credit facility along with the additional mortgage loan and the term loans.

Cash and Cash Equivalents

Historically, the company has been able to generate sufficient amounts of cash from operations. Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages. A credit facility is maintained with two banks and certain capital and operating leases are utilized. Contractual obligations arising under these arrangements and related commitment expirations are detailed in Notes 5 to 7 to the company’s audited consolidated financial statements.

Book overdrafts are recorded within current liabilities. Cash flows associated with book overdrafts are classified as financing activities. During 2005, the company revised the classification for book overdrafts in the Consolidated Balance Sheet and the Consolidated Statements of Cash Flows. Book overdrafts are now presented as a financing activity. They were previously reported as an operating activity. The revised classifications have also been reflected in the comparative prior year amounts for purposes of consistency.

On September 13, 2005, the company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”) to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010 in the amount of $35 million, and it eliminates the short term portion of the prior credit facility.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen Defined Benefit Pension Plan.

On December 19, 2005, the company entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million in order to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the Defined Benefit Pension Plan.

Net cash from operating activities in 2005 decreased by $15,047 compared to 2004. The decrease primarily resulted from a pension contribution of $5,300 made in September of 2005 and an increase in cash pension expense of approximately $2,300 due primarily to the conversion from the Defined Benefit Pension Plan to the Defined Contribution Pension Plan. The decrease is also attributed to a net reduction in cash of approximately $6,500 from a decrease in accounts payable.

Net cash from operating activities in 2004 increased by $7,011 compared to 2003. The increase primarily resulted from an increase in net income when compared to the net loss in 2003 and a decrease in restructure payments. Partially offsetting these favorable changes were net unfavorable changes in assets and liabilities including an increase in receivables compared to a decrease in the prior year and a smaller increase in accounts payable as presented in the 2004 consolidated balance sheet partially offset by a decrease in prepayments from the collection of a federal income tax refund.

Net cash used for investing activities in 2005 increased by $832 compared to 2004. An increase of $1,301 for capital expenditures was driven by the purchase of the Hunting Park Bakery in 2005 for $4,700. This was partially offset by the impact of the higher ERP system investment in 2004. Capital expenditures totaled $10,596 in 2005. As of the end of 2005, the company has commitments of approximately $1,800 for two capital projects, one each at the Hunting Park and one at the Oxford facilities.

Net cash used for investing activities in 2004 increased by $2,679 compared to 2003. The increase in capital expenditures was for the new ERP system and a new production line at the company’s Oxford manufacturing location. Capital expenditures totaled $9,295 in 2004.

Net cash from financing activities in 2005 increased by $15,860 compared to 2004, principally due to increased borrowings under the terms of the Amended Credit Agreement as detailed in Note 5 to the company’s audited financial statements.

Net cash used for financing activities in 2004 decreased by $4,104 compared to 2003, principally due to an increase in net debt repayments compared to 2003.

The company anticipates that for the foreseeable future cash flow from operations, along with the continued availability of the Amended Credit Agreement, will provide sufficient cash to meet operating and financing requirements.

Certain Financing Activity

Future payments due under debt, lease obligations, and employee benefits as of December 31, 2005, are reflected in the following table:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (b)	$23,188	$631	$1,262	$19,692	$1,603
Capital lease obligations (c)	1,129	581	548	-	-
Operating lease obligations	3,084	1,562	1,314	203	5
Estimated employee benefit payments	11,999	1,184	2,404	2,425	5,986
Total	$39,400	$3,958	$5,528	$22,320	$7,594

a.
In addition to the obligations listed in this chart, the company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $65 to $70 million annually. The majority of these items are obtained by purchase orders on an as needed basis. At December 31, 2005, the company had $3.1 million in purchase commitments that extended beyond twelve months but were shorter than three years. At December 31, 2005, the company had $1.5 million in one purchase commitment that extended six years.

b.
On September 13, 2005, the company entered into a $35 million Amended Credit Agreement. This Amended Credit Agreement is committed until September 2010 and eliminated the short term portion of the prior credit facility. On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen defined benefit pension plan. On December 19, 2005, the company entered into a mortgage loan of $2.15 million and a second term loan of $2.55 million in order to purchase the Hunting Park Bakery building and land from the Defined Benefit Pension Plan.

c.	Capital lease obligation with interest at 5.7%.

There is no minimum cash contribution for the Pension Plan in 2006. The company is not expecting to make a cash contribution in 2006.

Recent Accounting Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. In April 2005, the SEC approved a new rule that makes FAS 123(R) effective for annual periods that begin after June 15, 2005. The company adopted FAS 123(R) in January 2006, and selected the modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. See Note 12 regarding the company’s election to accelerate the vesting of all outstanding, unvested stock options.

In March 2005, the FASB issued final guidance that clarifies how companies should account for conditional asset retirement obligations. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposals that are triggered by demolishing or renovating a facility). The new guidance required companies to recognize liabilities for these obligations, effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. In implementing the new guidance, a company will need to identify its conditional asset retirement obligations and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation.

In accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations, the company must recognize liabilities for obligations related to asset retirement activities in which the timing and (or) method of settlement are conditional on a future event when it can reasonably estimate the fair value of each conditional asset retirement obligation. In December 2005, the company purchased from its Pension Plan the Philadelphia production facility, which contains asbestos. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or to be demolished. The company has no current plans to demolish or perform any major renovations. The company cannot recognize a liability for the potential removal of asbestos because it cannot reasonably estimate the fair value of the obligation. The fair value cannot be determined because the company has not made any decision to retire the facility, but in the future, it would have options including selling, demolishing or abandonment. The company does not have sufficient information because the settlement date or range of potential settlement dates is not estimable at this time and therefore sufficient information is not available to apply an expected present value technique.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The company has certain floating rate debt notes. The company has hedged a portion of this risk by entering into interest rate swap contracts which fixed the interest rate for the term of the debt. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. It is expected that a one percentage point increase in interest rates for the unhedged portion would result in additional annual expense of approximately $100 thousand. The company also has notes receivable from sales distributors whose rates adjust every three years, and, therefore, would partially offset the fluctuations in the company’s interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt on the notes payable. Information on the debt, including interest rate swap and receivable notes can be found in the Notes to Consolidated Financial Statements, Notes 5 and 4, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

We have completed integrated audits of Tasty Baking Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Tasty Baking Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of (i) accounting for deferred income tax assets and liabilities, and the related income tax provision and (ii) controls over invalid general ledger journal entries and reconciliations of certain general ledger accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

1.
Accounting for Income Taxes: As of December 31, 2005, the company did not maintain effective controls over the completeness and accuracy of deferred income tax assets and liabilities, and the related tax provision. Specifically, management identified that there was insufficient historical analysis and ineffective reconciliation of deferred tax asset and liability general ledger accounts. This control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.
Controls over Invalid Journal Entries: As of December 31, 2005, the company did not maintain effective controls over the validity of general ledger journal entries. Specifically, the company has a general ledger system in which journal entries can be processed without appropriate approval. Additionally, reconciliations of the general ledger that would detect invalid journal entries were not operating effectively for certain general ledger accounts. This control deficiency resulted in adjustments, including audit adjustments, to the 2005 consolidated financial statements. In addition, this control deficiency could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Tasty Baking Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Tasty Baking Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2006

Consolidated Financial Statements

Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000’s, except per share amounts)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003
Operations
Gross sales	$277,967	$259,029	$250,648
Less discounts and allowances	(105,694)	(99,968)	(91,519)
Net sales	172,273	159,061	159,129

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	111,690	103,693	108,689
Depreciation	6,503	7,711	7,148
Selling, general and administrative	50,990	45,751	48,149
Interest expense	1,370	1,254	909
Gain on sale of routes	(97)	(75)	(1,077)
Other income, net	(922)	(1,129)	(873)
Restructure charge (income), net of reversals	71	9	(71)
	169,605	157,214	162,874
Income (loss) before provision for income taxes	2,668	1,847	(3,745)

Provision for (benefit from) income taxes:
Federal	(108)	147	(3,089)
State	33	80	709
Deferred	900	377	997
	825	604	(1,383)

Net income (loss)	$1,843	$1,243	$(2,362)

Retained Earnings

Balance, beginning of year	$22,261	$22,641	$26,622
Cash dividends paid on common shares
($0.20 per share in 2005, 2004 and 2003)	(1,632)	(1,623)	(1,619)
Balance, end of year	$22,472	$22,261	$22,641

Per share of common stock:

Net income (loss):
Basic and Diluted	$.23	$.15	$(.29)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003
Cash flows from (used for) operating activities
Net income (loss)	$1,843	$1,243	$(2,362)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	6,503	7,711	7,148
Gain on sale of routes	(97)	(75)	(1,077)
Restructure charge net of reversals	71	9	(71)
Pension and SERP expense	130	2,449	2,190
Pension contributions	(5,300)	-	-
Deferred taxes	900	377	997
Restructure payments and reclassifications	(861)	(1,347)	(2,525)
Other	(473)	(41)	(594)
Changes in assets and liabilities:
Decrease (increase) in receivables	1,728	(278)	961
Decrease (increase) in inventories	(1,060)	318	1,047
Decrease (increase) in prepayments and other	(362)	1,236	(330)
Increase (decrease) in accounts payable, accrued
payroll and other accrued liabilities	(3,198)	3,269	2,476
Net cash from (used for) operating activities	(176)	14,871	7,860

Cash flows from (used for) investing activities
Proceeds from independent sales distributor
loan repayments	4,080	3,691	3,540
Proceeds from sale of property, plant and equipment	58	82	147
Purchase of the Hunting Park Bakery	(4,700)	-	-
Purchase of property, plant and equipment	(5,896)	(9,295)	(6,676)
Loans to independent sales distributors	(3,465)	(3,785)	(3,628)
Other	(619)	(403)	(414)
Net cash used for investing activities	(10,542)	(9,710)	(7,031)

Cash flows from (used for) financing activities
Dividends paid	(1,632)	(1,623)	(1,619)
Payment of long-term debt	(3,720)	(1,467)	(1,402)
Net increase (decrease) in short-term debt	(2,069)	(2,200)	400
Additional long-term debt	16,590	2,000	-
Net increase (decrease) in book overdraft	1,685	(1,714)	1,626
Purchase of stock for treasury	(93)	(95)	-
Net cash from (used for) financing activities	10,761	(5,099)	(995)

Net increase (decrease) in cash	43	62	(166)
Cash, beginning of year	208	146	312
Cash, end of year	$251	$208	$146

Supplemental cash flow information
Cash paid (received) during the year for:
Interest	$924	$1,104	$841
Income taxes	$142	$(2,186)	$98

Noncash investing and financing activities
Capital leases	$-	$155	$2,079
Loans to independent sales distributor	$(91)	$(73)	$(1,076)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)
	Dec. 31, 2005	Dec. 25, 2004
Assets
Current assets:
Cash and cash equivalents	$251	$208
Receivables, less allowance of $3,272 and $4,848, respectively	18,389	20,049
Inventories	6,472	5,412
Deferred income taxes	2,127	3,280
Prepayments and other	1,769	1,092
Total current assets	29,008	30,041

Property, plant and equipment:
Land	1,433	1,033
Buildings and improvements	42,282	41,327
Machinery and equipment	136,392	166,449
	180,107	208,809
Less accumulated depreciation and amortization	113,859	143,774
	66,248	65,035

Other assets:
Long-term receivables from independent sales distributors	10,700	11,185
Deferred income taxes	13,251	10,337
Miscellaneous	2,100	1,792
	26,051	23,314
Total Assets	$121,307	$118,390

See accompanying notes to consolidated financial statements.

	Dec. 31, 2005	Dec. 25, 2004
Liabilities
Current liabilities:
Current obligations under capital leases	$534	$713
Notes payable, banks and current portion of long term debt	631	2,700
Book overdraft	3,482	1,797
Accounts payable	3,934	7,173
Accrued payroll and employee benefits	6,810	7,146
Reserve for restructure	247	436
Other accrued liabilities	3,734	3,307
Total current liabilities	19,372	23,272

Long-term obligations under capital leases, less current portion	534	4,159
Long-term debt	22,558	9,000
Reserve for restructure, less current portion	-	601
Accrued pensions and other liabilities	24,599	23,824
Postretirement benefits other than pensions	16,955	16,747

Total liabilities	84,018	77,603

Commitments and Contingencies

Shareholders’ Equity
Common stock, par value $0.50 per share, and entitled to one vote per share:
Authorized 15,000 shares, issued 9,116 shares	4,558	4,558
Capital in excess of par value of stock	28,910	29,292
Retained earnings	22,472	22,261
	55,940	56,111
Less:
Accumulated other comprehensive loss	6,287	2,398
Treasury stock, at cost:
983 shares and 939 shares, respectively	11,912	12,823
Stock compensation arrangements, receivables and deferrals	452	103
	37,289	40,787
Total Liabilities and Shareholders’ Equity	$121,307	$118,390

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Capital Accounts
(000’s)
	Dec. 31, 2005		Dec. 25, 2004		Dec. 27, 2003
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	9,116	$4,558	9,116	$4,558	9,116	$4,558
Balance, end of year	9,116	$4,558	9,116	$4,558	9,116	$4,558

Capital in Excess of
Par Value of Stock:
Balance, beginning of year		$29,292		$29,393		$29,433
Issuances (Terminations):
Management Stock Purchase Plan		(16)		(98)		(42)
Stock Option Plan		-		-		(7)
Restricted Stock Grant		(364)		-		-
Chairman Award		(2)		-		-
Tax benefits related to
Management Stock Purchase
Plan and Stock Option Plan		-		(3)		9
Balance, end of year		$28,910		$29,292		$29,393

Accumulated Other
Comprehensive (loss):
Balance, beginning of year		$(2,398)		$(1,236)		$-
Minimum pension liability,
net of taxes of $2,671, $810 and $723		(3,909)		(1,162)		(1,236)
Cash flow hedges,
net of taxes of $12, $0 and $0		20		-		-
Balance, end of year		$(6,287)		$(2,398)		$(1,236)

Treasury Stock:
Balance, beginning of year	(939)	$(12,823)	(1,020)	$(12,545)	(1,013)	$(12,539)
Management Stock
Purchase Plan:
Reissued	-	-	-	-	1	17
Reacquired	(3)	(23)	(20)	(183)	(8)	(75)
Net shares reissued (forfeited)
in connection with:
Chairman’s Award	1	6	-	-	-	-
Stock Option Plan	-	-	-	-	-	52
Restricted Stock Grant	(30)	1,021	112	-	-	-
Purchase of Stock for Treasury	(12)	(93)	(11)	(95)	-	-
Balance, end of year	(983)	$(11,912)	(939)	$(12,823)	(1,020)	$(12,545)

Stock Compensation Arrangements
Receivables and Deferrals:
Balance, beginning of year		$(103)		$(392)		$(549)
Common stock issued		-		-		(13)
Common stock repurchased / forfeited		240		242		93
Restricted Stock Grant		(846)		-		-
Note payments and amortization
of deferred compensation		257		47		77
Balance, end of year		$(452)		$(103)		$(392)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000’s, except share and per share amounts)
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

Concentration of Credit
The company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables. Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations. The company’s top twenty customers represent 56.1% of its 2005 net sales, 57.9% of its 2004 net sales, and 56.0% of its 2003 net sales. The company’s largest customer, Wal-Mart, represents 18.6% of the net sales in 2005, 16.3% of the net sales in 2004, and 15.2% of net sales in 2003. If any of the top twenty customers could not pay their current balance due, the company’s ability to maintain current sales levels could be adversely affected.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third-party distributors. For route area sales, the company sells to independent sales distributors who, in turn, sell to retail customers. Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor. For sales made directly to a retail customer or a third-party distributor, revenue is recognized upon receipt of the products by the retail customer or third-party distributor.

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

Cash and Cash Equivalents
The company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Book overdrafts are recorded within current liabilities. Cash flows associated with book overdrafts are classified as financing activities. During 2005, the company revised the classification for book overdrafts in the Consolidated Balance Sheet and the Consolidated Statements of Cash Flows. Book overdrafts are now presented as a financing activity. They were previously reported as an operating activity. The revised classifications have also been reflected in the comparative prior year amounts for purposes of consistency.

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

For significant projects, the company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and significant information technology development projects. The company also capitalizes interest as a component of the cost of significant construction projects.

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

In accordance with FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations, the company must recognize liabilities for obligations related to asset retirement activities in which the timing and (or) method of settlement are conditional on a future event when it can reasonably estimate the fair value of each conditional asset retirement obligation. In December 2005, the company purchased from its Pension Plan the Philadelphia production facility, which contains asbestos. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or to be demolished. The company has no current plans to demolish or perform any major renovations. The company cannot recognize a liability for the potential removal of asbestos because it cannot reasonably estimate the fair value of the obligation. The fair value cannot be determined because the company has not made any decision to retire the facility, but in the future, it would have options including selling, demolishing or abandonment. The company does not have sufficient information because the settlement date or range of potential settlement dates is not estimable at this time and therefore sufficient information is not available to apply an expected present value technique.

Marketing Costs
The company expenses marketing costs, which include advertising and consumer promotions, as incurred. Marketing costs are included as a part of selling, general and administrative expense. Total marketing expenses, including direct marketing and marketing overhead costs, totaled $3,320, $2,725, and $5,708 for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively.

Computer Software Costs
The company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 980-1, “Accounting for Costs of Computer Software Development or Obtained for Internal Use.” The majority of the company's capitalized software relates to the implementation of our ERP system.

Shipping and Handling Costs
Shipping and handling costs are included as a part of selling, general and administrative expense.

Pension Plan
The company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Dilution is the result of outstanding stock options and restricted shares.

Recent Accounting Statements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), which requires companies to expense the fair-value of employee stock options and other forms of stock-based compensation. In April 2005, the SEC approved a new rule that makes FAS 123(R) effective for annual periods that begin after June 15, 2005. The company adopted FAS 123(R) in January 2006, and selected the modified Prospective Application (MPA), without restatement of prior interim periods in the year of adoption. See Note 12 regarding the company’s election to accelerate the vesting of all outstanding, unvested stock options.

In March 2005, the FASB issued final guidance that clarifies how companies should account for conditional asset retirement obligations. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposals that are triggered by demolishing or renovating a facility). The new guidance required companies to recognize liabilities for these obligations, effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. In implementing the new guidance, a company will need to identify its conditional asset retirement obligations and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation. The company has determined that it can not reasonably estimate the fair value of any obligations at this time so no liability is being recognized.

2. Restructure Charges

From fiscal years 2001 to 2005, the company implemented several strategies that resulted in restructuring charges. These strategies were the closing of the company owned thrift stores which began in 2001, the exit from the Dutch Mill Baking facility in 2001, and the departure of certain executives as a result of the strategic changes made in 2002 with the arrival of the new CEO to the company. The specific costs and activities related to these events are outlined below.

During the fourth quarter of 2001, a strategic decision was made to exit the Dutch Mill Baking Company production facility and recognize the efficiencies related to moving the production to the company’s Oxford, PA plant. There were 19 manufacturing and four administrative positions eliminated as a result. In addition, the company made a strategic decision to exit the thrift store business. The closing affected six thrift store employees. Costs related to these events were included in a restructure charge of $1,728.

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

During the fourth quarter of 2003, the company incurred a $429 restructure charge related to specific arrangements made with senior executives who departed the company. The departure of the senior executives was the result of the continued transition from the strategic changes made in the fourth quarter of 2002 with the arrival of the new CEO to the company.

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

In the fourth quarter 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company. The company incurred a $77 restructure charge related to rent, utility and security charges for closed thrift stores that were previously underestimated. The company recognized net restructure charge reversals in 2005 of $151. In addition, the company reclassified $208 of the restructuring liability related to accrued liabilities for ongoing services to certain employees who departed the company.

RESTRUCTURE RESERVE ACTIVITY

	Lease obligations	Severance	Fixed Assets	Other	Total
Balance December 28, 2002	$2,078	$3,403	$326	$178	$5,985
2003 Restructure charges	-	429	-	-	429
2003 Reclassification of PP&E	-	-	(326)	-	(326)
2003 Reclassification of SERP	-	(683)	-	-	(683)
2003 Reversal of reserve	(500)	-	-	-	(500)
2003 Payments	(765)	(1,664)	-	(101)	(2,530)
Balance December 27, 2003	813	1,485	-	77	2,375
2004 Reversal of reserve, net of adjustments	4	-	-	5	9
2004 Payments	(410)	(893)	-	(44)	(1,347)
Balance December 25, 2004	407	592	-	38	1,037
2005 Restructure charges	-	136	-	9	145
2005 Reclassification of severance related items	-	(208)	-	-	(208)
2005 Reversal of reserve, net of adjustments	40	(151)	-	37	(74)
2005 Payments	(319)	(281)	-	(53)	(653)
Balance December 31, 2005	$128	$88	$-	$31	$247

The balance of the severance charges is expected to be paid as of March 2006 and the balance of the lease obligations and other charges are expected to be paid as of November 2006.

3. Inventories

Inventories are classified as follows:

	Dec. 31, 2005	Dec. 25, 2004
Finished goods	$1,556	$1,481
Work in progress	173	135
Raw materials and supplies	4,743	3,796
	$6,472	$5,412

4. Long-Term Receivables from Independent Sales Distributors

The company’s sales distribution routes are owned by independent sales distributors who purchased the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. Most route purchase activities involve transactions between existing and new independent sales distributors. At December 31, 2005, and December 25, 2004, interest-bearing notes receivable (based on treasury yields plus a spread) of $12,877 and $12,879, respectively are included in current and long-term receivables in the accompanying consolidated balance sheets. During 2005, the company sold three company owned routes to independent sales distributors. The gain of $97 on these sales was recognized in 2005 and notes receivable in the amount of $100 were established. During 2004, the company sold one new route to an independent sales distributor. The gain of $75 on this sale was recognized in 2004 and a note receivable in the amount of $75 was established.

5. Notes Payable and Long-Term Debt

On September 13, 2005, the company entered into an Amended Credit Agreement to replace its prior credit facility. The Amended Credit Agreement increases the commitment from $30 million to $35 million; changes the terms from secured to unsecured; extends the maturity from a three year term to a five year term expiring in September 2010; eliminates the short term portion and reduces the interest rate margins and the commitment fees charged to the Company as described in the Amended Credit Agreement. Modifications have also been made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement will be used for general corporate purposes and such other uses as permitted.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen Defined Benefit Pension Plan.

On December 19, 2005, the company also entered into a mortgage loan of $2.15 million and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the company’s Defined Benefit Pension Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

In order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five year $6 million interest rate swap on August 3, 2005, with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Also on December 21, 2005 the company entered into a ten year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

The previous credit facility effective during 2004 provided $10 million for short-term borrowings under a 364-day line and $20 million for long-term borrowings under a three year revolving line. The 364-day line contained a $6 million sub-limit for overnight borrowings and the revolving line allowed for the issuance of Standby Letters of Credit up to $6 million, which reduced the availability under the prior credit facility. Upon approval, the terms of both the 364-day line and the revolving line may have been extended for an additional 364-day or annual period, respectively. Interest rates were indexed to LIBOR or the Prime Rate based upon the company’s ratio of debt to EBITDA and rates may have changed up to 1.5% based on that ratio. Commitment fees were charged on the unused portion of the credit facility and ranged from 30 to 45 basis points based upon the same ratio used to determine interest rates. The credit facility contained restrictive covenants that required the maintenance of minimum Tangible Net Worth, limited the amount of capital expenditures and limited the ratios of EBITDA to certain fixed charges and total indebtedness. The credit facility also provided for a security interest in all unencumbered assets of the company including certain real property. As stated above, the credit facility described in this paragraph was replaced on September 13, 2005 with the Amended Credit Agreement.

On the consolidated balance sheet as of December 31, 2005, $631 is classified as the Current Portion of Long Term Debt which represents only the principal payments within the next 12 months for the mortgage loan and two term loans.

On the consolidated balance sheet as of December 25, 2004, $2,700 is classified as Notes Payable under the 364-day line of the credit facility at an interest rate of 5.42%. Notes Payable was reflected as a current liability as it fluctuates daily based on the company’s working capital requirements. The average outstanding borrowing during 2004 was $5,749. The average interest rate in 2004 was 4.79% calculated on the basis of the average daily balance. The maximum short-term borrowing at any period end was $8,100 during 2004.

On the consolidated balance sheet as of December 31, 2005, $22,558 is classified as Long Term Debt. Long Term Debt of $9,000 was outstanding at December 25, 2004. The increase in Long Term Debt in the amount of $13,558 is due to the elimination of the short term portion along with the additional mortgage loan and the term loans.

Notes payable, banks, and current portion of long term debt
consists of the following:	Dec. 31, 2005	Dec. 25, 2004
Notes payable, bank, with interest at or below the prime rate
(5.42% at December 25, 2004)	$-	$2,700
Current portion of long term debt, with interest at or below the prime rate
(6.04% at December 31, 2005)	631	-
Total notes payable, bank, and current portion long term debt	$631	$2,700

Long-term debt consists of the following:
Credit Facility, with interest at or below the prime rate
(5.64% at December 31, 2005 and 5.06% at December 25, 2004)	$13,300	$9,000
Term Loan 1, with interest at or below the prime rate
(5.77% at December 31, 2005)	4,858	-
Term Loan 2, with interest at or below the prime rate
(6.34% at December 31, 2005)	2,366	-
Mortgage Loan, with interest at or below the prime rate
(6.48% at December 31, 2005)	2,034	-
Total long-term debt	$22,558	$9,000

The aggregate amount of long-term debt maturing in each of the next five years is $631in 2006, $631 in 2007, $631 in 2008, $631 in 2009, and $19,062 in 2010.

6. Obligations under Capital Leases

Obligations under capital leases consist of the following:	Dec. 31, 2005	Dec. 25, 2004
Capital lease obligation, with interest at 11.0%, payable in
monthly installments of $47 through June 2014	$-	$3,299
Capital lease obligation, with interest at 5.7%, payable in
monthly installments of $45 through October 2007	974	1,445
Capital lease obligation, with interest at 5.7% payable in
monthly installments of $3 through February 2008	94	128
	1,068	4,872
Less current portion	534	713
	$534	$4,159

On December 20, 2005, the company purchased the Hunting Park Bakery and Land for $4.7 million from the Tasty Baking Company Pension Plan. Previously, the company was leasing the facility from the Plan under a capital lease.

7. Commitments and Contingencies

The company leases certain distribution facilities, machinery, automotive and computer equipment under noncancelable lease agreements. The company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. On December 20, 2005, the company purchased the Hunting Park Bakery and Land from the Tasty Baking Company Pension Plan for $4.7 million. Previously, the company was leasing the facility from the Plan under a capital lease. Property, plant and equipment relating to capital leases was $2,234 at December 31, 2005, and $5,965 at December 25, 2004, with accumulated amortization of $1,162 and $1,019, respectively. Depreciation and amortization of assets recorded under capital leases was $766 in 2005 and $690 in 2004.

The following is a schedule of future minimum lease payments as of December 31, 2005:

		Noncancelable
	Capital Leases	Operating Leases

2006	$581	$1,562
2007	527	771
2008	21	543
2009	-	190
2010	-	13
Later years	-	5
Total minimum lease payments	$1,129	$3,084
Less interest portion of payments	61
Present value of future minimum lease payments	$1,068

Rental expense was approximately $2,792 in 2005, $2,474 in 2004, and $2,194 in 2003.

In connection with a workers’ compensation insurance policy, the company has obtained Standby Letters of Credit in the amount of $3,650 which are required by its insurance carriers in order to guarantee future payment of claims.

The company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations and cash flows of the company. However, if one or more of such matters were determined adversely to the company, the ultimate liability arising therefrom should not be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors (representing approximately 40% of the company’s current routes), consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom should not be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

8. Defined Benefit Retirement Plans

The company maintains a partially funded noncontributory pension plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for key employees designated by the Board of Directors. There are no current employees earning benefits under the defined benefit SERP. See Note 9 for more information. Benefits under the SERP generally are based on the key employees’ years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

In December 2004, upon approval by the Board of Directors, the company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005, solely for vesting purposes pursuant to the terms of the DB Plan. Each vested participant will receive their total defined benefit pension accrued through March 26, 2005, upon retirement from the company.

As a result of the DB Plan amendment, a re-measurement occurred at November 30, 2004. The re-measurement resulted in the recognition of a pre-tax non-cash loss of $508 as of November 30, 2004, which was the amount of the unrecognized loss outside the “10% corridor,” which was 10% of the larger of the projected benefit obligation or the fair value of assets. There was also a one-time curtailment charge of $263 attributable to the recognition of the remainder of unrecognized prior service cost at November 30, 2004. The re-measurement was based on a 6.0% discount rate and actual assets of $61,076 as of November 30, 2004. As a result of the DB Plan amendment, there was a reduction of the Projected Benefit Obligation (“PBO”) of $6,718 immediately after the November 30, 2004 re-measurement, which reduced the net unrecognized loss of the plan within the corridor.

Effective March 27, 2005, the company adopted a new company funded retirement plan (the “DC Plan”) which is a defined contribution benefit that replaces the benefit provided in the DB Plan. See Note 9 in the financial statements.

Significant transactions between the company and the DB Plan that occurred during 2005 were: (1) a tax deductible cash contribution of $5.3 million made on September 13, 2005; and (2) the purchase of the company’s Hunting Park Bakery manufacturing facility (the “Bakery”) on December 20, 2005 for $4.7 million. The $5.3 million contribution was made to improve the cash funded status of the DB Plan. The purchase of the Bakery was made to reduce interest costs to the company and to further improve the funded status of the DB Plan. Prior to the purchase, the company recorded its use of the Bakery as a capital lease with the DB Plan. The purchase price of $4.7 million for the Bakery was determined by the terms of its lease agreement and exceeded the DB Plan’s book value by approximately $1.6 million. The terms of the lease agreement were drafted in 1984 to comply with specific guidelines established by the Department of Labor that permitted the continued lease of the Bakery as an exemption to ERISA’s prohibited transaction rules. Both of these transactions were funded with the proceeds of the Term Loan and Mortgage Loan.

Effective October 2004, the SERP for an active employee was converted from a defined benefit to a defined contribution plan to be consistent with the changes made to the Pension Plan. See Note 9 for more information.

The components of the DB pension, SERP, and Directors’ Retirement plans cost are summarized as follows:

	2005	2004	2003
Service cost-benefits earned during the year	$339	$1,657	$1,486
Interest cost on projected benefit obligation	4,938	5,288	5,441
Expected return on plan assets	(5,181)	(5,174)	(4,786)
Prior service cost amortization	(18)	10	(2)
Actuarial loss recognition	52	50	51
Actuarial loss recognition, in excess of corridor	-	508	-
Curtailment charge	-	263	-
SERP amendment	-	(153)	-
Net pension amount charged to income	$130	$2,449	$2,190

The following table sets forth the change in projected benefit obligation, change in plan assets, funded status of the DB pension, SERP, and Directors’ Retirement plans and net liability recognized in the company’s balance sheet at December 31, 2005, and December 25, 2004:

	2005	2004
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$85,676	$88,867
Service cost	339	1,657
Interest cost	4,938	5,288
Actuarial loss	5,874	2,249
Curtailment gain	-	(6,720)
SERP amendment	-	(153)
Benefits paid	(5,835)	(5,512)
Projected benefit obligation, end of year	$90,992	$85,676

	2005	2004
Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$85,647	$81,631
Accumulated benefit obligation, end of year	$90,954	$85,647

Change in Pension Plan Assets
Fair-value of plan assets, beginning of year	$62,113	$61,815
Actual return on plan assets	4,378	5,414
Company contribution	5,300	-
Benefits paid	(5,330)	(5,116)
Fair value of plan assets, end of year	$66,461	$62,113

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(24,531)	$(23,563)
Unrecognized actuarial loss	10,595	3,970
Unrecognized prior service cost	(63)	(81)
Net liability recognized in balance sheet end of year	$(13,999)	$(19,674)

Amounts Recognized in the Statement of Financial Position consists of:
Accrued benefit cost	$(13,999)	$(19,674)
Additional minimum liability	(10,511)	(3,931)
Intangible asset	-	-
Deferred tax effect	4,204	1,533
Accumulated other comprehensive loss	6,307	2,398
Net amount recognized, end of year	$(13,999)	$(19,674)

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 5.65% for fiscal year 2005, 5.80% for fiscal year 2004, and 6.10% for fiscal year 2003. The expected long-term rate of return on assets was 8.5% and 8.75% for fiscal years 2005 and 2004. The rate of compensation increase used to measure the projected benefit obligation was 3.5% for fiscal year 2005 and 2004. No rate of compensation increase applies to 2005 since the Plan’s participants are not accruing additional benefits after March 26, 2005. At the end of 2005, the DB Plan adopted the use of an updated mortality table for valuing the lives of its participants and determining its liabilities. This updated mortality table will continue to be used in all future actuarial valuation for the DB Plan period. Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities. On December 20, 2005, the company purchased its Philadelphia production facility from the Plan for cash of $4.7 million.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance. One of the factors that contributed to this assumption was the historical return on plan assets which has been at or above 9.0%. This assumes no benefit from manager selection strategies.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor. The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 5.65% discount rate and 8.0% expected return on assets:

	Impact on Pension Expense without Corridor Recognition	Impact on Pension Expense Recognition with Full Corridor Recognition	Impact on Projected Benefit Obligation
25 basis point decrease in discount rate	$(74)	$2,118	$2,435
25 basis point increase in discount rate	66	(2,059)	(2,361)
25 basis point decrease in return on assets assumption	160	160	-
25 basis point increase in return on assets assumption	(160)	(160)	-

As of December 31, 2005, the DB Plan’s corridor is $8,459, which is the greater of 10% of the Projected Benefit Obligation or Plan Assets of the DB Plan. This compares to unrecognized actuarial losses of $8,411 as of December 31, 2005. Therefore, the actuarial losses in excess of $48 would be charged immediately to the income statement in 2006.

Expected Cash Flows
Information about cash flows for the pension plans follows:

Employer Contributions
2006 (expected) to plan trusts	$-
2006 (expected) to plan participants	$560

The expected 2006 employer contribution to plan trusts is shown above as zero, as the company has estimated that any amounts due in 2006 will be covered by the existing credit balance in the plan and cash contribution during 2006 will not be required.

Expected Benefit Payments From:	Plan Trust	Company Assets
2006	$5,378	$560
2007	5,475	554
2008	5,600	548
2009	5,708	540
2010	5,767	525
2011-2015	29,363	2,617

Investment Strategy
The financial strategy of the DB Plan is based on the Statement of Investment Policy, which was designed by the company in corroboration with an outside investment consultant. There is a pension committee that consists of a number of the company’s employees assisted by the third party investment advisor that evaluates performance quarterly. The policy and the underlying asset allocation was created by analyzing both the current and the long-term payout stream and modeling various asset allocation scenarios around the liability data. The asset-liability analysis was used to create an investment strategy which provides the highest likelihood of generating returns sufficient to meet the payout requirements, while preserving capital in down markets and minimizing downside return volatility.

The asset allocation for the Pension Plan at the end of 2005 and 2004, and the target allocation for 2006 by asset category follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	for 2006	2005	2004
Equity securities	55%	56%	58%
Debt securities	25%	29%	22%
Real estate (Hunting Park lease)	-%	-%	5%
Tactical asset allocation	15%	11%	11%
Other	5%	4%	4%
Total	100%	100%	100%

Equity securities include Tasty Baking’s common stock which is less than 1% of plan assets at the end of 2005 and 2004. Tactical asset allocation represents an investment strategy where mutual fund managers will attempt to increase returns by changing that fund’s investment between fixed income and equity securities as market conditions warrant outlined by limits established by each fund’s prospectus.

9. Defined Contribution Retirement Plans

Effective March 27, 2005, the company adopted a new company funded retirement plan (the “DC Plan”) which is a defined contribution benefit that replaces the benefit provided in the DB Plan. In the new DC Plan, the company will make cash contributions into individual accounts for all eligible employees. These contributions will be equal to a percentage of an employee’s eligible compensation and will increase with the employee’s age and years of credited service.

Effective March 27, 2005, the company merged the Tasty Baking Company 401(k) Thrift Plan (“Thrift Plan”) and the Tasty Baking Oxford, Inc. 401(k) Savings Plan (“Oxford Plan”) into the Tasty Baking Company 401(k) and Company Funded Retirement Plan (“Retirement Plan”). All assets of the Thrift Plan and the Oxford Plan were transferred immediately after the effective date to the Retirement Plan. In the Retirement Plan, all participants will receive a company match of 50% of the first 4% contributed to the Retirement Plan which will be paid in cash. In the Retirement Plan, the waiting period for participation has been eliminated. Participants will be offered a broader array of investment choices and new target retirement date investment options. Company contributions charged against income totaled $582 in 2005.

In addition, as a replacement for the company’s DB Plan which was frozen as of March 26, 2005, the company will make weekly contributions to the Retirement Plan for all eligible employees. As noted above, these contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year. All employees will receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. Employees at March 27, 2005, who have 20 years of service or 10 years of service and 60 points received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary as of that date. The “grandfathered” contribution amount will remain constant until retirement or separation of service. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value. For 2005, $1,613 was contributed to the DC Plan for all eligible employees.

Until March 27, 2005, the Thrift Plan permitted participants to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provision of Section 401(k) of the Internal Revenue Code. After six months of employment, the company matched 100% of participant’s contributions up to a specified limit. Company contributions charged against income totaled $438 in 2004, and $467 in 2003. The Thrift Plan was administered under a Section 401(k) prototype plan. Under the Thrift Plan, the company’s contributions were invested in Tasty Baking Company common stock, and participants were able to choose from a selection of guaranteed and mutual fund options offered by Dreyfus for investment of their contributions. The company also maintained the Oxford Plan for the employees who work for its Oxford subsidiary. The Oxford Plan similar to the Thrift Plan except that the company match was contributed in cash.

Effective October 2004, the company converted the SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP to be consistent with the changes in the DC Plan. As a result of the change, $153 was transferred to the defined contribution liability from the defined benefit liability. The total defined contribution SERP expense for 2005 was $189. The total defined contribution SERP liability as of December 31, 2005, was $407. The total defined contribution SERP liability for 2004 was $218, which included $153 transferred from the defined benefit SERP.

10. Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the company also provides certain unfunded health care and life insurance programs for substantially all retired employees. These benefits are provided through contracts with insurance companies and health service providers.

Certain changes were made to the company’s postretirement benefits that resulted in a reduction of the Projected Benefit Obligation. Effective November 1, 2005, the company announced that it was amending the medical benefits paid for retirees by eliminating coverage for most post-65 retirees as of January 1, 2006. Coverage will be maintained for all pre-65 retirees and for certain post-65 retirees who had qualifying dependents that were pre-65. This change was made in response to the implementation of Medicare Part D which made non-sponsored plans financially more favorable to most post-65 retirees. Changes to retiree life insurance benefits were also simultaneously announced with the medical benefit changes effective as of January 1, 2006. Life insurance for incumbent retirees at company group rates was capped at $20 of coverage. Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 will pay age based rates for their life insurance benefit.

The net periodic postretirement benefit cost included the following components:

	2005	2004	2003
Service cost	$402	$415	$336
Interest cost	673	953	988
Net amortization and deferral	(765)	-	(130)
Total FAS 106 Net Periodic Postretirement Benefit Cost	$310	$1,368	$1,194

The following table sets forth the change in projected benefit obligation, funded status of the postretirement benefit plan and the net liability recognized in the company’s balance sheet at December 31, 2005 and December 25, 2004:

	2005	2004
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$17,581	$16,971

Service cost	402	415
Interest cost	673	953
Actuarial loss (gain)	(1,171)	401
Benefits paid	(817)	(1,159)
Change in plan provisions	(9,858)	-
Projected benefit obligation, end of year	$6,810	$17,581

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(6,810)	$(17,581)
Unrecognized prior service cost	(9,155)	-
Unrecognized net gain	(1,614)	(506)
Net liability recognized in balance sheet, end of year	$(17,579)	$(18,087)
Less current portion	624	1,340
	$(16,955)	$(16,747)

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 5.6% in 2005, 5.6% in 2004, and 5.75% in 2003, and an assumed compensation increase rate of 3.5% in 2005 and 2004.

For 2005, the health care cost trend rates are anticipated to be 12.5% for HMO-type health plans, gradually declining to 5.0% in five years and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported.

Effect of health care trend rate	2005	2004	2003
1% increase effect on accumulated benefit obligation	$279	$847	$467
1% increase effect on periodic cost	84	82	53
1% decrease effect on accumulated benefit obligation	252	750	454
1% decrease effect on periodic cost	73	72	48

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative accounting guidance was issued. Final regulations regarding the implementation of the Act were issued in 2005. After analyzing its current medical coverages for retirees and the alternative options available to them, the Company decided to forgo applying for the federal prescription drug subsidy. Further, effective with its announcement on November 1, 2005, the company amended the medical benefits it provides to retirees by eliminating medical and prescription drug coverage for most post-65 retirees as of January 1, 2006. Accordingly, since medical benefits for post-65 retirees were eliminated, the accounting expense and benefit obligations disclosed above do not reflect any reduction for expected federal prescription drug subsidies. As a result of these benefit changes, the projected benefit obligation was remeasured and the company estimates there will be a reduction in its other post-retirement benefits ("OPEB") liability of approximately $10,000, which will be amortized over future periods. In 2006, the company estimates the amortization of this liability will result in a reduction of pre-tax OPEB expense of approximately $1,200 compared to fiscal year 2005. This will be primarily a non-cash benefit.

Expected Cash Flows
Information about cash flows for the postretirement benefits other than pensions follows:

Employer Contributions
2006 (expected) to benefits providers	$624

Expected Future Benefit Payments From:	Company Assets
2006	$624
2007	664
2008	638
2009	664
2010	696
2011-2015	3,369

11. Management Stock Purchase Plan

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

For accounting purposes, the difference between the fair market value of the stock at the date of grant and the purchase price in 2003 was $6 and represented compensation. The compensation is deferred and, together with the notes receivable, is shown as a deduction from shareholders’ equity. The deferred compensation is amortized over a ten-year vesting period or the period the employees perform services, whichever is less. Unvested shares are forfeited if the employee separates from service for anything other than retirement. Amortization charged to income amounted to $13, $22, and $38, in 2005, 2004, and 2003, respectively.

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

12. Stock Compensation

On May 12, 2005, 1,500 options were granted to employees of the company under the 1997 Long Term Incentive Plan. In addition on August 1, 2005, 10,000 options were granted to two new directors under the 2003 Long Term Incentive Plan.

On October 29, 2004, 112,000 shares of the company’s common stock were granted as a Restricted Stock Award (“RSA”) to certain management employees of the company under the Tasty Baking Company 2003 Long Term Incentive Plan (the “Plan”). Under the terms of the RSA, recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSA forfeit all shares if not vested prior to separation of employment. The terms of the RSA also provide for accelerated vesting. In the event that the closing price of the company’s common stock is at least $14 for 10 consecutive trading days, the vesting for the shares will shorten to three years either on that tenth consecutive day of a $14 trading price or until the third anniversary of the RSA, whichever is later. Recipients of the RSA are permitted to vote and they receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation. In 2005, there were 30,000 shares forfeited under the RSA.

On March 27, 2003, the Board of Directors adopted the Tasty Baking Company 2003 Long Term Incentive Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting. Under the terms of the 2003 Plan, 400,000 shares were authorized for issuance. On August 7, 2003, 312,056 of the authorized shares were granted as options to employees and directors of the company. In addition on August 7, 2003, 77,434 and 11,250 options were granted to employees under the 1997 Long Term Incentive Plan and the 1994 Long Term Incentive Plan, respectively. During 2004, 30,000 shares were granted to employees and directors under the 1997 Long Term Incentive Plan and 16,000 shares were granted to employees under the 2003 Plan. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. There were 375,000 shares authorized for issuance under the 1997 Long Term Incentive Plan.

On December 16, 2005, the Company’s Board of Directors and its Compensation Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees, officers (including executive officers) and directors under the Company’s 1994, 1997 and 2003 Long Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price of December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the Company’s common stock will become exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock option, approximately 27,998 are held by directors and 114,394 are held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remain unchanged. The Company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the currently unvested options are not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting is to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," which the company adopted by January 1, 2006. As a result of the acceleration of vesting, the company expects to reduce the non-cash, pre-tax compensation expense it would otherwise be required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

Transactions involving the stock option plans are summarized as follows:

	2005		2004		2003
	Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	519	$10.89	739	$11.50	461	$12.73
Less: Exercises	-	-	-	-	-	-
Forfeitures	(65)	12.24	(261)	13.76	(105)	11.78
	454		478		356

Granted	1	7.55	41	9.66	383	10.50
Outstanding at end of year	455	$10.35	519	$10.89	739	$11.50
Options exercisable at year-end	455		206		323
Weighted-average fair value of
options granted during
the year		$2.50		$2.70		$2.19

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2005:

	Outstanding Options			Exercisable Options
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$7.55-$11.50	450	7.2	$10.27	450	$10.27
$18.31	5	2.0	$18.31	5	$18.31
	455			455

A summary of the status of options granted to the Directors by the company for the fiscal years 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	144	$11.19	139	$11.19	88	$11.43
Less: Exercises	-	-	-	-
Forfeitures	(7)	10.78
	137		139		88
Granted	10	8.65	5	10.78	51	10.78
Outstanding at end of year	147	$11.00	144	$11.19	139	$11.19
Options exercisable at year-end	147		105			88
Range of exercise prices		$8.65 to $11.60		$10.24 to $11.60		$10.78 to $11.60
Weighted-average fair value of
options granted during the year		$2.44		$2.87		$2.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions. The following assumptions were used for the 2005 employee grants and directors grants on May 12, 2005 and August 1, 2005: dividend yield of 2.68%, 2.64%, expected volatility of 41.75%, 33.95%, and risk-free interest rate of 3.87%, 4.16% and expected life of 5 years on both grants.

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

13. Capitalization of Interest Costs

The company capitalizes interest as a component of the cost of significant construction projects. The following table sets forth data relative to capitalized interest:

	2005	2004	2003
Total interest	$1,420	$1,254	$911
Less: Capitalized interest	50	-	2
Interest expense	$1,370	$1,254	$909

14. Other Income, Net

Other income, net consists of the following:

	2005	2004	2003
Interest income	$794	$789	$817
Other, net	128	340	56
	$922	$1,129	$873

15. Income Taxes

The effective tax rates were a provision of 30.9% in 2005, 32.7% in 2004 and a benefit of 36.9% in 2003. The rates differ from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision (benefit) for income taxes as follows:

	2005	2004	2003
Statutory tax provision	$908	$628	$(1,273)
State income taxes, net of
federal income tax benefit	42	(228)	(300)
Addition to (release of) tax reserves	(79)	18	(163)
Valuation allowance	-	120	286
Non-deductible expenses and other	(46)	66	67
Provision (benefit) for income taxes	$825	$604	$(1,383)

During 2005, due to the expiration of relevant statutes of limitations, the company released $104 of its tax reserves. Partially offsetting this release is a $25 increase in the tax reserve based on the 2004 tax return to provision reconciliation. During 2003, the company released $163 of its tax reserves due to enacted state tax law changes.

Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the company’s deferred income tax assets (liabilities) are as follows:

	2005	2004
Postretirement benefits other than pensions	$7,352	$7,268
Pension and employee benefit costs	10,255	9,531
Depreciation and amortization	(8,995)	(8,058)
Vacation pay	1,035	1,028
Provision for doubtful accounts	848	1,025
Restructure charge	190	502
Charitable contributions	718	429
Net operating loss carryforwards	2,963	1,057
Unused federal tax credits	256	-
Unused state tax credits	716	669
Valuation allowance	(327)	(407)
Other	367	573
Net deferred tax asset	15,378	13,617
Less: Current portion	2,127	3,280
	$13,251	$10,337

The company has recorded a deferred income tax asset of $1,460 for the benefit of state income tax loss carryforwards (“NOL’s”). These carryforwards expire in varying amounts between 2018 and 2025. The company has recorded a deferred income tax asset of $1,503 for the benefit of federal income tax NOL’s. Realization of both state and federal NOL’s is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The company has recorded a deferred income tax asset for benefits in the amount of $716 for unused state tax credits, most of which expire in varying amounts between 2006 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $327 has been established for some of the state credits that management believes will not be realized since the NOL’s must be utilized before the state credits.

16. Comprehensive Income

	2005	2004	2003
Net income (loss) as reported	$1,843	$1,243	$(2,362)

Other comprehensive income:

Current year changes in minimum pension
liability, net of $2,671, $810, and $723 income
taxes, respectively	(3,909)	(1,162)	(1,236)

Current year changes in fair value of derivative
instruments qualifying as hedges, net of $12, $0,
and $0 income taxes, respectively	20	-	-

	$(2,046)	$81	$(3,598)

17. Net Income (Loss) per Common Share

(000’s, except per share amounts)

The following is a reconciliation of the Basic and Diluted net income (loss) per common share computations:

	2005	2004	2003
Net income (loss) per common share - Basic:
Net income (loss)	$1,843	$1,243	$(2,362)
Weighted-average shares outstanding	8,056	8,085	8,098
Basic per share amount	$.23	$.15	$(.29)

Net income (loss) per common share - Diluted:
Net income (loss)	$1,843	$1,243	$(2,362)
Weighted-average shares outstanding	8,056	8,085	8,098
Dilutive options	98	34	-
Total diluted shares	8,154	8,119	8,098
Diluted per share amount	$.23	$.15	$(.29)

Dilutive options to purchase 6 shares were not included in the computation of the diluted per share amounts in 2003 because they would have an anti-dilutive effect due to the net loss.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure at a reasonable assurance level that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

The management of Tasty Baking Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2005, due to identified material weaknesses discussed below.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The company has identified the following material weaknesses as of December 31, 2005.

Accounting for Income Taxes: As of December 31, 2005, the company did not maintain effective controls over the completeness and accuracy of deferred income tax assets and liabilities, and the related tax provision. Specifically, management identified that there was insufficient historical analysis and ineffective reconciliation of deferred tax asset and liability general ledger accounts. This control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Controls over Invalid Journal Entries: As of December 31, 2005, the Company did not maintain effective controls over the validity of general ledger journal entries. Specifically, the Company has a general ledger system in which journal entries can be processed without appropriate approval. Additionally, reconciliations of the general ledger that would detect invalid journal entries were not operating effectively for certain general ledger accounts. This control deficiency resulted in adjustments, including audit adjustments, to the 2005 consolidated financial statements. In addition, this control deficiency could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Discussion on Material Weaknesses and Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2005, other than the changes in accounting for income taxes noted below, the company has not made changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

In the Form 10-K for the fiscal year ended December 25, 2004, the company identified three material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 25, 2004. These included a lack of effective controls over accounting for income taxes, payroll and spare parts inventory. A detailed description of these material weaknesses that existed as of December 25, 2004, as well as their actual and potential effect on the presentation of the company’s consolidated financial statements issued during their existence, is included in the 2004 Form 10-K.

During the first three quarters of 2005, the company implemented the following specific enhancements to our internal control over financial reporting to effectively remediate the material weaknesses in accounting for payroll and spare parts described in the 2004 Form 10-K:

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

Additional initiatives the company implemented during 2005 to improve the company’s internal control over financial reporting included the following:

•  Increased emphasis on enhanced control consciousness throughout the entire organization;

•  Staffing and training initiatives to enhance the skill base of finance and accounting personnel;

•  Reorganization of job responsibilities in finance and accounting to create a more efficient financial reporting process while improving segregation of duties;

•  Implementation of additional monitoring controls through increased documented management review of certain account reconciliations, calculations, estimates and transactions;

•  Automation of certain controls that were previously performed manually; and

•  Enhanced documentation of all key financial procedures.

During the third and fourth quarters of 2005, the company implemented the following specific enhancements to its internal control over accounting for income taxes; however, these enhancements were not sufficient to effectively remediate this material weakness effective December 31, 2005.

Accounting for Income Taxes: The company i) implemented additional monitoring controls through increased documented management review; ii) fully documented the methodology and tools for calculating and reporting tax related transactions; iii) enhanced the formality and rigor of controls for reconciliation procedures; and iv) increased use of a third party service provider for the more complex areas of the company’s income tax compliance efforts.

During 2006, the company expects to implement additional enhancements to its internal control over financial reporting related to the material weaknesses in accounting for income taxes and controls over invalid journal entries and general ledger reconciliations described above. Specifically, the company will evaluate using a third party tax accounting specialist to assist management with the details of completing the quarterly and year-end tax provision, and will enhance monthly review and approval processes for all journal entries to the general ledger and all general ledger account reconciliations.

Inherent Limitations in Internal Control Over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, risk.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10. Directors and Executive Officers

The names, ages, positions held with the company, periods of service as a director or executive officer, principal occupations, business experience and other directorships of nominees for director of the company are set forth in the Proxy Statement in the section entitled “Directors and Executive Officers,” which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “Committees of the Board of Directors,” which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Information regarding the company’s Code of Business Conduct applicable to the company’s directors, officers and employees is set forth in the section of the Proxy Statement entitled “Corporate Governance - Code of Business Conduct,” which information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the company during 2005, and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers” and “Director Attendance and Compensation - Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Information concerning ownership of the company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer, of the company during 2005 and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Principal Holders of Voting Securities,” which information is incorporated herein by reference.

Information regarding equity compensation plans is set forth in the Proxy Statement in the section entitled “Approval of the Company’s 2006 Long Term Incentive Plan-Securities Authorized for Issuance under Equity Compensation Plans,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services, and the pre-approval policy for services by the independent accounting firm, is set forth in the Proxy Statement in the sections entitled, respectively, “Fees Paid to the Independent Accounting Firm” and “Pre-Approval Policy for Services by Independent Accounting Firm,” which information is incorporated herein by reference.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

For the Fiscal Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

Item 15(a)(1).

The audited consolidated financial statements of the company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the company and its subsidiaries for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, is included on page 53 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3). Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(3)		(a)	Articles of Incorporation of company as amended and restated are incorporated herein by reference to Exhibit 3 to the Form 10-Q report of company for the 39 weeks ending September 25, 2004.

		(b)	By-laws of company, as amended and restated on October 31, 2005, are incorporated herein by reference to Exhibit 3.1 to Form 10-Q report of company for the 39 weeks ending September 24, 2005.

(10)	#	(a)
2003 Long Term Incentive Plan, effective as of March 27, 2003, is incorporated herein by reference to Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March 31, 2003.

	#	(b)
Supplemental Executive Retirement Plan, dated February 18, 1983, and amended May 15, 1987 and April 22, 1988, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of company for fiscal 1991.

	#	(c)
Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987, and April 19, 1991.

	#	(d)
Trust Agreement, dated as of November 17, 1989, between the company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of company for 1994.

	#	(e)	Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of company for fiscal 1992.

	#	(f)
1993 Replacement Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994, for the Annual Meeting of Shareholders on April 22, 1994.

	#	(g)	1994 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Form 10-K report of company for fiscal 1994.

	#	(h)
Trust Agreement, dated January 19, 1990, between the company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of company for fiscal 1995.

	#	(i)	1997 Long Term Incentive Plan is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998.

	#	(j)	Employment Agreement, dated as of August 14, 2002, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of company for 2002.

	#	(k)
Supplemental Executive Retirement Plan Agreement, dated as of October 7, 2002, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of company for 2002.

	#	(l)
Amendment to the Supplemental Executive Retirement Plan Agreement between the company and Charles P. Pizzi, dated as of August 19, 2004, is incorporated herein reference to Exhibit 10.2 to Form 10-Q report of company for the 39 weeks ending September 25, 2004.

	#	(m)
Amendment to the Employment Agreement, dated as of January 19, 2004, between the company and Charles P. Pizzi is incorporated by reference to Exhibit 10(o) to Form 10-K report of company for fiscal 2004.

	#	(n)
Amendment to the Employment Agreement, dated as of August 19, 2004, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10.1 to Form 10-Q report of company for the 39 weeks ending September 25, 2004.

	* #	(o)
Form of Amended and Restated Restricted Stock Award Agreement between the company and certain executive officers, dated March 1, 2006, amending and restating certain Restricted Stock Award Agreements, dated October 29, 2004, previously entered into pursuant to the 2003 Long Term Incentive Plan.

	#	(p)	Form of Stock Option Grant Agreement for the 1997 and 2003 Long Term Incentive Plans is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of company for fiscal 2005.

(q)
Amended and Restated Credit Agreement, dated as of September 13, 2005, between the company and PNC Bank, NA and Citizens Bank of Pennsylvania is incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2005.

(r)
Loan Agreement, dated as of September 13, 2005 between the company and Citizens Bank of Pennsylvania and Forms of Initial Term Note, Secondary Term Note and Mortgage Term Note are incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 16, 2005.

	*	(s)
Agreement of Sale and Purchase of Real Estate located at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania, dated December 19, 2005, between the company and Wachovia Bank, N.A., as Trustee of the company’s pension plan.

	* #	(t)	Form of Restricted Stock Agreement for the 1997 Long Term Incentive Plan.

	* #	(u)	Form of Restricted Stock Agreement for the 2003 Long Term Incentive Plan.

	* #	(v)	Form of Change of Control Agreement between the company and certain Executive officers

* (21)			Subsidiaries of the Company.

* (23)		(a)	Consent of Independent Registered Public Accounting Firm.

* (31)		(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (31)		(b)	Certification of David S. Marberger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (32)			Certification of Charles P. Pizzi, Chief Executive Officer, and David S. Marberger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________
* Filed or furnished herewith
# Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period
Description
Deducted from applicable assets:
Allowance for doubtful accounts:
For the fiscal year ended December 31, 2005	$4,848	$226	$1,802	$3,272
For the fiscal year ended December 25, 2004	$3,648	$1,627	$427	$4,848
For the fiscal year ended December 27, 2003	$3,606	$1,059	$1,017	$3,648

Inventory valuation reserves:
For the fiscal year ended December 31, 2005	$141	$254	$285	$110
For the fiscal year ended December 25, 2004	$232	$294	$385	$141
For the fiscal year ended December 27, 2003	$682	$300	$750	$232

Spare parts inventory reserve for obsolescence:
For the fiscal year ended December 31, 2005	$161	$21	$9	$173
For the fiscal year ended December 25, 2004	$56	$19	$(86)	$161
For the fiscal year ended December 27, 2003	$365	$396	$705	$56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

March 14, 2006	/s/ Charles P. Pizzi
Charles P. Pizzi, President and Chief Executive Officer

March 14, 2006	/s/ David S. Marberger
David S. Marberger, Senior Vice President, Chief Financial Officer and Chief Accounting Officer [Principal Financial and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board	March 14, 2006
James E. Ksansnak	and Director of Tasty
Baking Company

/s/ Charles P. Pizzi	President, Chief	March 14, 2006
Charles P. Pizzi	Executive Officer and
Director of Tasty
Baking Company
[Principal Executive Officer]

/s/ Fred C. Aldridge, Jr.	Director of Tasty	March 14, 2006
Fred C. Aldridge, Jr.	Baking Company

/s/ James C. Hellauer	Director of Tasty	March 14, 2006
James C. Hellauer	Baking Company

/s/ Ronald J. Kozich	Director of Tasty	March 14, 2006
Ronald J. Kozich	Baking Company

/s/ James E. Nevels	Director of Tasty	March 14, 2006
James E. Nevels	Baking Company

/s/ Judith M. von Seldeneck	Director of Tasty	March 14, 2006
Judith M. von Seldeneck	Baking Company

/s/ David J. West	Director of Tasty	March 14, 2006
David J. West	Baking Company

/s/ David S. Marberger	Senior Vice President	March 14, 2006
David S. Marberger	Chief Financial Officer and
Chief Accounting Officer of
Tasty Baking Company
[Principal Financial and
Accounting Officer]