Form 10-Q
period 2006-04-01
TASTY BAKING CO
filed 2006-05-11
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended April 1, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 1-5084

TASTY BAKING COMPANY
(Exact name of Company as specified in its charter)

Pennsylvania (State of Incorporation)	23-1145880 (IRS Employer Identification Number)

2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
(Address of principal executive offices including Zip Code)

215-221-8500
(Company's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐   NO ☒

There were 8,264,626 shares of Common Stock outstanding as of May 6, 2006.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	April 1, 2006	December 31, 2005
Assets
Current assets:
Cash	$207	$251
Receivables, less allowance of $3,154 and $3,272, respectively	20,396	18,389
Inventories	6,262	6,472
Deferred income taxes	2,127	2,127
Prepayments and other	1,686	1,769
Total current assets	30,678	29,008
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	42,785	42,282
Machinery and equipment	138,292	136,392
	182,510	180,107
Less accumulated depreciation	115,369	113,859
	67,141	66,248
Other assets:
Long-term receivables from independent sales distributors	10,999	10,700
Deferred income taxes	13,223	13,251
Other	2,202	2,100
	26,424	26,051
Total assets	$124,243	$121,307

Liabilities
Current liabilities:
Current obligations under capital leases	$542	$534
Notes payable, banks	631	631
Book overdraft	3,620	3,482
Accounts payable	3,967	3,934
Accrued payroll and employee benefits	6,865	6,810
Reserve for restructures	102	247
Other	3,453	3,734
Total current liabilities	19,180	19,372

Long-term obligations under capital leases, less current portion	396	534
Long-term debt	25,550	22,558
Accrued pensions and other liabilities	24,493	24,599
Postretirement benefits other than pensions	16,601	16,955
Total liabilities	86,220	84,018

Shareholders' equity
Common stock	4,558	4,558
Capital in excess of par value of stock	29,002	28,910
Retained earnings	23,019	22,472
	56,579	55,940
Less:
Accumulated other comprehensive loss	6,179	6,287
Treasury stock, at cost	12,377	11,912
Stock compensation arrangements, receivables and deferrals		452
	38,023	37,289
Total liabilities and shareholders' equity	$124,243	$121,307

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended
	April 1, 2006	March 26, 2005

Gross sales	$69,333	$65,946
Less discounts and allowances	(26,423)	(24,792)
Net sales	42,910	41,154
Costs and expenses:
Cost of sales	26,820	26,024
Depreciation	1,543	1,801
Selling, general and administrative	12,944	12,654
Interest expense	375	321
Other income, net	(300)	(238)
	41,382	40,562
Income before provision for
income taxes	1,528	592

Provision for income taxes	574	113

Net income	$954	$479

Average common shares outstanding:
Basic	8,051	8,064
Diluted	8,265	8,167

Per share of common stock:
Net income:
Basic and Diluted	$0.12	$0.06
Cash dividend	$0.05	$0.05

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Thirteen Weeks Ended
	April 1, 2006	March 26, 2005 (a )

Cash flows from (used for) operating activities
Net income	954	479
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,543	1,801
Gain on sale of routes	(48)	-
Restructure payments	(145)	(186)
Pension expense	5	84
Deferred taxes	(52)	(87)
Post retirement medical	(354)	(73)
Other	37	337
Changes in assets and liabilities:
Increase in receivables	(2,104)	(2,778)
(Increase) decrease in inventories	210	(347)
(Increase) decrease in prepayments and other	140	(24)
Increase in accrued taxes	296	-
Decrease in accounts payable, accrued
payroll and other current liabilities	(489)	(3,586)

Net cash used for operating activities	(7)	(4,380)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(2,392)	(392)
Proceeds from independent sales distributor loan repayments	1,236	1,814
Loans to independent sales distributors	(1,417)	(2,142)
Other	(57)	1

Net cash used for investing activities	(2,630)	(719)

Cash flows from (used for) financing activities
Dividends paid	(407)	(409)
Payment of long-term debt	(288)	(177)
Net increase in short-term debt	-	4,100
Additional long-term debt	3,150	1,000
Net increase in book overdraft	138	600
Purchase of treasury stock	-	(38)

Net cash from financing activities	2,593	5,076

Net decrease in cash	(44)	(23)

Cash, beginning of year	251	208

Cash, end of period	207	185

Supplemental Cash Flow Information
Cash paid (refunded) during the period for:
Interest	396	320
Income taxes	4	(47)
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

Fiscal Year
The company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal year 2006 is a 52-week year. Fiscal 2005 was a 53-week year.

Basis of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries. Inter-company transactions are eliminated.

Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of April 1, 2006 and December 31, 2005, the results of its operations for the thirteen weeks ended April 1, 2006 and March 26, 2005, and cash flows for the thirteen week period ended April 1, 2006 and March 26, 2005, respectively. These Unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company’s 2005 Form 10-K. In addition, the results of operations for the thirteen weeks ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates
Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. These estimates are made using all information available to management, and management believes that these estimates are as accurate as possible as of the dates and for the periods that the financial statements are presented. Actual amounts could differ from these estimates. Significant estimates for the company include customer discounts and allowances, collections, long-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income tax valuation.

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

Spare parts, which are recorded as property, plant and equipment, are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable and have no fair market value.

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized. The enterprise resource planning (“ERP”) system is being depreciated over five years.

Costs of major additions, replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

For significant projects, the company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and significant information technology development projects.

In accordance with SFAS No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available to the company. These assets are recorded at the lower of their book value or market value.

In accordance with FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations”, the company must recognize liabilities for obligations related to asset retirement activities in which the timing and (or) method of settlement are conditional on a future event when it can reasonably estimate the fair value of each conditional asset retirement obligation. In December 2005, the company purchased from its Pension Plan the Philadelphia production facility (“Hunting Park Bakery”), which contains asbestos. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or to be demolished. The company has no current plans to demolish or perform any major renovations. The fair value cannot be determined because the company has not made any decision to retire the facility, but in the future, it would have options including selling, demolishing or abandonment. The company cannot recognize a liability for the potential removal of asbestos because it cannot reasonably estimate the fair value of the obligation. The company does not have sufficient information because the settlement date or range of potential settlement dates is not estimable at this time and therefore sufficient information is not available to apply an expected present value technique.

Training Grants
The company receives grants from various Commonwealth of Pennsylvania agencies which reimburse the company for specific training expenses. The company records receipt of these grants as an offset to the related expense.

Marketing Costs
The company expenses marketing costs, which include advertising and consumer promotions, as incurred. Marketing costs are included as a part of selling, general and administrative expense.

Computer Software Costs
The company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Development or Obtained for Internal Use.” The majority of the company’s capitalized software relates to the implementation of the enterprise resource planning (“ERP”) and handheld computer systems.

Shipping and Handling Costs
Shipping and handling costs are included as a part of selling, general and administrative expense.

Pension Plan
The company’s funding policy for the defined benefit pension plan (the “DB Plan”) is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

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

The company amended the DB Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005 solely for vesting purposes pursuant to the terms of the DB Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005 upon retirement from the company.

Effective March 27, 2005, the company adopted a new company funded retirement plan, which is a defined contribution benefit (the “DC Plan”) that replaces the benefit provided in the DB Plan. In the new company DC Plan, the company contributes cash weekly into individual accounts for eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and increase in pre-established increments based on a combination of the employee’s age and years of credited service.

Treasury Stock
Treasury stock is stated at cost. Cost is determined by the FIFO method.

Accounting for Income Taxes
The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to be recovered or settled.

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

Share-based Compensation
The company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the company’s fiscal year 2006. The company’s consolidated financial statements as of and for the period ending April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock is equal to the ending price of Tasty Baking Company shares on the date of grant. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the company’s consolidated statements of income for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the company’s pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the company accounted for forfeitures as they occurred.

On December 16, 2005, the company’s Board of Directors and its Compensation Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the company’s employees, officers (including executive officers) and directors. All unvested stock options were “out-of-the-money” as of the closing stock price of December 16, 2005. The company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. The purpose of this accelerated vesting was to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards (SFAS) No. 123R, which the company adopted January 1, 2006.

2. Restructure Charges

From fiscal years 2001 to 2005, the company implemented several strategies that resulted in restructuring charges. In the fourth quarter 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company. Also in the fourth quarter, the company incurred a $77 restructure charge related to rent, utility and security charges for closed thrift stores that were previously underestimated and the company reclassified $208 of the restructuring liability related to accrued liabilities for ongoing services to certain employees who departed the company. The company recognized net restructure charge reversals in 2005 of $151.

RESTRUCTURE RESERVE ACTIVITY

	Lease obligations	Severance	Other	Total
Balance December 25, 2004	$407	$592	$38	$1,037
Q1 2005 Payments	(116)	(58)	(12)	(186)
Balance March 26, 2005	291	534	26	851
Q2 2005 Payments	(89)	(57)	(11)	(157)
Balance June 25, 2005	202	477	15	694
Q3 2005 Payments	(49)	(58)	(9)	(116)
Balance September 24, 2005	153	419	6	578
Q4 2005 Restructure charges	–	136	9	145
Q4 2005 Reclassification of severance related items	–	(208)	–	(208)
Q4 2005 Reversal of reserve, net of adjustments	40	(151)	37	(74)
Q4 2005 Payments	(65)	(108)	(21)	(194)
Balance December 31, 2005	128	88	31	247
2006 Payments	(54)	(88)	(3)	(145)
Balance April 1, 2006	$74	$–	$28	$102

The balance of the lease obligations and other charges are expected to be paid as of November 2006.

3. Inventories

Inventories are classified as follows:
	April 1, 2006	Dec. 31, 2005
Finished goods	$1,596	$1,556
Work in progress	157	173
Raw materials and supplies	4,509	4,743
	$6,262	$6,472

4. Credit Facility

On September 13, 2005, the company entered into an Amended and Restated Credit Agreement (Amended Credit Agreement) to replace its prior credit facility. The Amended Credit Agreement increased the commitment from $30 million to $35 million; changed the terms from secured to unsecured; extended the maturity from a three year term to a five year term expiring in September 2010; eliminated the short term portion and reduced the interest rate margins and the commitment fees charged to the company as described in the Amended Credit Agreement. Modifications were also made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement will be used for general corporate purposes and such other uses as permitted.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen DB Plan.

On December 19, 2005, the company also entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the company’s DB Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

In order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap on August 3, 2005 with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Additionally, on December 21, 2005 the company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

5. Defined Benefit Retirement Plans

The company maintains a partially funded DB Plan providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for key employees designated by the Board of Directors. At this time, none of the participants in the defined benefit SERP are employed by the company. Benefits under the SERP generally are based on the key employees’ years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

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

Effective March 27, 2005, the company adopted a new company DC Plan which is a defined contribution benefit that replaces the benefit provided in the DB Plan. See Note 6 in the financial statements.

Significant transactions between the company and the DB Plan that occurred during 2005 were: (1) a tax deductible cash contribution of $5.3 million made on September 13, 2005; and (2) the purchase of the Hunting Park Bakery on December 20, 2005 for $4.7 million. The $5.3 million contribution was made to improve the cash funded status of the DB Plan. The purchase of the Hunting Park Bakery was made to reduce interest costs to the company and to further improve the funded status of the DB Plan. Prior to the purchase, the company recorded its use of the Hunting Park Bakery as a capital lease with the DB Plan. The purchase price of $4.7 million for the Hunting Park Bakery was determined by the terms of its lease agreement and exceeded the DB Plan’s book value by approximately $1.6 million. The terms of the lease agreement were drafted in 1984 to comply with specific guidelines established by the Department of Labor that permitted the continued lease of the Hunting Park Bakery as an exemption to ERISA’s prohibited transaction rules. Both of these transactions were funded with the proceeds of the term loan and mortgage loan.

The components of the DB pension, SERP, and Directors’ Retirement plans cost are summarized as follows:

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Service cost-benefits earned during the year	$6	$131
Interest cost on projected benefit obligation	1,242	1,209
Expected return on plan assets	(1,265)	(1,266)
Prior service cost amortization	(4)	(4)
SERP amendment	26	14
Net pension amount charged to income	$5	$84

6. Defined Contribution Retirement Plans

Effective March 27, 2005, the company adopted a new DC Plan which is a defined contribution benefit that replaces the benefit provided in the DB Plan. In the new DC Plan, the company will make cash contributions into individual accounts for all eligible employees. These contributions will be equal to a percentage of an employee’s eligible compensation and will increase with the employee’s age and years of credited service.

Effective March 27, 2005, the company merged the Tasty Baking Company 401(k) Thrift Plan (“Thrift Plan”) and the Tasty Baking Oxford, Inc. 401(k) Savings Plan (“Oxford Plan”) into the Tasty Baking Company 401(k) and Company Funded Retirement Plan (“Retirement Plan”). All assets of the Thrift Plan and the Oxford Plan were transferred immediately after the effective date to the Retirement Plan. In the Retirement Plan, all participants will receive a company match of 50% of the first 4% contributed by the participant to the Retirement Plan which will be paid in cash. In the Retirement Plan, the waiting period for participation has been eliminated. Participants are offered a broader array of investment choices.

In addition, as a replacement for the company’s DB Plan which was frozen as of March 26, 2005, the company will make weekly contributions to the Retirement Plan for all eligible employees. As noted above, these contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year. All employees will receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. Employees at March 27, 2005 who have 20 years of service or 10 years of service and 60 points received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary as of that date. The “grandfathered” contribution amount will remain constant until retirement or separation of service. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value.

Until March 27, 2005, the Thrift Plan permitted participants to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provision of Section 401(k) of the Internal Revenue Code. After six months of employment, the company matched 100% of participant’s contributions up to a specified limit. The Thrift Plan was administered under a Section 401(k) prototype plan. Under the Thrift Plan, the company’s contributions were invested in Tasty Baking Company common stock, and participants were able to choose from a selection of guaranteed and mutual fund options offered by Dreyfus for investment of their contributions. The company also maintained the Oxford Plan for the employees who work for its Oxford subsidiary. The Oxford Plan was similar to the Thrift Plan except that the company match was contributed in cash.

Effective October 2004, the company converted the SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP to be consistent with the changes in the DC Plan.

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Funded retirement plan	$479	$-
Defined Contribution SERP	71	47
Net pension amount charged to income	$550	$47

7. Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the company also provides certain unfunded health care and life insurance programs for a large number of its retired employees. These benefits are provided through contracts with insurance companies and health service providers.

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

Components of net periodic postretirement benefit cost/(benefit):

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Service cost	$63	$97
Interest cost	90	202
Amortization of unrecognized prior service cost	(411)	(105)
Amortization of unrecognized gain	(29)	-
Total FAS 106 Net Periodic Postretirement Benefit Cost	$(287)	$194

Employer Contributions:

Estimated company contributions for the thirteen weeks ended April 1, 2006 are $156.

8. Stock Compensation

On March 1, 2006, 131,000 shares of the company’s common stock were granted as a Restricted Stock Award (“RSA”) to certain management employees and a director. There were 42,000 shares awarded under the Tasty Baking Company 2003 Long Term Incentive Plan (“2003 Plan”) and 89,000 shares were awarded under the Tasty Baking Company 1997 Long Term Incentive Plan (“1997 Plan”). Under the terms of the RSA, recipients will fully vest in their shares 5 years after the date of the grant date. Recipients of the RSA forfeit all shares not vested prior to separation of employment. Recipients of the RSA are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation.

On May 12, 2005, 1,500 options were granted to employees of the company under the 1997 Plan. In addition, on August 1, 2005, 10,000 options were granted to two new directors under the 2003 Plan.

On October 29, 2004, 112,000 shares of the company’s common stock were granted as a RSA to certain management employees of the company under the 2003 Plan. Under the terms of the RSA, recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSA forfeit all shares if not vested prior to separation of employment. The terms of the RSA also provide for accelerated vesting. In the event that the closing price of the company’s common stock is at least $14 for 10 consecutive trading days, the vesting for the shares will shorten to three years, effective either on the tenth consecutive day of a $14 closing price or the third anniversary of the RSA, whichever is later. Recipients of the RSA are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation. In 2005, there were 30,000 shares forfeited under the RSA.

On March 27, 2003, the Board of Directors adopted the Tasty Baking Company 2003 Plan, which was approved by shareholders at the 2003 Annual Meeting. Under the terms of the 2003 Plan, 400,000 shares were authorized for issuance. On August 7, 2003, 312,056 of the authorized shares were granted as options to employees and directors of the company. In addition on August 7, 2003, 77,434 and 11,250 options were granted to employees under the 1997 Plan and the 1994 Long Term Incentive Plan, respectively. During 2004, 30,000 shares were granted to employees and directors under the 1997 Plan and 16,000 shares were granted to employees under the 2003 Plan. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. There were 375,000 shares authorized for issuance under the 1997 Plan.

On December 16, 2005, the company’s Board of Directors and its Compensation Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the company’s employees, officers (including executive officers) and directors under the company’s 1994, 1997 and 2003 Long Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price of December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remained unchanged. The company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the then unvested options were not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting was to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," which the company adopted January 1, 2006. As a result of the acceleration of vesting, the company expects to reduce the non-cash, pre-tax compensation expense it would otherwise be required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

9. Comprehensive Income

	April 1, 2006	March 26, 2005
Net income as reported	$954	$479
Other comprehensive income:
Current year changes in fair value of derivative instruments qualifying as hedges, net of ($73), and $0 income taxes,respectively	109	-

	$1,063	$479

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share and per share amounts)

Results of Operations
All disclosures are pre-tax, unless otherwise noted.

Net income for the first quarter of 2006 was $954 or $0.12 per diluted share. Net income for the first quarter of 2005 was $479 or $0.06 per diluted share.

Sales

Net sales increased by 4.3% in the first quarter of 2006 compared to the same quarter in 2005. Gross sales increased 5.1% in the first quarter versus the same quarter a year ago driven by a price increase instituted in the first quarter 2006 offset by a 5.1% sales volume decline.

Route net sales were up 4.6% in the first quarter 2006 versus 2005, driven by improved price realization as a result of a price increase and lower promotional spending. Non-route net sales were up 3.1% for the first quarter 2006 compared to the same period in 2005. The increase was attributed to sales from new markets entered during 2005 as well as the January 2006 price increase.

Cost of Sales

Cost of sales, excluding depreciation, for the first quarter of 2006 increased by 3.1% compared to the same period a year ago. This dollar increase in cost of sales, despite the volume decline, was impacted by increased fuel oil and gas costs which increased packaging and in-bound freight expenses. As a percentage of gross sales, cost of sales decreased 0.8 percentage point to 38.7% in the first quarter 2006 from 39.5% in the first quarter of 2005.

Gross Margin

Gross margin after depreciation, was 33.9% of net sales for the first quarter of 2006 compared to 32.4% in the first quarter 2005. The 1.5 percentage point improvement resulted from the improved price realization on route net sales and a $300 decrease in depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2006 increased $290, or 2.3%, compared to the first quarter in 2005. This change is attributed to increased investment in radio and billboard marketing and increased freight and transportation costs compared to last year. These increases were partially offset during the quarter by a reduction in consulting fees and in headcount as a result of personnel changes.

Depreciation

Depreciation expense in the first quarter of 2006 decreased 14.3% compared to the same period a year ago. The higher depreciation expense in the first quarter of 2005 was impacted by the accelerated deprecation of the retired ERP system.

Non-Operating Items

Other income, net, increased by $62 in the first quarter of 2006 compared to 2005, primarily due to gain on the sale of a route.

Interest expense increased by $54 or 16.8%, in the first quarter of 2006 compared to the first quarter of 2005. This is due to increased borrowing levels resulting from the term loan and mortgage loan in the first quarter of 2006 versus the same period a year ago and higher rates of interest for unhedged portion of debt. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market. It is expected that a one percentage point increase in interest rates for the unhedged portion would result in additional quarterly expense of approximately $40, pre-tax.

On August 3, 2005, in order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Also on December 21, 2005 the company entered into a ten- year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

The effective income tax rate was 37.6% and 19.0% for the thirteen weeks ended April 1, 2006 and March 26, 2005, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective tax rate and the statutory rate is the result of adjusting estimates for certain deferred tax assets and liabilities, as well as a net increase to the company’s tax reserve, partially offset by the estimated benefits from state tax credits. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve.

Liquidity and Capital Resources

Current assets at April 1, 2006, were $30,678 compared to $29,008 at December 31, 2005, and current liabilities at April 1, 2006, were $19,180 compared to $19,372 at December 31, 2005. The increase in current assets was driven by an increase in accounts receivable due to increased sales in the first quarter of 2006 compared to 2005. Current liabilities were relatively flat.

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

On September 13, 2005, the company entered into the Amended Credit Agreement to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010 in the amount of $35 million, and it eliminated the short term portion of the prior credit facility.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen DB Plan.

On December 19, 2005, the company entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million in order to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the DB Plan.

Net cash from operating activities for the thirteen weeks ended April 1, 2006 increased by $4,373 compared to the same period in 2005.  This increase was driven by a favorable change in assets and liabilities in the first quarter of 2006 compared to the change in first quarter of 2005.  The favorable change in assets and liabilities resulted from an increase in accounts receivable that was lower than the increase in the prior year.  In addition, the first quarter of 2006 did not have a significant decrease in accounts payable as occurred in the first quarter of 2005.

Net cash used for investing activities for the thirteen weeks ended April 1, 2006 increased by $1,911 relative to the same period in 2005.  In the first quarter of 2006, there was a $2,000 increase in capital expenditures relative to the prior year for new packaging equipment installed in our production facilities.

Net cash from financing activities for the thirteen weeks ended April 1, 2006 decreased by $2,483 relative to the comparable period in 2005, driven by reduced borrowing levels for working capital as defined by the Amended Credit Agreement.

For the remainder of 2006, the company anticipates that cash flow from operations, along with the continued availability of the Amended Credit Agreement, will provide sufficient cash to meet operating and financing requirements.

Share-based Compensation

The company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the company’s fiscal year 2006. The company’s consolidated financial statements as of and for the period ending April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock is equal to the ending price of Tasty Baking Company shares on the date of grant. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the company’s consolidated statements of income for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123(R) and (ii) compensation expense for share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the effective date of SFAS 123(R), the company applied Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees” and related interpretations for the company’s stock option and restricted stock grants. In the company’s pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the company accounted for forfeitures as they occurred.

On March 1, 2006, 131,000 shares of the company’s common stock were granted as a Restricted Stock Award (“RSA”) to certain management employees and a director. There were 42,000 shares awarded under the Tasty Baking Company 2003 Long Term Incentive Plan (“2003 Plan”) and 89,000 shares were awarded under the Tasty Baking Company 1997 Long Term Incentive Plan (“1997 Plan”). Under the terms of the RSA, recipients will fully vest in their shares 5 years after the date of the grant date. Recipients of the RSA forfeit all shares not vested prior to separation of employment. Recipients of the RSA are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation. Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $76 and $65 for the three months ended April 1, 2006 and March 26, 2005, respectively.

On May 12, 2005, 1,500 options were granted to employees of the company under the 1997 Plan. In addition on August 1, 2005, 10,000 options were granted to two new directors under the 2003 Plan.

On October 29, 2004, 112,000 shares of the company’s common stock were granted as a RSA to certain management employees of the company under the 2003 Plan. Under the terms of the RSA, recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSA forfeit all shares if not vested prior to separation of employment. The terms of the RSA also provide for accelerated vesting. In the event that the closing price of the company’s common stock is at least $14 for 10 consecutive trading days, the vesting for the shares will shorten to three years, effective either on the tenth consecutive day of a $14 closing price or the third anniversary of the RSA, whichever is later. Recipients of the RSA are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation. In 2005, there were 30,000 shares forfeited under the RSA.

On March 27, 2003, the Board of Directors adopted the Tasty Baking Company 2003 Plan, which was approved by shareholders at the 2003 Annual Meeting. Under the terms of the 2003 Plan, 400,000 shares were authorized for issuance. On August 7, 2003, 312,056 of the authorized shares were granted as options to employees and directors of the company. In addition on August 7, 2003, 77,434 and 11,250 options were granted to employees under the 1997 Plan and the 1994 Long Term Incentive Plan, respectively. During 2004, 30,000 shares were granted to employees and directors under the 1997 Plan and 16,000 shares were granted to employees under the 2003 Plan. Under these grants, the options vest in three equal installments beginning on the first anniversary date with a five year retention period from the date of grant. There were 375,000 shares authorized for issuance under the 1997 Plan.

On December 16, 2005, the company’s Board of Directors and its Compensation Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the company’s employees, officers (including executive officers) and directors under the company’s 1994, 1997 and 2003 Long Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price of December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remained unchanged. The company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the then unvested options were not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting was to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," which the company adopted January 1, 2006. As a result of the acceleration of vesting, the company expects to reduce the non-cash, pre-tax compensation expense it would otherwise be required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

A summary of stock options as of April 1, 2006 is presented below:
2006
	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at Dec. 31, 2005	602	$10.51
Granted	-	-
Forfeited	(52)	$10.58
Exercised	-	-
Outstanding at April 1, 2006	550	$10.50	6.5	$1,318
Options exercisable at April 1, 2006	550	$10.50	6.5	$1,318

As of April 1, 2006, there was $0 of unrecognized compensation related to unvested stock options. For the first quarter of 2006, there were no options granted and there was no cash received from option exercises. There was no compensation expense recognized in the Consolidated Statements of Operations for stock options in the three months ended April 1, 2006.

The company recognizes expense for restricted stock using the straight-line method over the requisite service period. A summary of the restricted stock as of April 1, 2006 is presented below:

	2006
	Shares (000s)	Weighted -Average Fair Value
Nonvested at December 31, 2005	82	$8.00
Granted	131	$7.36
Forfeited	-	-
Exercised	-	-
Nonvested at April 1, 2006	213	$7.61

As of April 1, 2006, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the company. These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms. They may include comments about legal proceedings, competition within the baking industry, concentration of customers, commodity prices, manufacturing alternatives, consumer preferences, long-term receivables, inability to develop brand recognition in the company’s expanded market, production and inventory concerns, loss of one or both of the company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could effect the recognition of pension corridor expense or income, governmental regulations, legal proceedings, pension expense, protection of the company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the costs to upgrade and enhance facilities, the cost to acquire (or lease) and fit-out a new facility and relocate thereto, the cost and availability of capital to fund improvements or new facilities, the level of demand for the company’s products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the company’s 2005 Annual Report on Form 10-K, “Item 1A, Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. The company undertakes no obligation to publicly revise or update such statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the company (such as in the company’s filings with the SEC or in company press releases) on related subjects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2005 Annual Report on Form 10-K. There have been no material changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2005 year-end.

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

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of April 1, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of April 1, 2006, because of the material weaknesses in internal control over financial reporting related to (i) accounting for income taxes and (ii) controls over invalid journal entries as fully described in our Annual Report on Form 10-K for the year ended December 31, 2005.

We performed additional analysis and other post-closing procedures to provide reasonable assurance that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this report, the company has made changes in its internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting. In particular, the company implemented certain enhancements to its internal control over financial reporting related to the following material weakness described in the company’s Form 10-K for the year ended December 31, 2005:

Controls over Invalid Journal Entries: Effective March 2006, the company implemented a quarterly review by the Controller of all posted journal entries to ensure that no manual journal entries by unauthorized personnel are posted to the General Ledger. Additionally, effective February 2006, the Controller reviews every balance sheet reconciliation in detail either monthly or quarterly, per the published reconciliation schedule. These enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls.

There were no additional changes in the period covered by this report that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During 2006, the company expects to implement additional enhancements to its internal control over financial reporting related to the material weaknesses in accounting for income taxes and controls over invalid journal entries and general ledger reconciliations described in the company’s Form 10-K for the year ended December 31, 2005. Specifically, the company will evaluate using a separate third party tax accounting specialist to assist management with the details of completing the quarterly and year-end tax provision, and the company will leverage security controls within the ERP system to limit general ledger journal access.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 5. Other Information

Change of Control Agreement

As of May 11, 2006, the company entered into a change of control agreement with Mr. Laurence Weilheimer (“Executive”), who recently joined the company as General Counsel. The agreement has substantially the same terms as Exhibit 10(v) to the company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, except that Executive is entitled to receive one times his annual base salary upon a triggering event. Pursuant to this agreement, in the event that Executive’s employment is terminated (i) by the company (other than for cause) within one year following a change of control, (ii) by Executive for “good reason” within one year following a change of control, or (iii) by Executive at his election at the end of the 13th month following a change of control, Executive will be entitled to receive certain continuing compensation benefits from the company. For purposes of these agreements, “good reason” means any material change in the authority, duties and responsibilities of Executive so as to be inconsistent with his background, training and experience, or the company’s continued failure to perform its duties under the agreement in any material respect, which failure has not been cured within 20 days after written notice has been given by Executive to the company.

The compensation benefits which Executive will be entitled to receive as a result of a termination of employment in connection with a change of control as provided under the agreement include: (i) one times his annual base salary payable over 12 months, (ii) a cash bonus, payable for the first fiscal year following termination, equal to his average historical annual cash bonus (or, if no annual bonus has yet been paid to Executive, the average shall be deemed equal to 17.5% of Executive’s annual base salary) multiplied by the percentage derived by dividing the aggregate bonuses awarded to all senior executives for each such year by the average annual cash bonuses received by such senior executives in the prior five fiscal years, (iii) medical and life insurance benefits for a period of 12 months after termination, and (iv) acceleration of the vesting of all outstanding stock options, subject to any applicable shareholder approval requirement. Executive will be entitled to receive these benefits without any obligation to mitigate damages by seeking other employment. Payment of the benefits is subject to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and is conditioned upon Executive’s signing a general release in favor of the company.

The aggregate amount of the benefits payable to Executive under the agreement is subject to certain limitations. The company will not be obligated to make payments to Executive to the extent that the aggregate amount of benefits payable to Executive upon a change of control exceeds the “parachute payment” limitations under Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended. In addition, in no event shall the aggregate amount of the compensation benefits payable to Executive and all other senior executives of the company as a result of a change of control exceed three percent (3%) of the total transaction value for such change of control. In the event the aggregate amount of compensation benefits payable on a change of control would exceed such limit, the amount of benefits payable to Executive and all other senior executives will be proportionally reduced.

The agreement remains in effect until the executive’s death, disability, normal or early retirement, termination for cause, or voluntary termination of employment. The agreement expressly provides that it does not constitute a contract for future employment and that the executive’s employment shall continue to be at-will, as defined by applicable law.

Exploration of Long-Term Strategic Manufacturing Options

On May 11, 2006, Tasty Baking Company announced that the company will begin exploring long-term strategic manufacturing options. The company will evaluate various manufacturing alternatives, including upgrading the original Philadelphia bakery, enhancing use of the Oxford bakery, relocating to a new facility or a combination of these options. There can be no assurance that any change in the company’s manufacturing strategy will occur as a result of this evaluation.

Item 6. Exhibits

(a)	Exhibits:

Exhibit 10.1 - Form of Amended and Restated Restricted Stock Award Agreement between the company and certain executive officers, dated March 1, 2006, amending and restating certain Restricted Stock Award Agreements, dated October 29, 2004, previously entered into pursuant to the 2003 Long Term Incentive Plan, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2005.

Exhibit 10.2 - Form of Restricted Stock Agreement for the 1997 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 2005.

Exhibit 10.3 - Form of Restricted Stock Agreement for the 2003 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 2005.

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

TASTY BAKING COMPANY
(Company)

May 11, 2006	/s/ David S. Marberger
(Date)	DAVID S. MARBERGER
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)