Form 10-Q
period 2006-07-01
TASTY BAKING CO
filed 2006-08-07
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twenty-six weeks ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

There were 8,235,121 shares of Common Stock outstanding as of August 1, 2006.

TASTY BAKING COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	July 1, 2006 and December 31, 2005	3

	Consolidated Statements of Operations
	Thirteen and Twenty-six weeks ended July 1, 2006 and June 25, 2005	4

	Consolidated Statements of Cash Flows
	Twenty-six weeks ended July 1, 2006 and June 25, 2005	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signature		24

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	July 1, 2006	December 31, 2005
Assets
Current assets:
Cash	$140	$251
Receivables, less allowance of $2,552 and $3,272, respectively	20,389	18,389
Inventories	6,461	6,472
Deferred income taxes	2,127	2,127
Prepayments and other	1,227	1,769
Total current assets	30,344	29,008
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	42,946	42,282
Machinery and equipment	138,963	136,392
	183,342	180,107
Less accumulated depreciation	116,834	113,859
	66,508	66,248
Other assets:
Long-term receivables from independent sales distributors	11,069	10,700
Deferred income taxes	13,113	13,251
Other	2,476	2,100
	26,658	26,051
Total assets	$123,510	$121,307

Liabilities
Current liabilities:
Current obligations under capital leases	$549	$534
Notes payable, banks	631	631
Book overdraft	2,168	3,482
Accounts payable	4,614	3,934
Accrued payroll and employee benefits	7,074	6,810
Reserve for restructures	45	247
Other	4,762	3,734
Total current liabilities	19,843	19,372

Long-term obligations under capital leases, less current portion	256	534
Long-term debt	23,592	22,558
Accrued pensions and other liabilities	24,562	24,599
Postretirement benefits other than pensions	16,244	16,955
Total liabilities	84,497	84,018

Shareholders' equity
Common stock	4,558	4,558
Capital in excess of par value of stock	28,982	28,910
Retained earnings	23,742	22,472
	57,282	55,940
Less:
Accumulated other comprehensive loss	5,987	6,287
Treasury stock, at cost	12,282	11,912
Stock compensation arrangements, receivables and deferrals	—	452
Total shareholders' equity	39,013	37,289

Total liabilities and shareholders' equity	$123,510	$121,307

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Gross sales	$67,909	$69,580	$137,241	$135,526
Less discounts and allowances	(25,348)	(25,850)	(51,771)	(50,642)
Net sales	42,561	43,730	85,470	84,884
Costs and expenses:
Cost of sales	25,599	27,125	52,419	53,149
Depreciation	1,626	1,661	3,168	3,462
Selling, general and administrative	13,419	13,526	26,363	26,181
Interest expense	412	326	787	647
Other income, net	(274)	(242)	(574)	(480)
	40,782	42,396	82,163	82,959
Income before provision for
income taxes	1,779	1,334	3,307	1,925

Provision for income taxes	644	448	1,218	560

Net income	$1,135	$886	$2,089	$1,365

Average common shares outstanding:
Basic	8,052	8,056	8,052	8,060
Diluted	8,236	8,159	8,250	8,163

Per share of common stock:

Net income:
Basic	$0.14	$0.11	$0.26	$0.17
Diluted	$0.14	$0.11	$0.25	$0.17
Cash dividend	$0.05	$0.05	$0.10	$0.10

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Twenty-Six Weeks Ended
	July 1, 2006	June 25, 2005 (a)

Cash flows from (used for) operating activities
Net income	$2,089	$1,365
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	3,168	3,462
Gain on sale of routes	(6)	—
Restructure payments	(202)	(343)
Pension expense	6	167
Deferred taxes	(52)	(124)
Post retirement medical	(711)	(99)
Other	404	466
Changes in assets and liabilities:
Increase in receivables	(2,260)	(2,629)
(Increase) decrease in inventories	11	(378)
Decrease in prepayments and other	707	329
Increase in accrued taxes	914	395
Increase (decrease) in accounts payable, accrued
payroll and other current liabilities	1,058	(4,021)

Net cash provided from (used for) operating activities	5,126	(1,410)

Cash flows from (used for) investing activities
Proceeds from sale of property, plant and equipment	75	—
Purchase of property, plant and equipment	(3,683)	(1,287)
Proceeds from independent sales distributor loan repayments	2,277	2,299
Loans to independent sales distributors	(2,362)	(2,483)
Other	(183)	(90)

Net cash used for investing activities	(3,876)	(1,561)

Cash flows from (used for) financing activities
Dividends paid	(818)	(817)
Payment of long-term debt	(579)	(356)
Net increase in short-term debt	—	1,900
Additional long-term debt	1,350	1,000
Net increase (decrease) in book overdraft	(1,314)	1,345
Purchase of treasury stock	—	(93)

Net cash from (used for) financing activities	(1,361)	2,979

Net increase (decrease) in cash	(111)	8

Cash, beginning of year	251	208

Cash, end of period	$140	$216

Supplemental Cash Flow Information
Cash paid (refunded) during the period for:
Interest	$834	$320
Income taxes	$32	$(47)

(a) Amounts have been reclassified for comparative purposes.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000’s, except share and per share amounts)
All disclosures are pre-tax, unless otherwise noted.

1. Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914. It has two manufacturing facilities, one in Philadelphia, PA, and a second in Oxford, PA.

Fiscal Year
The company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal year 2006 is a 52-week year. Fiscal 2005 was a 53-week year.

Basis of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries. Inter-company transactions are eliminated.

Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of July 1, 2006 and December 31, 2005, the results of its operations for the thirteen and twenty-six weeks ended July 1, 2006 and June 25, 2005, and cash flows for the twenty-six week period ended July 1, 2006 and June 25, 2005, respectively. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company’s 2005 Form 10-K. In addition, the results of operations for the thirteen weeks and twenty-six weeks ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates
Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. These estimates are made using all information available to management, and management believes that these estimates are as accurate as possible as of the dates and for the periods that the financial statements are presented. Actual amounts could differ from these estimates. Significant estimates for the company include customer discounts and allowances, long-lived asset impairment, pension, employee insurance and postretirement plan expense, workers’ compensation expense and income tax valuation.

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

Sale of Routes
Sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories. When the company sells routes to independent sales distributors, it recognizes a gain or loss on the sale. Routes sold by the company are either existing routes that the company has previously purchased from an independent sales distributor or newly established routes in new geographies. Any gain or loss recorded by the company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. Any potential impairment of net carrying value is reserved as identified. The company recognizes gains on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the company as of the date of sale. In most cases, the company will finance a portion of the purchase price with interest bearing notes. Interest rates on the notes are based on treasury yields plus a spread. The notes require full repayment of the loan amount. The company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

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

Spare parts, which are recorded as property, plant and equipment, are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable and have no fair market value to the company.

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized. Capitalized computer hardware and software is depreciated over five years.

Costs of major additions, replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets, are expensed as incurred.

For significant projects, the company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and significant information technology development projects.

In accordance with Statement of Financial Accounting Standard No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available to the company. These assets are recorded at the lower of their book value or market value.

In accordance with Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations,” the company must recognize liabilities for obligations related to asset retirement activities in which the timing and (or) method of settlement are conditional on a future event when it can reasonably estimate the fair value of each conditional asset retirement obligation. In December 2005, the company purchased from its Pension Plan the Philadelphia production facility (the “Hunting Park Bakery”), which contains asbestos. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or to be demolished. The company has no current plans to dispose, demolish or perform any major renovations. Because the company has not made any decision to retire, sell, demolish or abandon the facility, the fair value of the conditional asset retirement obligation cannot be determined. For the same reason, the company cannot recognize a liability for the potential removal of asbestos because it cannot reasonably estimate the fair value of the obligation. The company does not have sufficient information because the settlement date or range of potential settlement dates is not estimable at this time and therefore sufficient information is not available to apply an expected present value technique.

Grants
The company receives grants from various Commonwealth of Pennsylvania agencies which reimburse the company for specific training expenses. The company records receipt of these grants as an offset to the related expense.

During the second quarter of 2006, in partnership with The Reinvestment Fund, Allegheny West Foundation, and the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the “DCED”), the company activated Project Fresh Start (the “Project”). The Project is an entrepreneurial development program that provides a unique opportunity for qualified minority entrepreneurs to purchase company distribution routes in the City of Philadelphia. The source of grant monies for this program is the DCED, and the funds are distributed directly to qualifying applicants selected by the partners in the Project. The grant monies pass through the company, and an offsetting asset and liability are recorded for the total amount of any outstanding, unearned grants.

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

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense. Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of goods sold.

Pension Plan
The company’s funding policy for the defined benefit pension plan (the “DB Plan”) is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality, and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

Effective July 26, 2006, the FASB announced that it would be amending SFAS 87 and related pronouncements for public companies effective for years ending after December 15, 2006. The details of these changes have not been finalized and when they are, the company will evaluate any impact on the financial statements.

The company amended the DB Plan to freeze benefit accruals effective March 26, 2005. Participants will be credited for service after March 26, 2005 solely for vesting purposes pursuant to the terms of the DB Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005 upon retirement from the company.

Effective March 27, 2005, the company adopted a new company funded retirement plan, which is a defined contribution benefit (the “DC Plan”) that replaces the benefit provided in the DB Plan. In the DC Plan, the company contributes cash weekly into individual accounts for eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and increase in pre-established increments based on a combination of the employee’s age and years of credited service.

Accounting for Derivative Instruments
The company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. These swap contracts are accounted for as cash flow hedges as per the criteria in SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended and interpreted. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedge asset or liability. The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations. The amount of other comprehensive income resulting from these derivatives is included in the notes to the consolidated financial statements.

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

Share-based Compensation
The company adopted SFAS 123(R), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the company’s fiscal year 2006. The company’s consolidated financial statements as of and for the period ending July 1, 2006, reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock is equal to the ending price of Tasty Baking Company shares on the date of grant. FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on the company’s historical forfeiture experience.

The company is in the process of calculating any applicable historical pool of windfall tax benefits.

Recent Accounting Statements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective January 1, 2007, for the company and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. Management is in the process of evaluating its uncertain tax positions in accordance with FIN 48.

2. Restructure Charges

From fiscal years 2001 to 2005, the company implemented several strategies that resulted in restructuring charges. In the fourth quarter 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company. Also in the fourth quarter 2005, the company incurred a $77 restructure charge related to rent, utility and security charges for closed thrift stores that were previously underestimated and the company reclassified $208 of the restructuring liability related to accrued liabilities for ongoing services to certain employees who departed the company. The company recognized net restructure charge reversals in 2005 of $151.

RESTRUCTURE RESERVE ACTIVITY

	Lease obligations	Severance	Other	Total
Balance December 25, 2004	$407	$592	$38	$1,037
2005 Restructure charges	—	136	9	145
2005 Reclassification of severance related items	—	(208)	—	(208)
2005 Reversal of reserve, net of adjustments	40	(151)	37	(74)
2005 Payments	(319)	(281)	(53)	(653)
Balance December 31, 2005	128	88	31	247
Q1 2006 Payments	(54)	(88)	(3)	(145)
Balance April 1, 2006	74	—	28	102
Q2 2006 Payments	(43)	—	(14)	(57)
Balance July 1, 2006	$31	$—	$14	$45

The balance of the lease obligations and other charges are expected to be paid as of November 2006.

3. Inventories

Inventories are classified as follows:
	July 1, 2006	Dec. 31, 2005
Finished goods	$1,287	$1,556
Work in progress	161	173
Raw materials and supplies	5,013	4,743
	$6,461	$6,472

4. Credit Facility

On September 13, 2005, the company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) to replace its prior credit facility. The Amended Credit Agreement increased the commitment from $30 million to $35 million; changed the terms from secured to unsecured; extended the maturity from a three year term to a five year term expiring in September 2010; eliminated the short term portion and reduced the interest rate margins and the commitment fees charged to the company as described in the Amended Credit Agreement. Modifications were also made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement are being used for general corporate purposes and such other uses as permitted.

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

On December 20, 2005, the company also entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the company’s DB Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

In order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap on August 3, 2005 with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Additionally, on December 21, 2005 the company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The total notional amount for all swaps is $16 million, and the LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

5. Defined Benefit Retirement Plans

The company maintains a partially funded DB Plan providing retirement benefits. Benefits under this DB Plan generally are based on the employee’s years of service and compensation during the years preceding retirement. The company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for key employees designated by the Board of Directors. At this time, none of the participants in the defined benefit SERP are employed by the company. Benefits under the SERP generally are based on the key employees’ years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

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

Significant transactions between the company and the DB Plan that occurred during 2005 were: (1) a tax deductible cash contribution of $5.3 million made on September 13, 2005; and (2) the company’s purchase of the Hunting Park Bakery from the DB Plan on December 20, 2005 for $4.7 million. The $5.3 million contribution was made to improve the cash funded status of the DB Plan. The purchase of the Hunting Park Bakery was made to reduce interest costs to the company and to further improve the funded status of the DB Plan. Prior to the purchase, the company recorded its use of the Hunting Park Bakery as a capital lease with the DB Plan. The purchase price of $4.7 million for the Hunting Park Bakery was determined by the terms of its lease agreement and exceeded the DB Plan’s book value for the asset by approximately $1.6 million. The terms of the lease agreement were drafted in 1984 to comply with specific guidelines established by the Department of Labor that permitted the continued lease of the Hunting Park Bakery as an exemption to ERISA’s prohibited transaction rules. Both of these transactions were funded with the proceeds of the term loan and mortgage loan.

The components of the DB pension, SERP, and Directors’ Retirement plans cost are summarized as follows:
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Service cost-benefits earned during the year	$6	$131	$12	$262
Interest cost on projected benefit obligation	1,242	1,209	2,484	2,418
Expected return on plan assets	(1,269)	(1,266)	(2,534)	(2,532)
Prior service cost amortization	(4)	(5)	(8)	(9)
SERP amendment	26	14	52	28
Net pension amount charged to income	$1	$83	$6	$167

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

Effective March 27, 2005, the company merged the Tasty Baking Oxford, Inc. 401(k) Savings Plan (“Oxford Plan”) into the Tasty Baking Company 401(k) Thrift Plan (“Thrift Plan”) and renamed the merged plans as the Tasty Baking Company 401(k) and Company Funded Retirement Plan (“Retirement Plan”). All assets of the Oxford Plan were transferred to the Retirement Plan immediately after the effective date of the merger. In the Retirement Plan, all participants receive a company match equal to 50% of their elective deferrals that do not exceed 4% of their compensation as defined in the Retirement Plan. In the Retirement Plan, the waiting period for participation has been eliminated. Participants are offered a broad array of investment choices.

In addition, as a replacement for the company’s DB Plan which was frozen as of March 26, 2005, the company will make weekly contributions to the Retirement Plan for all eligible employees. As noted above, these contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year. All employees will receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. In addition, all employees at March 27, 2005, who had 20 years of service, or 10 years of service and 60 points, will receive an additional weekly “grandfathered” contribution of between 1.5% and 3.5% of salary. This “grandfathered” contribution percentage is fixed as of March 27, 2005, and will be paid weekly with the regular contribution until those covered employees retire or separate from the company. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

Until March 27, 2005, the Thrift Plan permitted participants to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provision of Section 401(k) of the Internal Revenue Code. After six months of employment, the company matched 100% of participants’ contributions up to a specified limit. The Thrift Plan was administered under a Section 401(k) prototype plan. Under the Thrift Plan, the company’s contributions were invested in Tasty Baking Company common stock, and participants were able to choose from a selection of guaranteed and mutual fund options offered by Dreyfus for investment of their contributions. The company also maintained the Oxford Plan for the employees who worked for its subsidiary, Tasty Baking Oxford, Inc. The Oxford Plan was similar to the Thrift Plan except that the company match was contributed in cash.

Effective October 2004, the company converted the SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP to be consistent with the changes in the DC Plan.
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Funded retirement plan	$455	$501	$935	$501
Defined contribution SERP	71	47	142	94
Net pension amount charged to income	$526	$548	$1,077	$595

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

Components of net periodic postretirement benefit cost/(benefit):
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Service cost	$63	$122	$125	$219
Interest cost	90	163	181	365
Amortization of unrecognized prior service cost	(411)	(134)	(822)	(239)
Amortization of unrecognized gain	(29)	(25)	(59)	(25)
Total FAS 106 Net Postretirement Benefit Cost/(benefit)	$(287)	$126	$(575)	$320

Employer Contributions:
Estimated company contributions for the twenty-six weeks ended July 1, 2006 are $312.

8. Stock Compensation

On May 11, 2006, 5,000 shares of the company’s common stock were granted as a Restricted Stock Award (“RSA”) to a management employee of the company under the Tasty Baking Company 1997 Long Term Incentive Plan (“1997 Plan”). On March 24, 2006, 2,000 shares of the company’s common stock were granted as a RSA to a director. On March 1, 2006, 129,000 shares of the company’s common stock were granted as RSAs to certain management employees. With respect to these March 2006 grants, 42,000 shares were awarded under the Tasty Baking Company 2003 Long Term Incentive Plan (“2003 Plan”) and 89,000 shares were awarded under the 1997 Plan. Under the terms of each RSA, the recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSAs forfeit all shares not vested prior to separation of employment. In 2006, 20,000 shares of this grant were forfeited. Recipients of the RSAs are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation for income tax purposes.

On March 24, 2006, the Board of Directors adopted the Tasty Baking Company 2006 Long Term Incentive Plan (“2006 Plan”), which was approved by shareholders at the 2006 Annual Meeting of Shareholders. Under the terms of the 2006 Plan, 350,000 shares were authorized for issuance. On July 27, 2006, the Board approved a three-year restricted stock program. There were 250,000 shares from the 2006 Plan allocated to the program with 50,000 shares allocated to 2006 performance. Milestones were set for 2006 performance and the Compensation Committee will evaluate progress against the milestones in early 2007. It is intended that any restricted shares awarded in early 2007 will vest in 2009.

On August 1, 2005, 10,000 options were granted to two new directors under the 2003 Plan. In addition, on May 12, 2005, 1,500 options were granted to employees of the company under the 1997 Plan.

On October 29, 2004, 112,000 shares of the company’s common stock were granted as RSAs to certain management employees of the company under the 2003 Plan. Under the terms of the RSAs, recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSAs forfeit all shares if not vested prior to separation of employment. The terms of the RSAs also provide for accelerated vesting. In the event that the closing price of the company’s common stock is at least $14 for 10 consecutive trading days, the vesting for the shares will shorten to three years, effective either on the tenth consecutive day of a $14 closing price or the third anniversary of the RSAs, whichever is later. Recipients of the RSAs forfeit all shares not vested prior to separation of employment. In 2005, 30,000 shares of this grant were forfeited. In 2006, 15,000 shares of this grant were forfeited. Recipients of the RSAs are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSAs are treated as employee compensation for income tax purposes.

On December 16, 2005, the company’s Board of Directors and its Compensation Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the company’s employees, officers (including executive officers) and directors under the company’s 1994, 1997 and 2003 Long Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price on December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remained unchanged. The company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the then unvested options were not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting was to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by FAS 123(R) which the company adopted January 1, 2006. As a result of the acceleration of vesting, the company has reduced the non-cash, pre-tax compensation expense it would otherwise have been required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

Notwithstanding the vesting and termination provisions described above, under the terms of the Change of Control Agreements and Employment Agreements that the company entered into with certain executive officers, upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately. Additionally, under the terms of those agreements, in certain change of control circumstances, shares granted as RSAs may vest after termination of employment.

9. Comprehensive Income

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Net income as reported	$1,135	$886	$2,089	$1,365
Other comprehensive income:
Current year changes in fair value of derivative
instruments qualifying as hedges, net of ($128), $0
($200) and $0 income taxes, respectively (a)	191	—	300	—
	$1,326	$886	$2,389	$1,365

(a) The fair market value of the company’s interest rate swaps have increased by $500 ($300 net of $200 taxes) since December 31, 2005, due to rising interest rates.

10. Subsequent Event

On July 7, 2006, subsequent to the close of the second quarter, the company received $1.6 million from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the company’s Fox Street property on which its corporate offices and distribution center are situated (“the Property”). If Keystone exercises its option, the company would sell the Property for an additional $14.4 million in accordance with the terms of the Option Agreement. The $1.6 million option price is nonrefundable unless, in the event the option is exercised by Keystone, the company cannot or does not convey good, marketable and insurable fee simple title to the Property to Keystone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share and per share amounts)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended July 1, 2006 and June 25, 2005

Overview

Net income for the second quarter of 2006 was $1,135 or $0.14 per fully-diluted share. Net income for the second quarter of 2005 was $886 or $0.11 per fully-diluted share.

Sales

Net sales decreased by 2.7% in the second quarter of 2006 compared to the same quarter in 2005. Net sales during the second quarter of 2006 were affected by the 10.8% sales volume decline year-over-year and the mix of sales performance between route and non-route sales. Gross sales decreased 2.4% in the second quarter of 2006 versus the same quarter a year ago driven by the sales volume decline due primarily to the price increase implemented in January 2006.

Route net sales were down 3.8% in the second quarter 2006 versus 2005, driven by the volume decline. However, route sales experienced improved price realization as a result of the price increase instituted in January 2006 and lower promotional spending. Non-route net sales were up 1.0% for the second quarter 2006 compared to the same period in 2005. The increase was attributed to the price increase of January 2006 and higher sales to certain direct customers. Sales in new markets through third-party distributors increased but were partially offset by reduced distribution in existing markets and allowances in the new markets.

Cost of Sales

Cost of sales, excluding depreciation, for the second quarter of 2006 decreased by 5.6% compared to the same period a year ago on the volume decline of 10.8%. Cost of sales did not decrease in direct proportion to the sales volume percentage decline due to increased operating and packaging expenses as a result of increased fuel and energy costs.

Gross Margin

Gross margin after depreciation, was 36.0% of net sales for the second quarter of 2006 compared to 34.2% in the second quarter 2005. The 1.8 percentage point improvement resulted from the improved price realization on route net sales during the second quarter of 2006 as a result of the price increase as well as the move to higher promoted price points, which reduced the rate of promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2006 decreased $107, or 0.8%, compared to the second quarter in 2005. This change was mostly attributed to a reduction in headcount and related personnel costs along with cost control efforts in other areas. These reductions were partially offset by significant increases in transportation costs driven by higher fuel prices.

Depreciation

Depreciation expense in the second quarter of 2006 is consistent with the same period a year ago.

Non-Operating Items

Other income, net increased by $32 in the second quarter of 2006 compared to the second quarter of 2005.

Interest expense increased by $86 or 26.4%, in the second quarter of 2006 compared to the second quarter of 2005. This is due to increased borrowing levels resulting from the impact of the term loan and mortgage loan on the second quarter of 2006 versus the same period a year ago and higher rates of interest for the portion of debt not covered by swap contracts. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions in the credit market.

The effective income tax rate was 36.2% and 33.6% for the thirteen weeks ended July 1, 2006 and June 25, 2005, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective tax rate and the statutory rate is the result of adjusting estimates for certain deferred tax assets and liabilities, partially offset by the estimated benefits from state tax credits. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve.

For the Twenty-six Weeks ended July 1, 2006 and June 25, 2005

Overview

Net income for the twenty-six weeks ended July 1, 2006, was $2,089 or $0.25 per fully-diluted share. Net income for the twenty-six weeks ended June 25, 2005, was $1,365 or $0.17 per fully-diluted share.

Sales

Net sales increased by 0.7% in the twenty-six weeks ended July 1, 2006, compared to the same period in 2005. Gross sales increased 1.3% in the first twenty-six weeks of 2006 versus the same period a year ago driven by a price increase instituted in January 2006. Sales volume declined 8.0% during this period compared to a year ago.

Route net sales were up 0.3% in the first twenty-six weeks of 2006 versus 2005, reflecting the net impact of improved price realization and the related sales volume decline. Non-route net sales were up 2.0% for the first twenty-six weeks of 2006 compared to the same period in 2005. The increase was attributed to sales from new markets entered during 2005 as well as the January 2006 price increase.

Cost of Sales

Cost of sales, excluding depreciation, for the first twenty-six weeks of 2006 decreased by 1.4% compared to the same period a year ago on the volume decline of 8.0%. Cost of sales did not decrease in direct proportion to the sales volume percentage decline due to increased fuel and energy costs which increased manufacturing costs, in-bound freight expenses and packaging costs.

Gross Margin

Gross margin after depreciation, was 35.0% of net sales for the first twenty-six weeks of 2006 compared to 33.3% in the same period in 2005. The 1.7 percentage point improvement resulted primarily from the improved price realization on route net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first twenty-six weeks of 2006 increased $182, or 0.7%, compared to the same period in 2005. This change is attributed to increased investment in marketing in the first quarter 2006 and increased freight and transportation costs during the first half of 2006 compared to the same period last year. These increases were partially offset by a reduction in salaries and related personnel costs.

Depreciation

Depreciation expense in the first twenty-six weeks of 2006 decreased 8.5% compared to the same period a year ago. The higher depreciation expense in 2005 was due to the accelerated deprecation of the retired ERP system in the first quarter of 2005.

Non-Operating Items

Other income, net, increased by $94 in the first twenty-six weeks of 2006 compared to 2005, primarily due to gain on the sale of a route in the first quarter of 2006.

Interest expense increased by $140 or 19.6%, in the first twenty-six weeks of 2006 compared to the same period of 2005. This is due to increased borrowing levels resulting from the impact of the term loan and mortgage loan on the first twenty-six weeks of 2006 versus the same period a year ago, and higher rates of interest for the portion of debt not covered by swaps contracts.

The effective income tax rate was 36.8% and 29.1% for the twenty-six weeks ended July 1, 2006 and June 25, 2005, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective tax rate and the statutory rate is the result of adjusting estimates for certain deferred tax assets and liabilities, as well as a net increase to the company’s tax reserve, partially offset by the estimated benefits from state tax credits. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve.

Liquidity and Capital Resources

Current assets at July 1, 2006, were $30,344 compared to $29,008 at December 31, 2005, and current liabilities at July 1, 2006, were $19,843, relatively flat compared to $19,372 at December 31, 2005. The increase in current assets was due to a decrease in accounts receivable reserves of $610 and an increase of $1,390 in gross accounts receivable. The impact of the increase in net accounts receivable was offset by a decrease in prepayments of $542.

Subsequent to the close of the second quarter, on July 7, 2006, the company received $1.6 million from Keystone in consideration for granting Keystone an option to acquire the company’s Property on which its corporate offices and distribution center are situated. The $1.6 million received was immediately used to reduce the company’s debt under its Amended Credit Agreement.

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

On September 13, 2005, the company entered into the Amended Credit Agreement to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010, in the amount of $35 million, and it eliminated the short term portion of the prior credit facility. On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen DB Plan. On December 20, 2005, the company entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million in order to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the DB Plan.

On August 3, 2005, in order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99% respectively. Also on December 21, 2005, the company entered into a ten- year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The total notional amount for all swaps is $16 million, and the LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points. It is expected that a one percentage point increase in interest rates for the portion not covered by swaps would result in additional quarterly expense of approximately $28.

Net cash from operating activities for the twenty-six weeks ended July 1, 2006 increased by $6,536 compared to the same period in 2005.  This increase was primarily driven by a significant increase in accounts payable, accrued payroll and current liabilities compared to the same period in 2005. The accrued liability included a $1,200 increased liability for outside packaging while the comparable period in 2005 had a $3,200 decrease in accounts payable.

Net cash used for investing activities for the twenty-six weeks ended July 1, 2006 increased by $2,315 relative to the same period in 2005.  In the first twenty-six weeks of 2006, there was a $2,396 increase in capital expenditures relative to the same period in the prior year due primarily to new packaging and mixing equipment installed in the company’s production facilities.

Net cash used for financing activities for the twenty-six weeks ended July 1, 2006 decreased by $4,340 relative to the comparable period in 2005, driven by reduced borrowing levels for working capital.

For the remainder of 2006, the company anticipates that cash flow from operations, along with the continued availability of the Amended Credit Agreement, will provide sufficient cash to meet operating and financing requirements.

Share-based Compensation

Share-based compensation expense recognized in the company’s consolidated statements of income for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123(R) and (ii) compensation expense for share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). As share-based compensation expense recognized in the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the effective date of FAS 123(R), the company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for the company’s stock option and restricted stock grants. In the company’s pro-forma information required under FAS 123 for the periods prior to fiscal 2006, the company accounted for forfeitures as they occurred.

On May 11, 2006, 5,000 shares of the company’s common stock were granted as a Restricted Stock Award (“RSA”) to a management employee of the company under the Tasty Baking Company 1997 Long Term Incentive Plan (“1997 Plan”). On March 24, 2006, 2,000 shares of the company’s common stock were granted as a RSA to a director. On March 1, 2006, 129,000 shares of the company’s common stock were granted as RSAs to certain management employees. With respect to these March 2006 grants, 42,000 shares were awarded under the Tasty Baking Company 2003 Long Term Incentive Plan (“2003 Plan”) and 89,000 shares were awarded under the 1997 Plan. Under the terms of each RSA, the recipients will fully vest in their shares 5 years after the date of the grant date. Recipients of the RSAs forfeit all shares not vested prior to separation of employment. In 2006, 20,000 shares of this grant were forfeited. Recipients of the RSAs are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSA are treated as employee compensation for income tax purposes. Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $69 and $69 for the thirteen weeks ended July 1, 2006 and June 25, 2005, respectively. Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $145 and $135 for the twenty-six weeks ended July 1, 2006 and June 25, 2005, respectively.

On August 1, 2005, 10,000 options were granted to two new directors under the 2003 Plan. In addition, on May 12, 2005, 1,500 options were granted to employees of the company under the 1997 Plan.

On October 29, 2004, 112,000 shares of the company’s common stock were granted as RSAs to certain management employees of the company under the 2003 Plan. Under the terms of the RSAs, recipients will fully vest in their shares 5 years after the grant date. Recipients of the RSAs forfeit all shares if not vested prior to separation of employment. The terms of the RSAs also provide for accelerated vesting. In the event that the closing price of the company’s common stock is at least $14 for 10 consecutive trading days, the vesting for the shares will shorten to three years, effective either on the tenth consecutive day of a $14 closing price or the third anniversary of the RSAs, whichever is later. Recipients of the RSAs forfeit all shares not vested prior to separation of employment. In 2005, 30,000 shares of this grant were forfeited. In 2006, 15,000 shares of this grant were forfeited. Recipients of the RSAs are permitted to vote and receive dividends on all shares granted. According to IRS regulations, dividends paid on the RSAs are treated as employee compensation for income tax purposes.

On March 24, 2006, the Board of Directors adopted the Tasty Baking Company 2006 Long Term Incentive Plan (“2006 Plan”), which was approved by shareholders at the 2006 Annual Meeting of Shareholders. Under the terms of the 2006 Plan, 350,000 shares were authorized for issuance. On July 27, 2006, the Board approved a three-year restricted stock program. There were 250,000 shares from the 2006 Plan allocated to the program with 50,000 shares allocated to 2006 performance. Milestones were set for 2006 performance and the Compensation Committee will evaluate progress against the milestones in early 2007. It is intended that any restricted shares awarded in early 2007 will vest in 2009. The company is evaluating the potential financial impact on the 2006 financial statements for this program.

Notwithstanding the vesting and termination provisions described above, under the terms of the Change of Control Agreements and Employment Agreements that the company entered into with certain executive officers, upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately. Additionally, under the terms of those agreements, in certain change of control circumstances, shares granted as RSAs may vest after termination of employment.

A summary of stock options as of July 1, 2006 is presented below:
	2006
			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares (000s)	Exercise Price	Contractual Term	Value (000s)

Outstanding at Dec. 31, 2005	602	$10.51
Granted	—	—
Forfeited	(52)	$10.58
Exercised	—	—
Outstanding at April 1, 2006	550	$10.50	6.5	$1,318
Granted	—	—
Forfeited	(24)	$11.34
Exercised	—	—
Outstanding at July 1, 2006	526	$10.47	6.36	$1,258

Options exercisable at April 1, 2006	550	$10.50	6.5	$1,318
Options exercisable at July 1, 2006	526	$10.47	6.36	$1,258

As of July 1, 2006, there was no unrecognized compensation related to nonvested stock options. For the first twenty-six weeks of 2006, there were no options granted and there was no cash received from option exercises. There was no compensation expense recognized in the Consolidated Statements of Operations for stock options in the twenty-six weeks ended July 1, 2006.

The company recognizes expense for restricted stock using the straight-line method over the requisite service period. A summary of the restricted stock as of July 1, 2006 is presented below:
	2006
	Shares (000s)	Weighted -Average Fair Value

Nonvested at December 31, 2005	82	$8.00
Granted	131	$7.36
Forfeited	—	—
Exercised	—	—
Nonvested at April 1, 2006	213	$7.61
Granted	5	8.98
Forfeited	(35)	7.63
Exercised	—	—
Nonvested at July 1, 2006	183	$7.64

As of July 1, 2006, there was $1.0 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the company. These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms. They may include comments about legal proceedings, competition within the baking industry, concentration of customers, commodity prices, manufacturing alternatives and strategy, consumer preferences, long-term receivables, inability to develop brand recognition in the company’s expanded market, production, distribution and inventory concerns, loss of one or both of the company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could effect the recognition of pension corridor expense or income, governmental regulations, legal proceedings, protection of the company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the costs to upgrade and enhance facilities, the cost to acquire (or lease) and fit-out a new facility and relocate thereto, the cost and availability of capital to fund improvements or new facilities, the level of demand for the company’s products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the company’s 2005 Annual Report on Form 10-K, “Item 1A, Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. The company undertakes no obligation to publicly revise or update such statements, except as required by law. Readers are advised, however, to consult any additional public disclosures by the company (such as in the company’s filings with the SEC or in company press releases) on related subjects.

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

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of July 1, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of July 1, 2006, because of the material weaknesses in internal control over financial reporting related to (i) accounting for income taxes and (ii) controls over invalid journal entries as fully described in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Management performed additional analysis and other post-closing procedures to provide reasonable assurance that the company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2006 the company made changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting. In particular, the company implemented certain enhancements to its internal control over financial reporting related to the following material weakness described in the company’s Form 10-K for the fiscal year ended December 31, 2005:

Controls over Invalid Journal Entries: Effective March 2006, the company implemented a quarterly review by the Controller of all posted journal entries to ensure that no manual journal entries by unauthorized personnel are posted to the General Ledger. Additionally, effective February 2006, the Controller or Senior Manager of Accounting and Reporting reviews every balance sheet reconciliation in detail per the published reconciliation schedule. These enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls.

During the period covered by this report, the company has made changes in its internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting. In particular, the company implemented certain enhancements to its internal control over financial reporting related to the following material weakness described in the company’s Form 10-K for the fiscal year ended December 31, 2005:

Controls over Accounting for Income Taxes: Effective June 2006, the company retained an outside tax specialist to review, validate and improve the company’s tools and processes utilized to ensure compliance with SFAS 109, Accounting for Income Taxes. The tax specialist worked with the company to develop a new provision calculation model and tax balance sheet which were validated against the first quarter 2006 tax provision calculation and then utilized to generate the second quarter 2006 tax provision, notes and disclosures reported herein. The company has retained the tax specialist to provide ongoing quarterly validation of all tax related financial statement line items, notes and disclosures. These enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls.

There were no additional changes in the period covered by this report that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During 2006, the company expects to implement additional enhancements to its internal control over financial reporting related to controls over invalid journal entries and general ledger reconciliations described in the company’s Form 10-K for the fiscal year ended December 31, 2005. Specifically, the company will leverage security controls within the ERP system to limit general ledger journal access.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”) includes a discussion of certain risks and uncertainties facing us, including those risk factors that could cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q.  The new risk factor presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K.  Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our,” and “us” refer to Tasty Baking Company and its subsidiaries.

Exercise of Real Estate Option Could Adversely Affect our Operations
We entered into an option agreement that gives a third party the right to acquire our distribution center and corporate offices.  While we believe that if the option is exercised, we will be able to relocate our distribution center and corporate offices to an appropriate new facility without a material interruption in our business operations, if we are unable to do so it could have an adverse impact on our operations, sales and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company’s annual meeting of shareholders was held on May 11, 2006.

(b)	The directors elected at the meeting were:

	For	Withheld	Abstain
Ronald J. Kozich	6,726,964	361,816	—
James E. Ksansnak	6,730,507	358,273	—
Charles P. Pizzi	6,763,747	325,033	—

Other directors whose terms of office continued after the meeting were as follows: Fred C. Aldridge, Jr., Mark G. Conish, James C. Hellauer, James E. Nevels, Judith M. von Seldeneck, and David J. West.

(c)	Other matters voted upon at the meeting and the results of the votes were as follows:

				Broker
	For	Against	Abstain	Non-Votes
Approval of the Tasty Baking Company
2006 Long Term Incentive Plan	4,848,759	647,951	79,907	1,512,163

Ratification of PricewaterhouseCoopers LLP
as independent registered public accounting
firm for fiscal year ending December 30, 2006	6,912,191	131,435	451,153	—

Item 5. Other Information

In January 2005, approximately 65 maintenance employees voted to be represented by a labor union. During the second quarter 2006, a tentative collective bargaining agreement was reached which did not have a material impact on the financial results of the company.

Subsequent to the close of the second quarter, on July 7, 2006, the company received $1.6 million from Keystone in consideration for granting Keystone an option to acquire the company’s Property on which its corporate offices and distribution center are situated. If Keystone exercises its option, the company would sell the Property for an additional $14.4 million in accordance with the terms of the Option Agreement. The $1.6 million option price is nonrefundable unless, in the event the option is exercised by Keystone, the company cannot or does not convey good, marketable and insurable fee simple title to the Property to Keystone.

Item 6.       Exhibits

(a)	Exhibits:

Exhibit 10.1 - Tasty Baking Company 2006 Long Term Incentive Plan, incorporated herein by reference to Appendix A to Tasty Baking Company's definitive proxy statement for its Annual Meeting of Shareholders held on May 11, 2006.

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

August 7, 2006	/s/ David S. Marberger
(Date)	DAVID S. MARBERGER
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)