Form 10-Q
period 2006-09-30
TASTY BAKING CO
filed 2006-11-03
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES _X_    NO  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES __    NO  X_

There were 8,215,261 shares of Common Stock outstanding as of November 1, 2006.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$146	$251
Receivables, less allowance of $2,675 and $3,272, respectively	20,404	18,389
Inventories	6,479	6,472
Deferred income taxes	2,127	2,127
Prepayments and other	2,073	1,769
Total current assets	31,229	29,008
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	43,051	42,282
Machinery and equipment	139,541	136,392
	184,025	180,107
Less accumulated depreciation	118,388	113,859
	65,637	66,248
Other assets:
Long-term receivables from independent sales distributors	10,834	10,700
Deferred income taxes	13,162	13,251
Other	2,047	2,100
	26,043	26,051
Total assets	$122,909	$121,307

Liabilities
Current liabilities:
Current obligations under capital leases	$448	$534
Notes payable, banks	631	631
Book overdraft	2,879	3,482
Accounts payable	4,612	3,934
Accrued payroll and employee benefits	6,955	6,810
Reserve for restructures	25	247
Other	6,656	3,734
Total current liabilities	22,206	19,372

Long-term obligations under capital leases, less current portion	223	534
Long-term debt	21,435	22,558
Accrued pensions and other liabilities	24,571	24,599
Postretirement benefits other than pensions	15,715	16,955
Total liabilities	84,150	84,018

Shareholders' equity
Common stock	4,558	4,558
Capital in excess of par value of stock	28,978	28,910
Retained earnings	23,837	22,472
	57,373	55,940
Less:
Accumulated other comprehensive loss	6,251	6,287
Treasury stock, at cost	12,363	11,912
Stock compensation arrangements, receivables and deferrals	-	452
Total shareholders' equity	38,759	37,289

Total liabilities and shareholders' equity	$122,909	$121,307

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Gross sales	$66,033	$69,371	$203,275	$204,897
Less discounts and allowances	(24,705)	(26,947)	(76,476)	(77,588)
Net sales	41,328	42,424	126,799	127,309
Costs and expenses:
Cost of sales	26,035	28,475	78,454	81,625
Depreciation	1,633	1,444	4,801	4,906
Selling, general and administrative	12,816	12,014	39,179	38,195
Interest expense	372	334	1,159	981
Other income, net	(247)	(314)	(820)	(794)
	40,609	41,953	122,773	124,913
Income before provision for
income taxes	719	471	4,026	2,396

Provision for income taxes	213	160	1,431	720

Net income	$506	$311	$2,595	$1,676

Average common shares outstanding:
Basic	8,041	8,053	8,048	8,058
Diluted	8,224	8,156	8,242	8,161

Per share of common stock:

Net income:
Basic	$0.06	$0.04	$0.32	$0.21
Diluted	$0.06	$0.04	$0.31	$0.21
Cash dividend	$0.05	$0.05	$0.15	$0.15

See Notes to Consolidated Financial Statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000's)

	For the Thirty-Nine Weeks Ended
	September 30, 2006	September 24, 2005 (a)

Cash flows from (used for) operating activities
Net income	$2,595	$1,676
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	4,801	4,906
Gain on sale of routes	(6)	(93)
Restructure payments	(222)	(459)
Defined benefit pension (benefit) expense	(9)	95
Defined contribution pension expense	1,608	1,168
Pension contributions	-	(5,300)
Deferred taxes	50	(124)
Post retirement medical	(1,240)	18
Other	304	226
Changes in assets and liabilities:
(Increase) in receivables	(2,384)	(2,732)
(Increase) in inventories	(7)	(2,085)
(Increase) in prepayments and other	(97)	(15)
Increase in accrued taxes	1,020	546
Increase (decrease) in accounts payable, accrued
payroll and other current liabilities	(270)	(3,424)
Net cash provided from (used for) operating activities	6,143	(5,597)

Cash flows from (used for) investing activities
Proceeds from sale of property, plant and equipment	75	43
Purchase of property, plant and equipment	(4,462)	(3,135)
Proceeds from independent sales distributor loan repayments	3,179	2,991
Loans to independent sales distributors	(2,945)	(2,921)
Keystone option receipt	1,600	-
Other	(181)	(145)

Net cash used for investing activities	(2,734)	(3,167)

Cash flows from (used for) financing activities
Dividends paid	(1,230)	(1,225)
Payment of long-term debt	(1,521)	(513)
Net decrease in short-term debt	-	(2,347)
Increase in long-term debt	-	11,747
Net increase (decrease) in book overdraft	(604)	1,030
Purchase of treasury stock	(159)	(93)

Net cash from (used for) financing activities	(3,514)	8,599

Net decrease in cash	(105)	(165)

Cash, beginning of year	251	320

Cash, end of period	$146	$155

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$1,225	$950
Income taxes	$38	$79

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

Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of the company as of September 30, 2006, the results of its operations for the thirteen and thirty-nine weeks ended September 30, 2006 and September 24, 2005, and cash flows for the thirty-nine week period ended September 30, 2006 and September 24, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In addition, the results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Sale of Routes
Sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories. When the company sells routes to independent sales distributors, it recognizes a gain or loss on the sale. Routes sold by the company are either existing routes that the company has previously purchased from an independent sales distributor or newly established routes in new geographies. Any gain or loss recorded by the company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. Any potential impairment of net carrying value is reserved as identified. The company recognizes gains or losses on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the company as of the date of sale. In most cases, the company will provide financing for a portion of the purchase price with interest bearing notes. Interest rates on the notes are based on treasury yields plus a spread. The notes require full repayment of the loan amount. The company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

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

Spare parts, which are recorded as property, plant and equipment, are valued using a moving average method and are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable and have no fair market value to the company.

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Vehicles are depreciated over a range of five to ten years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset. Capitalized computer hardware and software is depreciated over five years.

Costs of major additions, replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

For significant projects, the company capitalizes interest and labor costs associated with the construction and installation of plant and equipment and significant information technology development projects.

In accordance with Statement of Financial Accounting Standard No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available to the company. These assets are recorded at the lower of their book value or fair market value.

The Financial Accounting Standards Board Interpretation 47, “Accounting for Conditional Asset Retirement Obligations,” requires the company to recognize liabilities for obligations related to asset retirement activities in which the timing and (or) method of settlement are conditional on a future event when it can reasonably estimate the fair value of each conditional asset retirement obligation. In December 2005, the company purchased from its Pension Plan the Philadelphia production facility (the “Hunting Park Bakery”), which contains asbestos. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or be demolished. The company has no current plans to dispose, demolish or perform any major renovations. Because the company has not made any decision to retire, sell, demolish or abandon the facility, the fair market value of any conditional asset retirement obligation has not been determined. For the same reason, the company cannot recognize a liability for the potential removal of asbestos because it cannot reasonably estimate the fair market value of the obligation. The company does not have sufficient information because the settlement date or range of potential settlement dates is not estimable at this time and therefore sufficient information is not available to apply an expected present value technique.

Grants
The company receives grants from various Commonwealth of Pennsylvania agencies which reimburse the company for specific training expenses. The company records receipt of these grants as an offset to the related expense.

In 2006, in partnership with The Reinvestment Fund, Allegheny West Foundation, and the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the “DCED”), the company activated Project Fresh Start (the “Project”). The Project is an entrepreneurial development program that provides a unique opportunity for qualified minority entrepreneurs to purchase distribution routes. The source of grant monies for this program is the DCED, and the funds pass through the company and are distributed to the seller of a route on behalf of the applicant and earned over time by the applicants selected by the partners in the Project. The company records an offsetting asset and liability for the total amount of any outstanding, unearned applicant grants.

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

Pension Plan
The company’s funding policy for the defined benefit (“DB”) pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

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

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”).  FAS 158 changes balance sheet accounting and requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit pension and other postretirement benefit plans. It is effective for public companies for fiscal years ending after December 15, 2006.  The company’s required adoption date for FAS 158 is its fiscal year-end, December 30, 2006. The company’s defined benefit plans consist of a DB Pension Plan, a DB Supplemental Executive Retirement Plan (“DB SERP”) and a DB Directors’ Retirement Plan (collectively the “DB Plans”). Its other postretirement benefit plans consist of postretirement health insurance and postretirement life insurance programs (the “OPEB Plans”).

The company amended the DB Pension Plan to freeze benefit accruals effective March 26, 2005. Participants are credited for service after March 26, 2005 solely for vesting purposes pursuant to the terms of the DB Pension Plan. Each vested participant will receive their total pension benefit accrued through March 26, 2005 upon retirement from the company.

Effective March 27, 2005, the company adopted a new company funded retirement plan, which is a defined contribution benefit (the “DC Plan”) that replaces the benefit provided in the DB Pension Plan. In the DC Plan, the company contributes cash weekly into individual accounts for eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and increase in pre-established increments based upon a combination of the employee’s age and years of credited service.

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

Share-based Compensation
The company adopted SFAS 123(R), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the company’s fiscal year 2006. The company’s consolidated financial statements as of and for the period ending September 30, 2006, reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

Recent Accounting Statements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective December 31, 2006, for the company and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. Management is in the process of evaluating its uncertain tax positions in accordance with FIN 48.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to address the observed diversity in quantification practices with respect to annual financial statements. SAB 108 is intended to address SEC concerns over the diversity of practices in companies’ and auditors’ quantification of financial statement misstatements.

In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods.

From a transition perspective, SAB 108 permits existing public companies to record the cumulative effect of initially applying the "dual approach" in the first year ending after November 15, 2006 by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The company is currently evaluating the impact of this staff bulletin on its financial statements and disclosures for its year ended December 30, 2006.

On September 15, 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The company will need to adopt FAS 157 in 2008. The company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 157.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”).  FAS 158 changes balance sheet accounting and requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit pension and other postretirement benefit plans. It is effective for public companies for fiscal years ending after December 15, 2006.  The company’s required adoption date for FAS 158 is its fiscal year-end, December 30, 2006.

The funded status that the company will report on its balance sheet under FAS 158 is to be measured as the difference between the fair market value of plan assets and the benefit obligation on a plan-by-plan basis. For the company’s DB Plans, the benefit obligation is the projected benefit obligation PBO.  For the OPEB Plans, the benefit obligation is the accumulated postretirement benefit obligation.  The company’s DB Plans are under-funded (DB Pension Plan) and unfunded (DB SERP and DB Directors’ Retirement Plan), and the company’s OPEB plans are unfunded.

FAS 158 requires that previously disclosed but unrecognized gains/losses, prior service costs/credits, and transition assets/obligations be recognized at adoption as a component of shareholders’ equity in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. Previously, these amounts were disclosed in the notes to the company’s financial statements. FAS 158 also requires that for each underfunded plan, an amount equal to the next 12 months’ expected benefit payments in excess of the plan's current assets be classified as current liability. The remainder is to be classified as non-current liability.

The required transition method of adoption for FAS 158 is prospective. Prior period statements will not be restated.

The company does not anticipate a significant effect on its balance sheet for its DB Plans due to the adoption of FAS 158. Unrecognized costs were reflected in AOCI at the end of 2005 in connection with the recording of an additional minimum liability. However, assuming market conditions (discount rate, rate of return and mortality assumptions) remain at the current level, FAS 158 is expected to reduce the liability recognized on the balance sheet for the company’s OPEB Plans by approximately $9 million, with a corresponding increase in AOCI, net of tax effects. Assuming an expected tax rate of 39% at December 30, 2006, the increase in AOCI is estimated to be $5 million.

The company has negotiated an amendment to the net worth covenants in its credit agreements that would eliminate any events of default resulting from the adoption of FAS 158. The company does not anticipate that it will violate any of the covenants in its credit agreements upon adoption of FAS 158.

2.   Restructure Charges

From fiscal years 2001 to 2005, the company implemented several strategies that resulted in restructuring charges. In the fourth quarter of 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company. Also in the fourth quarter of 2005, the company incurred a $77 restructure charge related to rent, utility and security charges for closed thrift stores that were previously underestimated and the company reclassified $208 of the restructuring liability related to accrued liabilities for ongoing services to certain employees who departed the company prior to 2005. The company recognized net restructure charge reversals in 2005 of $151.

RESTRUCTURE RESERVE ACTIVITY
	Lease obligations	Severance	Other	Total
Balance December 25, 2004	$407	$592	$38	$1,037
2005 Restructure charges	-	136	9	145
2005 Reclassification of severance related items	-	(208)	-	(208)
2005 Reversal of reserve, net of adjustments	40	(151)	37	(74)
2005 Payments	(319)	(281)	(53)	(653)
Balance December 31, 2005	128	88	31	247
Q1 2006 Payments	(54)	(88)	(3)	(145)
Balance April 1, 2006	74	-	28	102
Q2 2006 Payments	(43)	-	(14)	(57)
Balance July 1, 2006	31	-	14	45
Q3 2006 Payments	(19)	-	(1)	(20)
Balance September 30, 2006	$12	$-	$13	$25

The balance of the lease obligations and other charges are expected to be paid in the fourth quarter of 2006.

3.   Inventories

Inventories are classified as follows:

	Sept. 30, 2006	Dec. 31, 2005
Finished goods	$1,530	$1,556
Work in progress	175	173
Raw materials and supplies	4,774	4,743
	$6,479	$6,472

4.   Property, Plant and Equipment

In the third quarter, July 7, 2006, the company received $1.6 million from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the company’s Fox Street property on which its corporate offices and distribution center are located (the “Property”). If Keystone exercises its option, the company would sell the Property for an additional $14.4 million in accordance with the terms of the Option Agreement. The $1.6 million option price is nonrefundable unless, in the event the option is exercised by Keystone, the company cannot or does not convey good, marketable and insurable fee simple title of the Property to Keystone.

In 2006, the company announced that it will begin exploring long-term strategic manufacturing options. The company will evaluate various manufacturing alternatives, including upgrading the original Philadelphia bakery, enhancing use of the Oxford bakery, relocating to a new facility or a combination of these options. There can be no assurance that any change in the company’s manufacturing strategy will occur as a result of this evaluation.

5.   Credit Facility

On September 13, 2005, the company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) to replace its prior credit facility. The Amended Credit Agreement provides for a secured commitment in the amount of $35 million with a scheduled maturity in five years, due September 2010. It eliminated the short term portion and reduced the interest rate margins and the commitment fees charged to the company, as described in the Amended Credit Agreement. Modifications were also made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the company’s ratio of debt to EBITDA, rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement are being used for general corporate purposes and other uses as permitted.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The term loan is based upon a 15 year amortization with a scheduled maturity in five years, due September 2010. The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen DB Plan.

On December 20, 2005, the company also entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the company’s DB Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years, due December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years, due September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

In order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap on August 3, 2005 with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively. Additionally, on December 21, 2005 the company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The total notional amount for all swaps is $16 million, and the LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

The company has negotiated an amendment to its Amended Credit Agreement to permit the potential sale of its Fox Street facility and to eliminate any events of default resulting from the adoption of FAS 158 in the net worth covenants. The company does not anticipate that it will violate any provision or covenant in its credit agreements upon any sale of the Fox Street facility or the adoption of FAS 158.

6.   Defined Benefit Retirement Plans

The company maintains a partially funded DB Pension Plan providing retirement benefits. Benefits under this DB Pension Plan generally are based upon the employee’s years of service and compensation during the years preceding retirement. The company maintains an unfunded DB SERP providing retirement benefits for key employees designated by the Board of Directors. At this time, none of the participants in the DB SERP are employed by the company. Benefits under the DB SERP generally are based upon the key employees’ years of service and compensation during the years preceding retirement. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

In December 2004, upon approval by the Board of Directors, the company announced to its employees that it was amending the DB Pension Plan to freeze benefit accruals effective March 26, 2005. Participants are credited for service after March 26, 2005, solely for vesting purposes pursuant to the terms of the DB Pension Plan. Each vested participant will receive their total defined benefit pension accrued through March 26, 2005, upon retirement from the company.

Effective March 27, 2005, the company adopted a new company DC Plan which is a defined contribution benefit that replaces the benefit provided in the DB Pension Plan. See Note 7 in the financial statements.

Significant transactions between the company and the DB Pension Plan that occurred during 2005 were: (1) a tax deductible cash contribution of $5.3 million made on September 13, 2005; and (2) the company’s purchase of the Hunting Park Bakery from the DB Pension Plan on December 20, 2005 for $4.7 million. The $5.3 million contribution was made to improve the cash funded status of the DB Pension Plan. The purchase of the Hunting Park Bakery was made to reduce interest costs to the company and to further improve the funded status of the DB Pension Plan. Prior to the purchase, the company recorded its use of the Hunting Park Bakery as a capital lease with the DB Pension Plan. The purchase price of $4.7 million for the Hunting Park Bakery was determined by the terms of its lease agreement and exceeded the DB Pension Plan’s book value for the asset by approximately $1.6 million. The terms of the lease agreement were drafted in 1984 to comply with specific guidelines established by the Department of Labor that permitted the continued lease of the Hunting Park Bakery as an exemption to ERISA’s prohibited transaction rules. Both of these transactions were funded with the proceeds of the term loan and the mortgage loan.

The components of the DB Pension Plan, DB SERP, and DB Directors’ Retirement plans cost are summarized as follows:

	ThirteenWeeks Ended		Thirty-nineWeeks Ended
	9/30/06	9/24/05	9/30/06	9/24/05
Service cost-benefits earned during the year	$10	$(5)	$22	$257
Interest cost on projected benefit obligation	1,237	1,276	3,721	3,694
Expected return on plan assets	(1,277)	(1,352)	(3,811)	(3,884)
Prior service cost amortization	(4)	(5)	(12)	(13)
SERP amendment	18	13	70	41

Net DB pension amount charge/(benefit) to income	$(16)	$(73)	$(10)	$95

7.   Defined Contribution Retirement Plans

Effective March 27, 2005, the company adopted a new DC Plan which is a defined contribution benefit that replaces the benefit provided in the DB Pension Plan. In the new DC Plan, the company makes cash contributions into individual accounts for all eligible employees. These contributions are equal to a percentage of an employee’s eligible compensation and increase with the employee’s age and years of credited service.

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

In addition, as a replacement for the company’s DB Pension Plan which was frozen as of March 26, 2005, the company makes weekly contributions to the Retirement Plan for all eligible employees. As noted above, these contributions are based upon employees’ point values which are the sum of age and years of service as of January 1 each year. All eligible employees receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. In addition, all employees at March 27, 2005, who had 20 years of service, or 10 years of service and 60 points, receive an additional weekly “grandfathered” contribution of between 1.5% and 3.5% of salary. This “grandfathered” contribution percentage is fixed as of March 27, 2005, and will be paid weekly with the regular contribution until those covered employees retire or separate from the company. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

Until March 27, 2005, the Thrift Plan permitted participants to make contributions to the plan based upon a pre-tax salary reduction basis in accordance with the provision of Section 401(k) of the Internal Revenue Code. After six months of employment, the company matched 100% of participants’ contributions up to a specified limit. The Thrift Plan was administered under a Section 401(k) prototype plan. Under the Thrift Plan, the company’s contributions were invested in Tasty Baking Company common stock, and participants were able to choose from a selection of guaranteed and mutual fund options offered by Dreyfus for investment of their contributions. The company also maintained the Oxford Plan for the employees who worked for Tasty Baking Oxford, Inc. The Oxford Plan was similar to the Thrift Plan except that the company match was contributed in cash.

Effective October 2004, the company converted the SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP to be consistent with the changes in the DC Plan.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/30/06	9/24/05	9/30/06	9/24/05
Funded retirement plan	$461	$525	$1,395	$1,026
Defined contribution SERP	71	47	213	142

Net DC pension amount charged to income	$532	$572	$1,608	$1,168

8.   Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the company also provides certain unfunded health care and life insurance programs for a number of its retired employees. These benefits are provided through contracts with insurance companies and health service providers.

Certain changes were made to the company’s postretirement benefits that resulted in a reduction of the projected benefit obligation. Effective November 1, 2005, the company announced that it was amending the medical benefits paid for retirees by eliminating coverage for most post-65 retirees as of January 1, 2006. Coverage was maintained for all pre-65 retirees and for certain post-65 retirees who had qualifying dependents that were pre-65. This change was made in response to the implementation of Medicare Part D which made non-sponsored plans financially more favorable to most post-65 retirees. Changes to retiree life insurance benefits were also simultaneously announced with the medical benefit changes effective as of January 1, 2006. Life insurance for incumbent retirees at company group rates was capped at $20 of coverage. Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit.

Components of net periodic postretirement benefit cost/(benefit):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/30/06	9/24/05	9/30/06	9/24/05
Service cost	$75	$110	$200	$329
Interest cost	91	182	272	547
Amortization of unrecognized prior service cost	(550)	(119)	(1,372)	(358)
Amortization of unrecognized gain	(19)	(12)	(78)	(37)

Total FAS 106 Net Postretirement Benefit Cost/(Benefit)	$(403)	$161	$(978)	$481

Employer Contributions:
Estimated company contributions for the thirty-nine weeks ended September 30, 2006 are $253.

9.   Stock Compensation

At the 2006 Annual Meeting of Shareholders of the company held on May 11, 2006, the company's shareholders approved the Tasty Baking Company 2006 Long Term Incentive Plan (the "Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006. The aggregate number of shares reserved and available for grant under the Plan is 350,000 shares of the company’s common stock.

The Plan authorizes the Compensation Committee (the "Committee") of the Board to grant awards of stock options, stock appreciation rights, unrestricted stock, restricted stock (“RSA”) (including performance restricted stock) and performance shares to employees, directors and consultants or advisors of the company. The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the company terminates.

The company also has an active 2003 and 1997 long term incentive plan. The aggregate number of shares available for grant under the 2003 plan is 50,594 and the 1997 plan is 102,161. The terms and conditions of the 2003 and 1997 plan are generally the same as the 2006 plan. A notable difference is that the 1997 plan can award shares only to employees of the company while the 2003 plan can only award shares to employees and directors of the company.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the company’s employees, officers (including executive officers) and directors under the company’s 1994, 1997 and 2003 Long Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price on December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements remained unchanged. The company had previously imposed a five year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. These 35,000 of the then unvested options were not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting was to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by FAS 123(R) which the company adopted January 1, 2006. As a result of the acceleration of vesting, the company has reduced the non-cash, pre-tax compensation expense it would otherwise have been required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

Notwithstanding, the vesting and termination provisions described above, under the terms of the Change of Control Agreements and Employment Agreements that the company entered into with certain executive officers, upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately. Additionally, under the terms of those agreements, in certain change of control circumstances, shares granted as RSAs may vest after termination of employment.

A summary of stock options as of September 30, 2006 is presented below:

	Weighted-Average		Weighted-Average	Aggregate Intrinsic
	Shares (000s)	Exercise Price	Remaining Contractual Term	Value (000s)
Outstanding at Dec. 31, 2005	602	$10.51
Granted	-	-
Forfeited	(52)	$10.58
Exercised	-	-
Outstanding at April 1, 2006	550	$10.50	6.50	$1,318
Granted	-	-
Forfeited	(24)	$11.34
Exercised	-	-
Outstanding at July 1, 2006	526	$10.47	6.36	$1,258
Granted	-	-
Forfeited	(68)	10.11
Exercised	-	-
Outstanding at September 30, 2006	458	$10.52	6.03	$1,103

Options exercisable at April 1, 2006	550	$10.50	6.50	$1,318
Options exercisable at July 1, 2006	526	$10.47	6.36	$1,258
Options exercisable at Sept. 30, 2006	458	$10.52	6.03	$1,103

As of September 30, 2006, there was no unrecognized compensation related to nonvested stock options. For the first thirty-nine weeks of 2006, there were no options granted and there was no cash received from option exercises. Additionally, there was no compensation expense recognized in the Consolidated Statements of Operations for stock options in the thirty-nine weeks ended September 30, 2006.

The company recognizes expense for restricted stock using the straight-line method over the requisite service period. A summary of the restricted stock as of September 30, 2006 is presented below:

	Shares (000s)	Weighted -Average Fair Value
Nonvested at December 31, 2005	82	$8.00
Granted	131	$7.36
Forfeited	-	-
Exercised	-	-
Nonvested at April 1, 2006	213	$7.61
Granted	5	8.98
Forfeited	(35)	7.63
Exercised	-	-
Nonvested at July 1, 2006	183	$7.64
Granted	-
Forfeited	(1)	7.63
Exercised	-
Nonvested at September 30, 2006	182	$7.64

As of September 30, 2006, there was $930 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 3.9 years.

Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $71 and $69 for the thirteen weeks ended September 30, 2006 and September 24, 2005, respectively. Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $216 and $204 for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively.

10.   Comprehensive Income

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/30/06	9/24/05	9/30/06	9/24/05
Net income as reported	$506	$311	$2,595	$1,676

Other comprehensive income:
Current year changes in fair market value of derivative
instruments qualifying as hedges, net of ($176), ($46),
$24 and ($46) income taxes, respectively (a)	(264)	(69)	37	(69)
	$242	$242	$2,632	$1,607

(a) The fair market value of the company’s interest rate swaps have increased by $76 ($48 net of $28 taxes) since December 31, 2005, due to rising interest rates.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share and per share amounts)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended September 30, 2006 and September 24, 2005

Overview

Net income for the third quarter of 2006 was $506 or $0.06 per fully-diluted share. Net income for the third quarter of 2005 was $311 or $0.04 per fully-diluted share. Net income increased $195, or 63.0%, and earnings per share increased $0.02, or 50%, compared to the same quarter last year.

Sales

Net sales decreased by 2.6% in the third quarter of 2006 compared to the same quarter in 2005 on a volume decline of 11.0% year-over-year. The volume decline was driven by the January 2006 price increase, a shift in consumer spending and increased promotional activity by competitors. Gross sales decreased 4.8% in the third quarter of 2006 versus the same quarter a year ago driven by the sales volume decline, partially offset by the price increase.

Route net sales were down 3.2% in the third quarter 2006 versus 2005, driven by the volume decline. However, route sales experienced improved net sales realization as a result of the January 2006 list and promoted price increases.

Non-route net sales were down 0.7% for the third quarter 2006 compared to the same period a year ago. The decrease was caused by the timing of certain 2005 promotional programs with key direct customers. Sales to existing third-party distributors decreased in line with the sales volume decreases experienced in the company route markets but were partially offset by increased sales to new distributors as they expanded in new markets.

Cost of Sales

Cost of sales, excluding depreciation, for the third quarter of 2006 decreased by 8.6% compared to the same period a year ago on the sales volume decline of 11.0%. The decline was primarily driven by the volume decrease and lower salary-related costs, partially offset by the increased maintenance costs and electric and gas utility expenses. Cost of sales includes product costs, of which approximately one-third are more fixed in nature.

Gross Margin

Gross margin after depreciation, was 33.1% of net sales for the third quarter of 2006 compared to 29.5% in the third quarter of 2005. The 3.6 percentage point improvement resulted from the improved net sales realization primarily in the route market during the third quarter of 2006 as well as lower product costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2006 increased $802, or 6.7%, compared to the third quarter of 2005. This change was mostly attributed to increased marketing expense and increased transportation costs, due to higher fuel prices.

Depreciation

Depreciation expense for the third quarter of 2006 increased $189, or 13.1%, compared to the same period a year ago. The third quarter of 2005 included the benefit of the required triennial revaluations of the lease for the company’s Hunting Park bakery which reduced depreciation expense in the third quarter of 2005 by $136.

Non-Operating Items

Interest expense increased by $38 or 11.4%, in the third quarter of 2006 compared to the third quarter of 2005. This was due to increased borrowing levels resulting from the impact of the 2006 third quarter term loan and mortgage loan compared the same quarter a year ago and higher rates of interest for the portion of debt not covered by swap contracts. The company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $67 in the third quarter of 2006 compared to the third quarter of 2005.

The effective income tax rate was 29.6% and 34.0% for the thirteen weeks ended September 30, 2006 and September 24, 2005, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective tax rate and the statutory rate is the result of adjusting estimates for certain deferred tax assets and liabilities, partially offset by the estimated benefits from state tax credits. In 2005, the effective rate includes the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve.

For the Thirty-nine Weeks ended September 30, 2006 and September 24, 2005

Overview

Net income for the thirty-nine weeks ended September 30, 2006, was $2,595 or $0.31 per fully-diluted share. Net income for the thirty-nine weeks ended September 24, 2005, was $1,676 or $0.21 per fully-diluted share.

Sales

Net sales decreased by 0.4% in the thirty-nine weeks ended September 30, 2006, compared to the same period in 2005. Gross sales decreased 0.8% in the first thirty-nine weeks of 2006 versus the same period a year ago. Sales volume declined 9.0% during this period compared to a year ago driven primarily by the price increase instituted in January 2006.

Route net sales were down 0.8% in the first thirty-nine weeks of 2006 compared to the same period in 2005, reflecting the net impact of the sales volume decline offset by the improved price realization.

Non-route net sales were up 1.1% for the first thirty-nine weeks of 2006 compared to the same period in 2005. The increase was attributed to increased sales to third party distributors as they expanded sales in new markets offset by the sales volume decline.

Cost of Sales

Cost of sales, excluding depreciation, for the first thirty-nine weeks of 2006 decreased by 3.9% compared to the same period a year ago on the volume decline of 9.0%. Cost of sales did not decrease in direct proportion to the sales volume percentage decline due to increased fuel and energy costs which increased manufacturing costs, in-bound freight expenses and packaging costs.

Gross Margin

Gross margin after depreciation, was 34.3% of net sales for the first thirty-nine weeks of 2006 compared to 32.0% in the same period in 2005. The 2.3 percentage point improvement resulted primarily from the improved price realization on net sales resulting from the January 2006 price increase and lower promotional expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first thirty-nine weeks of 2006 increased $984, or 2.6%, compared to the same period in 2005. This change is attributed to an increased investment in marketing in the first and third quarters of 2006 compared to the same period of 2005 and increased freight and transportation costs. These increases were partially offset by a reduction of salary expense and related personnel costs.

Depreciation

Depreciation expense in the first thirty-nine weeks of 2006 decreased 2.1% compared to the same period a year ago. The higher depreciation expense in 2005 was due to the accelerated deprecation of the retired ERP system in the first quarter of 2005 offset by the required triennial revaluation of the lease for the Hunting Park facility, which reduced depreciation expense in the third quarter of 2005.

Non-Operating Items

Interest expense increased by $178 or 18.1%, in the first thirty-nine weeks of 2006 compared to the same period of 2005. This is due to increased borrowing levels resulting from the impact of the term loan and the mortgage loan on the first thirty-nine weeks of 2006 versus the same period a year ago, and higher rates of interest for the portion of debt not covered by the interest rate swaps contracts.

Other income, net, increased by $26 in the first thirty-nine weeks of 2006 compared to the same period in 2005, primarily due to the gain on the sale of a route in the first quarter of 2006.

The effective income tax rate was 35.5% and 30.1% for the thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective tax rate and the statutory rate is the result of adjusting estimates for certain deferred tax assets and liabilities, as well as a net increase of the company’s tax reserve, partially offset by the estimated benefits from state tax credits. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as the state tax credits and the net reversal of a portion of the company’s tax reserve.

Liquidity and Capital Resources

Current assets at September 30, 2006, were $31,229 compared to $29,008 at December 31, 2005, and current liabilities at September 30, 2006, were $22,206, compared to $19,372 at December 31, 2005. The increase in current assets was driven by a net increase in accounts receivable of $2,015 as well as an increase in prepayments of $304. The $2,834 increase in current liabilities is driven by $1,600 of deferred income received from Keystone as part of an option agreement.

During 2006, subsequent to the close of the second quarter, the company received $1,600 from Keystone in consideration for granting Keystone an option to acquire the company’s Fox Street Property. If Keystone exercises its option, the company would sell the Property for an additional $14.4 million in accordance with the terms of the Option Agreement. The $1.6 million option price is nonrefundable unless, in the event the option is exercised by Keystone, the company cannot or does not convey good, marketable and insurable fee simple title of the Property to Keystone. The $1.6 million received was used to reduce the company’s debt under its Amended Credit Agreement.

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

On September 13, 2005, the company entered into the Amended Credit Agreement to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010, in the amount of $35 million, and it eliminated the short-term portion of the prior credit facility. On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen DB Pension Plan. On December 20, 2005, the company entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million in order to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the DB Pension Plan.

On August 3, 2005, in order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively. Also on December 21, 2005, the company entered into a ten- year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The total notional amount for all swaps is $16 million, and the LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points. It is expected that a one percentage point increase in interest rates for the portion of outstanding debt not covered by swaps would result in additional quarterly expense of approximately $20.

Net cash from operating activities for the thirty-nine weeks ended September 30, 2006 increased by $11,740 compared to the same period in 2005.  This increase was driven primarily by an increase of $919 in net income over the same period last year, a $5,300 cash contribution to the pension in the same period last year, and an increase in the change in accounts payable of $3,154 over the same period last year.

Net cash used for investing activities for the thirty-nine weeks ended September 30, 2006 decreased by $433 relative to the same period in 2005. In the first thirty-nine weeks of 2006, there was a $1,327 increase in capital expenditures relative to the same period in the prior year due primarily to new packaging and mixing equipment installed in the company's production facilities. The increase was offset by the receipt of $1,600 from Keystone for the option agreement for the third quarter of 2006.

Net cash used for financing activities for the thirty-nine weeks ended September 30, 2006 decreased by $12,113 relative to the comparable period in 2005, driven by reduced borrowing levels for working capital and the increase borrowing in 2005 to fund the company’s DB pension plan.

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the costs to upgrade and enhance facilities, the cost to acquire (or lease) and fit-out a new facility and relocate thereto, the cost and availability of capital to fund improvements or new facilities, the level of demand for the company’s products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the company’s 2005 Annual Report on Form 10-K (“2005 Form 10-K”), “Item 1A, Risk Factors” as updated below in this Form 10-Q under the heading of Risk Factors. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. The company undertakes no obligation to publicly revise or update such statements, except as required by law. Readers are advised, however, to consult any additional public disclosures by the company (such as in the company’s filings with the SEC or in company press releases) on related subjects.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

For information regarding the company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2005 Form 10-K. There have been no material changes in the company’s portfolio of financial instruments or market risk exposures from the fiscal 2005 year-end.

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

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses in internal control over financial reporting related to (i) accounting for income taxes and (ii) controls over invalid journal entries as fully described in the company’s 2005 Form 10-K.

Management performed additional analysis and other post-closing procedures to provide reasonable assurance that the company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2006, the company made changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting. In particular, the company implemented certain enhancements to its internal control over financial reporting related to the following material weakness described in the company’s 2005 Form 10-K:

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

During the second quarter of 2006, the company made changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting. In particular, the company implemented certain enhancements to its internal control over financial reporting related to the following material weakness described in the company’s 2005 Form 10-K:

Controls over Accounting for Income Taxes: Effective June 2006, the company retained an outside tax specialist to review, validate and improve the company’s tools and processes utilized to ensure compliance with SFAS 109, Accounting for Income Taxes. The tax specialist worked with the company to develop a new provision calculation model and tax balance sheet which were validated against the first quarter 2006 tax provision calculation and then utilized to generate the second and third quarter 2006 tax provision, notes and disclosures reported in the Form 10-Q for the second quarter of 2006 and herein. The company has retained the tax specialist to provide ongoing quarterly validation of all tax related financial statement line items, notes and disclosures. These enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing on these controls.

There were no changes in the period covered by this report that materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During the remainder of 2006, the company expects to implement additional enhancements to its internal control over financial reporting related to controls over invalid journal entries and general ledger reconciliations described in the company’s 2005 Form 10-K. Specifically, the company plans to leverage security controls within the ERP system to limit general ledger journal access.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The company was the defendant in a suit which was originally commenced in November 1998 by certain of its independent sales distributors in Common Pleas Court for Philadelphia County, Pennsylvania, in which the plaintiffs sought damages for (1) the alleged erroneous treatment of sales distributors as independent contractors by the company such that the sales distributors were required to pay taxes that they allege should have been paid by the company, and (2) for alleged breach of contract relating to the collection of an administrative fee from unincorporated sales distributors. The court dismissed with prejudice the plaintiffs’ first claim in March 2000 and in January, 2002 certified a class of approximately 200 sales distributors for the second claim. On July 31, 2006, the court granted the company’s motion for summary judgment on the second claim. On August 29, 2006, the plaintiffs appealed the decisions on each of the claims. The company believes that neither claim has any merit and will vigorously defend the appeal. The company has not established any reserve with respect to this litigation.

Item 1A.       Risk Factors

Our 2005 Form 10-K includes a discussion of certain risks and uncertainties facing us, including those risk factors that could cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q.  The new risk factor presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K.  Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our,” and “us” refer to Tasty Baking Company and its subsidiaries.

Exercise of Real Estate Option Could Adversely Affect our Operations
We entered into an option agreement that gives a third party the right to acquire our distribution center and corporate offices.  While we believe that if the option is exercised, we will be able to relocate our distribution center and corporate offices to an appropriate new facility without a material interruption in our business operations, however, if we are unable to do so it could have an adverse impact on our operations, sales and results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective July 28, 2006, the Board of Directors renewed the company’s stock repurchase program originally adopted in July 2003, and previously renewed in July 2004. Under the program, the company may acquire up to 400,000 shares of Tasty Baking Company common stock at purchase prices not to exceed, in the aggregate, $4, million, through July 28, 2008. These purchases may be commenced or suspended without prior notice depending on then existing business or market conditions and other factors. The following chart sets forth the amounts of the company’s common stock purchased on the open market by the company during the third quarter of fiscal 2006 under the stock repurchase plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that may yet be purchased Under the Plans or Programs
July 2 - August 5	6,256	$ 8.45	6,256	370,644
August 6 - September 2	12,604	$ 8.38	12,604	358,040
September 3 - September 30	-	-	-	358,040
Total	18,860	$ 8.40	18,860	358,040

Item 6.        Exhibits

(a)	Exhibits:

Exhibit 10 (a) - Option Agreement, dated July 2, 2006, between the Company and Keystone Redevelopment partners, LLC, is incorporated herein by reference to Exhibit 10(a) to Form 8-K, filed on or about July 11, 2006.

Exhibit 10 (b) - Form of Change of Control Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 10(b) to Form 8-K, filed on or about July 31, 2006.

Exhibit 10 (c) - Amended and Restated Change of Control and Employment Agreement, dated as of July 27, 2006, between the Company and David S. Marberger is incorporated herein by reference to Exhibit 10(c) to Form 8-K, filed on or about July 31, 2006.

Exhibit 10 (d) - Amended and Restated Employment Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(c) to Form 8-K, filed on or about July 31, 2006.

Exhibit 10 (e) - Amended and Restated Supplement Executive Retirement Plan Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(d) to Form 8-K, filed on or about July 31, 2006.

Exhibit 10 (f) - Tasty Baking Company Annual Incentive Plan, dated as of July 27, 2006, is incorporated herein by reference to Exhibit 10(f) to Form 8-K, filed on or about July 31, 2006.

Exhibit 10 (g) - First Amendment to Credit Agreement, dated as of November 2, 2006, by and among the Company, PNC Bank, N.A. and Citizens Bank of Pennslyvania.

Exhibit 31 (a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

November 3, 2006	/s/ David S. Marberger
(Date)	DAVID S. MARBERGER
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)