Form 10-K
period 2006-12-30
TASTY BAKING CO
filed 2007-03-15
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2006 (52 weeks)

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission File Number 1-5084

TASTY BAKING COMPANY
(Exact name of Company as specified in its charter)

Pennsylvania	23-1145880
(State of Incorporation)	(IRS Employer Identification Number)

2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129
(Address of principal executive offices including Zip Code)

215-221-8500
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.50 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐    NO ☒

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
YES ☐NO ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2006, is $66,011,086 (computed by reference to the closing price on the NASDAQ Global Market on June 30, 2006).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2007.

Class	Outstanding
Common Stock, par value $.50	8,213,261 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 10, 2007, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1. Business

The company was incorporated in Pennsylvania in 1914 and maintains its main offices and manufacturing facility in Philadelphia, Pennsylvania. The company manufactures, co-packages and sells a variety of premium single portion cakes, pies, donuts, snack bars, pretzels, and brownies under the well-established trademark, TASTYKAKE®. These products are comprised of approximately 100 varieties. The availability of some products, especially the holiday-themed offerings, varies according to the season. The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.50 to $1.19 per package and family convenience packages at $3.29. The individual pies include various fruit and cream-filled varieties and, at various times of the year, additional seasonal varieties. The best known products with the widest sales acceptance are various sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®. The company produces a line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables™ which are sold at retail prices ranging from $0.63 for single serve to $3.79 for family convenience packages.

Tasty Baking Oxford, Inc., a wholly-owned subsidiary of the company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE®. The company created the SNAK N’ FRESH® and AUNT SWEETIE’S BAKERY® brands to enter the private label markets without compromising the reputation of its TASTYKAKE® brand. Currently the company does not market products under these trademarks. Oxford also manufactures several products, as well as pound cake, which are distributed under private labels.

The company’s products are sold principally by independent sales distributors through distribution routes to approximately 15,500 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which make up the company's primary target market. This method of distribution for direct store deliveries via independent sales distributors has been used since 1986. The company sells products to approximately 440 independent sales distributors who service route sales areas. The company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico via third party distributorships. The company has formed alliances with distributors that can warehouse and distribute the company product lines most effectively in both fresh and frozen forms. During 2006, the company expanded its third party distributorship network into the state of New York, including Metro New York, and New England. The company also distributes its products through the www.tastykake.com program, whereby consumers can call a toll-free number or visit the company’s website to order a variety of Tastykake gift packs for delivery to homes and businesses.

The company’s top 20 customers represent 56.7% of its 2006 net sales. The top customer, Wal-Mart, represents 18.4% of the company’s net sales for 2006. This relationship has been reasonably consistent over the prior two years. If any of the top twenty customers change their buying patterns with the company, the company’s sales and profits could be adversely affected.

The company conducts marketing programs which utilize radio and television advertising, outdoor billboard campaigns, newspaper free standing inserts, consumer coupons, and public relations. In 2007 the company began utilizing television advertising for the first time in many years. In 2006 the company engaged in increased radio, billboard and bus-side advertising compared to 2005.

The company is engaged in a highly competitive business, specializing in premium single portion snack cakes and pies. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets. The company is able to maintain a strong competitive position in many areas within its primary target market through the quality of its products and brand name recognition. In these areas, the company has a strong market share.

Outside of its principal marketing area, awareness of the company’s trademarks and reputation is not as strong and the company’s market share is generally less significant. In these markets, the company competes for the limited shelf space available from retailers, leveraging product quality, price promotions and consumer acceptance. The company has been able to solidify its sales outside of its principal marketing area through the distribution of its products using mass merchandisers, third party distributors and other methods of distribution.

The company’s principal competitor in the premium snack cake market is George Weston Foods, which competes on price, product quality and brand name recognition in the multi-serve and single-serve baked goods market under the brand name of Entenmann’s. They compete primarily in the area of the United States east of the Mississippi River. Another competitor is Interstate Bakeries Corporation (“Interstate”) which owns three major brands in this category - Hostess, Dolly Madison and Drakes. Interstate is a large publicly held corporation which has achieved national recognition of its Hostess brand name through advertising. Interstate filed for Chapter 11 Bankruptcy protection in 2004 and has remained in Chapter 11 through December 2006. McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie as a lower priced snack cake. Little Debbie holds the largest share of the snack cake market in the United States. Local independent bakers also compete in a number of regional markets. In addition, there are national food companies that are expanding their snack product offerings in the company’s category. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the company for a portion of the overall snack market.

The company is dependent upon sweeteners, eggs, oils, flour and cocoa for its ingredients and paperboard and film for its packaging. The price of sweeteners could be volatile during 2007. The effects of the hurricanes in 2005, and the reallocation of raw ingredients such as corn to the manufacturing of Ethanol all continue to affect sweetener prices. Egg pricing was stable in 2006 but is expected to increase in 2007 as a result of increased cost of corn based ingredients used in feed. Flour pricing was under pressure in 2006 and is expected to be volatile in 2007 due to supply issues, strong exports and adverse weather conditions. Although the 2006 soybean crop was very good, the market price could increase due to weather events and strong exports. Increased demand along with the continuing increase in alternative fuels, such as bio-diesel and ethanol, should cause increasing prices for wheat, soybean and corn based commodities. Cocoa pricing has been stable and is expected to remain the same in 2007. The paperboard market may continue to face low inventories and strong demand in 2007 as it did in 2006 resulting in higher prices. Linerboard, recycled paperboard and resin markets may continue to be pressured in 2007 due to energy-related costs. Fuel costs remain volatile.

The company’s policies with respect to working capital items are not unique. Finished goods inventory is generally maintained at levels sufficient for one to two weeks of sales while packaging and ingredient inventory levels are maintained to support eight weeks of sales, depending on product seasonality. Changes in suppliers and new product launches are two reasons why inventory levels may increase but these changes are normally short-term in nature. The ratio of current assets to current liabilities is generally maintained at a level between 1.3 and 1.8 to 1.

The company believes that its brand trademarks such as “TASTYKAKE®” and “Sensables™” and product trademarks such as “KRIMPETS®,” “KREAMIES™,” “JUNIORS®,” and “KANDY KAKES®” are of material importance to the company’s strategy of brand building. The company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing its products.

The company engages in continuous research and development activities at its Philadelphia location relating to new products and improvement and maintenance of existing products. These initiatives are designed to drive top-line growth and improve the company’s cost position. In the past three years these expenditures have not been material.

The company’s plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products. The company’s enterprise resource planning (“ERP”) system enables the establishment and maintenance of records in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

In the past the company has made investments based on compliance with environmental laws and regulations. These expenditures have not been material with respect to the company’s capital expenditures, earnings or competitive position.

The company employs approximately 960 persons, of which approximately 115 are part-time employees. In June of 2006, approximately 60 maintenance employees in the Philadelphia manufacturing facility ratified a labor agreement which did not have a material impact on the financial results of the company.

On December 20, 2005, the company purchased the Hunting Park production facility from the company’s pension plan for $4.7 million. The facility is the company’s primary production location in Philadelphia, Pennsylvania.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge through the company’s website the same day as they are made available on the Securities and Exchange Commission (“SEC”) website. These reports are available by going to the company’s website at www.tastykake.com, under the “Our Company, Investor Relations, Annual Reports & SEC Filings-SEC website” captions. See the first paragraph of Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee, Strategic Planning Committee, and Nominating and Corporate Governance Committee are available on the company’s website at www.tastykake.com, under the “Our Company, Investor Relations, Corporate Governance” captions or are available upon written request directed to the Secretary of the Company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

The company will also post to its website any amendments to the Code of Business Conduct, or a waiver from the provisions of the Code of Business Conduct relating to the company’s principal executive officers or directors. Waivers will be located under the “Our Company, Investor Relations, Corporate Governance, Code of Business Conduct -Waivers” caption.

Item 1A. Risk Factors

The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. Additional information regarding various risks and uncertainties facing us are included under Item 7 of this report on Form 10-K. Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our,” and “us” refer to Tasty Baking Company and its subsidiaries. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known or deemed insignificant may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations

Increased Competition May Impair Profitability

We are engaged in a highly competitive business. The number of choices facing the consumer on how to spend snack food dollars has increased significantly over the last several years, particularly with the introduction of more convenient packaging of traditional products, both sweet and salty. Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems, and nationally recognized brands with large advertising and promotion budgets. From time to time, we experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices. Increased competition could result in lower sales, profits and market share.

Change in Top Customers’ Buying Patterns May Adversely Affect Our Sales and Profits

Our top twenty customers represent 56.7% of our 2006 net sales, 56.1% of our 2005 net sales, and 57.9% of our 2004 net sales. Our largest customer, Wal-Mart, represents 18.4% of our net sales in 2006, 18.6% of our net sales in 2005, and 16.3% of our net sales in 2004. If any of the top twenty customers change their buying patterns with us, our sales and profits could be adversely affected.

Increased Commodity Prices May Impact Profitability

We are dependent upon sweeteners, eggs, oils, flour and cocoa for our ingredients and paperboard and film for our packaging. Many commodity prices have been volatile and continue to be volatile, including fuel costs. Any substantial increase in commodity prices may have an adverse impact on our profitability.

Change in Consumer Preferences May Adversely Affect Our Financial and Operational Results

Our success is contingent upon our ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences. Consumer preference changes due to taste, nutritional content or other factors, and the company’s failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could adversely affect our financial and operational results. The current consumer focus on trans fat content may affect demand for our products, although several of our current products are trans fat free. We continue to explore trans fat alternatives for suitable replacements while maintaining our product quality and nutritional attributes.

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

Limited Product Shelf Life May Adversely Affect Sales Potential

Our products have limited shelf life. Production planning and monitoring of demand is essential to effective operations, both to fulfill customer demand and to minimize the levels of inventory and returns. Delays in getting the product to market for any reason, including transportation disruptions or bad weather, may cause loss of sales, which could adversely affect our operating results.

Product Recall or Safety Concerns May Adversely Affect Our Financial and Operational Results

We may recall certain of our products should they be mislabeled, contaminated, damaged or if there is a perceived safety issue. A perceived safety issue, product recall or an adverse result in any related litigation could have a material adverse effect on our operations, financial condition and financial results.

Loss of Facilities Could Adversely Affect Our Financial and Operational Results

We have two production facilities: one each in Philadelphia and Oxford, Pennsylvania. The Philadelphia facility is a multi-storied manufacturing facility where our signature products are exclusively manufactured. The Oxford facility is a single-story manufacturing facility with expansion possibilities. Our data processing operations are located in our Fox Street building in Philadelphia with off-site data backup. The loss of either production facility or the facility housing the data processing operation could have an adverse impact on our operations, financial condition and results of operations.

Disruption of Production Due to Strategic Manufacturing Project Could Adversely Affect Our Financial and Operational Results

In May 2006, we began a project to evaluate the company’s long-term strategic manufacturing alternatives. If a decision is made to modify or replace an existing manufacturing facility, disruption of production during execution of such an alternative could have an adverse impact on our operations, financial condition and results of operations.

Availability of Capital May Affect Future Capital Programs and Expansion Opportunities

We have historically been successful in generating the funds necessary for capital improvements through internally generated sources and limited borrowings. Future capital programs, including capital required for execution of any strategic manufacturing alternative, and the expansion of our markets may be affected by the availability and cost of capital, and terms relating thereto, in the equity and debt markets.

Increased Interest Rates May Adversely Affect Our Financial and Operational Results

Increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables. A decrease in interest rates used to set the pension discount rate could increase pension liability and adversely impact the relationship of our unrecognized gain or loss to the pension corridor. A sensitivity analysis on the impact of this relationship is included under Note 8 of the consolidated financial statements.

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

These restrictions could limit our ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. The Agreements also require us to maintain certain financial ratios. Our ability to remain in compliance with our financial ratio requirements in the future could be affected by events beyond our control, such as general economic conditions, a significant increase in the cost of our raw materials or a material increase in our pension or post-retirement obligations. Failure to maintain any applicable financial ratios may prevent us from borrowing additional amounts under the Amended Credit Agreement and could result in a default under the Agreements, which could cause the indebtedness outstanding under the Agreements to become immediately due and payable. If we were unable to repay those amounts, our banks could initiate a bankruptcy or liquidation proceeding. If the banks were to accelerate the repayment of all outstanding borrowings under the Agreements, we may not have sufficient assets to repay those amounts and any others that cross default as a result thereof.

In addition, if we amend our Agreements or seek a waiver for any events of default, we may incur additional fees and/or higher interest rates on all or a portion of our borrowings under the Agreements.

Changes in Governmental Laws and Regulations Could Adversely Affect Our Financial and Operational Results

Our business is subject to regulation by various federal, state and local government entities and agencies, including regulation of our products, properties, employees, distribution and overall operations. Changes in laws and regulations and the manner in which they are interpreted or applied may alter the environment in which we operate and may affect results of operations or increase liabilities. These include changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws.

Litigation Could Adversely Affect Our Financial and Operational Results

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of our business. We are unable to predict the outcome of these matters, but do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations. However, if one or more of these matters were determined adversely to us, the ultimate liability arising therefrom could be material to our financial condition and results of operations. In addition, we may become subject to additional litigation at any time which could have an adverse material impact on us.

Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results

Accounting for pension expense requires the use of estimates and assumptions including discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover, all of which affect the amount of expense recognized by us. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be volatile. The use of the above assumptions, market volatility and our election in 1987 to recognize all pension gains and losses in excess of our pension corridor in the current year, may cause us to experience significant changes in our pension expense from year to year, which could adversely affect our operating results. Most other public companies elected an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years.

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

Loss or Impairment of Intellectual Property and Trade Secrets Could Adversely Affect Our Brands and Our Business

We have taken efforts to protect our trademarks, copyrights and trade secrets as we consider our intellectual property rights important to our success. However, other parties may take actions or, without authority, make use of our intellectual property that could impair the value of our proprietary rights or the reputation of our brands. Any such impairment could adversely affect our business.

Changes in Economic Conditions Could Adversely Affect Our Financial and Operational Results

Our business may be adversely affected by changes in economic and business conditions nationally and particularly within our core market. In addition, the business strategies implemented by management to meet these business conditions and other market challenges may have a significant impact upon our future financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The locations and primary use of the materially important physical properties owned by the company and its subsidiaries are as follows:

Location	Primary Facility Use

2801 Hunting Park Avenue	Certain Corporate Offices,
Philadelphia, PA	Production of cakes, pies, snack bars and donuts

3413 Fox Street	Executive, Sales and Finance Offices, Data Processing Operations,
Philadelphia, PA	Office Services, Warehouse, Shipping and Distribution Operations

700 Lincoln Street	Tasty Baking Oxford Offices,
Oxford, PA	Production of honey buns, cake, mini donuts and donut holes

The Hunting Park location is secured by a first-party mortgage as collateral under the company’s mortgage loan of $2.15 million entered into December 20, 2005, as described in Note 5 of the consolidated financial statements. In addition to the above, the company leases various other properties used principally as local pick-up and sales distribution points. While all of these properties are sufficient for the business of the company as now conducted, the company is evaluating its strategic manufacturing alternatives.

Item 3. Legal Proceedings

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors, consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. On July 30, 2006, the court granted the company’s motion for summary judgment on the second claim. On August 29, 2006, the plaintiffs appealed the decisions on each of the claims. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom could be material to its financial condition and results of operations.

The company is also involved in certain other legal and regulatory actions, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the company. However, if one or more of such matters were determined adversely to the company, the ultimate liability arising therefrom is not expected to be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.
Earnings per share (EPS) by quarter may not agree with fiscal year EPS due to rounding and shares outstanding.

Quarterly Summary (Unaudited)

Summarized quarterly financial data and market prices for the company’s common stock for 2006 and 2005 are as follows:

	First	Second	Third	Fourth	Year

2006(a)
Gross sales	$69,333	$67,909	$66,033	$64,636	$267,911
Net sales	42,910	42,561	41,328	40,916	167,715
Gross profit (after depreciation)	14,547	15,336	13,660	14,111	57,654
Net income	954	1,135	506	1,601	4,196
Per share of common stock:
Net income:
Basic	0.12	0.14	0.06	0.20	0.52
Diluted	0.12	0.14	0.06	0.19	0.51
Cash dividends	0.05	0.05	0.05	0.05	0.20
Market prices:
High	8.29	9.75	9.97	9.75	9.97
Low	6.95	7.46	6.97	8.49	6.95
2005(b)
Gross sales	$65,946	$69,580	$69,371	$73,070	$277,967
Net sales	41,154	43,730	42,424	44,965	172,273
Gross profit (after depreciation)	13,329	14,944	12,505	13,302	54,080
Net income	479	886	311	167	1,843
Per share of common stock:
Net income:
Basic and diluted	0.06	0.11	0.04	0.02	0.23
Cash dividends	0.05	0.05	0.05	0.05	0.20
Market prices:
High	9.23	8.50	9.11	9.00	9.23
Low	7.88	7.54	8.06	6.81	6.81

Each quarter consisted of 13 weeks, with the exception of the fourth quarter of 2005 which consisted of 14 weeks. The market prices of the company’s stock reflect the high and low sales price by quarter as traded on the New York Stock Exchange through October 20, 2005, and the NASDAQ Global Market (formerly the NASDAQ National Market), thereafter. The approximate number of holders of record of the company’s common stock (par value $ 0.50 per share) as of February 15, 2007, was 2,306.

(a)	During the fourth quarter of 2006, the company recorded a pre-tax gain of $1,600 upon termination of the option agreement with Keystone Redevelopment Partners, LLC.

(b)	In the third quarter 2005, the company realized a $93 gain from the sale of two routes to independent sales distributors.

During the fourth quarter of 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company in 2005 and the first 30 days of 2006. During 2005, the company incurred additional expense of $77 for underestimated prior thrift store closing costs which were offset by $151 in restructure charge reversals from other overestimated prior estimates. Total expense for 2005 was $71.

Dividends

The declaration and payment of dividends is subject to the discretion of the company’s Board of Directors (“Board”). The Board bases its decisions regarding dividends on, among other things, general business conditions, the company’s financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of the company’s Amended Credit Agreement, the company is permitted to pay annual dividends not exceeding the excess of the company’s tangible net worth over the adjusted net worth as defined in the Amended Credit Agreement.

Stock Performance Graph

The following line graph compares the five year cumulative total shareholder return on the company’s common stock with (i) the Russell 2000 and (ii) the company’s peer group consisting of Golden Enterprises, Inc., Interstate Bakeries Corp., Lance, Inc. and J&J Snack Foods Corp (“Peer Group”). The returns of each Peer Group company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

As of	Tasty Baking Company	Peer Group	Russell 2000
12/31/01	100	100	100
12/31/02	51	84	80
12/31/03	61	98	117
12/31/04	50	113	139
12/31/05	47	135	145
12/31/06	58	161	172

Assumes $100 invested on December 31, 2001 in Tasty Baking Company Common Stock, the Russell 2000 Index and the Peer Group Common Stock. Total shareholder returns assume reinvestment of dividends. The stock price performance above is not necessarily indicative of future performance.

Item 6. Selected Financial Data
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.

Five Year Selected Financial Data

	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)

Operating results
Gross sales	$267,911	$277,967	$259,029	$250,648	$255,504
Net sales	$167,715	172,273	$159,061	$159,129	$162,263
Net income (loss)	$4,196	1,843	$1,243	$(2,362)	$(4,341)
Per share amounts
Net income:
Basic	$0.52	$0.23	$0.15	$(0.29)	$(0.54)
Diluted	$0.51	$0.23	$0.15	$(0.29)	$(0.54)
Cash dividends	$0.20	$0.20	$0.20	$0.20	$0.48
Shareholders’ equity	$5.88	$4.58	$4.99	$5.24	$5.86
Financial position
Working capital	$9,370	$9,636	$6,769	$7,585	$15,467
Total assets	$112,291	$121,307	$118,390	$117,243	$116,560
Long-term obligations	$18,385	$23,092	$13,159	$12,705	$12,486
Shareholders’ equity	$48,269	$37,289	$40,787	$42,419	$47,525
Shares of common stock
outstanding	8,213	8,134	8,178	8,097	8,104
Statistical information
Capital expenditures	$5,906	$10,596	$9,295	$6,676	$5,359
Depreciation	$6,566	$6,503	$7,711	$7,148	$6,807
Average common shares
outstanding:
Basic	8,045	8,056	8,085	8,098	8,075
Diluted	8,236	8,154	8,119	8,098	8,075

(a)	During the fourth quarter of 2006, the company recorded a pre-tax gain of $1,600 upon termination of the option agreement entered into with Keystone Redevelopment Partners, LLC.

(b)	Fiscal 2005 was a 53 week year.

In the third quarter 2005, the company realized a $93 gain from the sale of two routes to independent sales distributors.

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

(c)	In the second quarter 2004, the company realized a $75 revenue gain from the sale of a route to an independent sales distributor.

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

(d)	During the fourth quarter of 2003, the company realized a $1,077 revenue gain from the sale of eleven routes to independent sales distributors in Maryland.

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

(e)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(000’s)

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including but not limited to those under the headings “Business,” “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the company. These forward-looking statements can be identified by the use of such words as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms. They may include comments about legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the company’s expanded markets, production and inventory concerns, loss of one or both of the company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could effect the recognition of pension corridor expense or income, governmental regulations, protection of the company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the company’s primary markets, the availability of capital upon terms acceptable to the company, the availability and pricing of raw materials, the level of demand for the company’s products, the outcome of legal proceedings to which the company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the company to meet future challenges, the costs to upgrade and enhance existing facilities, the costs to acquire (or lease) and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described above as “Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. There can be no assurance that the company will change its manufacturing strategy or, in the event of a change in its manufacturing strategy, that the new strategy will be successful. The company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the company (such as in the company’s filings with the SEC or in company press releases) on related subjects.

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

Customer Sales and Discounts and Allowances

The company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales. The company records estimated reductions to sales for:

•	Price promotion discounts at the time the product purchased by the independent sales distributor is sold to the customer
•	Distributor discounts at the time revenue is recognized
•	Coupon expense at the estimated redemption rate
•	Customer rebates at the time revenue is recognized
•	Cooperative advertising at the time the company’s obligation to the customer is incurred
•	Product returns received from independent sales distributors

Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the customer. The amount of the price promotion is captured when the independent sales distributor sells product to the customer. The price promotion discount is based upon actual discounts per case based upon an approved price promotion calendar. Any increase or decrease in volume may result in variations to price discounts recorded each month. Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to customers, adjusted for price promotions and product returns. Direct customers receive a purchase discount equal to a percentage of the wholesale price of product received. Discounts to distributors and customers are based on agreed upon rates, and amounts vary based upon volume.

Coupon expense estimates are based upon the number of coupons dropped to consumers and the estimated redemption percentage. The estimated redemption percentages are based on data obtained from the company’s third-party coupon processor, and its experience with similar coupon drops. Upon monthly receipt of the actual coupon redemption report, the coupon expense is updated based upon actual coupon activity as well as changes in the forecasted redemption percentage as estimated by the third-party coupon processor.

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

Some customers take unauthorized deductions when they make payments to the company. Unauthorized deductions are taken by customers for various reasons, including, but not limited to missing or damaged product. It is the company’s policy to establish a reserve for each unauthorized deduction at the time it is taken by the customer. The reserve is maintained until such time as the company can determine the validity of the deduction. If it is ultimately determined after investigation that a deduction is not valid, the customer is charged back and the reserve is reversed.

Since the company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. The average monthly amount of discounts and allowances was approximately $8.4 million in 2006. Historically, actual discounts and allowances have not varied significantly from estimates. Total discounts and allowances were 37.4% of gross sales in 2006. This percentage is consistent with prior years and is a significant percentage of gross sales since all price discounts given to both independent sales distributors and third-party distributors are reflected as reductions to gross sales.

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

For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available. The company uses market prices, when available, and independent appraisals as appropriate to determine fair value. These assets are recorded at the lower of their book value or market value. Adverse changes in future market conditions could result in losses or an inability to recover the carrying value of an affected asset.

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover. A sensitivity analysis for pensions is included in Note 8 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 10 to the company’s audited consolidated financial statements in this Annual Report on Form 10-K. Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States. In addition, the company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur. For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years. Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate. The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income. Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the company to have pension expense or income within its allowable pension corridor. Actual results may differ from the company’s assumptions and may impact the reported liability and expense amounts reported for pensions and postretirement benefits. During 2006 long-term corporate bond rates increased and overall pension asset returns were above the 8.0% assumption. In addition, the discount rate increased from 5.65% at the end of 2005 to 5.90% at the end of 2006. There were no gains or losses in excess of the pension corridor for 2006 or 2005. In the fourth quarter 2004, the company recorded additional pension expense in the amount of $771 in excess of the pension corridor.

With the implementation of Medicare Part D in January 2006, the company no longer provides medical benefits for most of its post-65 retirees. In addition, incumbent retirees pay age-based rates for life insurance benefits in excess of $20. As a result of these benefit changes, the projected benefit obligation was remeasured and the company recognized a reduction in its other post-retirement benefits (“OPEB”) liability of approximately $10,000 which will be amortized over future periods. In 2006, the company recognized the amortization of this liability in a reduction of pre-tax OPEB expense of $1,316. This is primarily a non-cash benefit.

Workers’ Compensation Expense

Accounting for workers’ compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases. The company insures for workers’ compensation liabilities under a large deductible program where losses are incurred by the company up to certain specific and aggregate amounts. Accruals for claims under the large deductible insurance program are recorded as claims are incurred. The company estimates the liability based on total incurred claims and paid claims, adjusted by loss development factors which account for the development of losses over time. Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third-party claim loss specialist. The company’s estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts and discounted to present value. The company evaluates the estimated liability on a continuing basis and adjusts it accordingly. Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

If there were to be an excessive number of workers’ compensation claims in a given accounting period and these actual results varied from the company’s assumptions, these could have a material impact on our cash flow and consolidated statement of operations.

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

The company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2018 and 2026. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not achieved.

The company has recorded a deferred income tax asset for the benefit of unused state tax credits which expire in varying amounts between 2007 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $406 has been established as management believes that a portion of the state credits may not be realized.

Results of Operations
(000’s, except per share amounts)
All disclosures are pre-tax, unless otherwise noted.
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the company’s consolidated statements of operations:
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004
Gross sales	100.0%	100.0%	100.0%
Discounts and allowances	37.4	38.0	38.6
Net sales	62.6	62.0	61.4
Costs, expenses and other
Cost of sales	38.6	40.2	40.0
Depreciation	2.5	2.3	3.0
Selling, general & administrative expenses	19.5	18.3	17.7
Gain on termination of option	(.6)	-	-
Other income, net	(.4)	(.3)	(.4)
Interest expense	.6	.5	.5
Income before provision for income taxes	2.5	1.0	.7
Provision for income taxes	.9	.3	.2
Net income	1.6	.7	.5

Net income for the fiscal year ended December 30, 2006, was $4,196 or $0.51 per fully diluted share. Net income for the fiscal year ended December 31, 2005, was $1,843 or $0.23 per fully diluted share. Net income for the fiscal year ended December 25, 2004, was $1,243 or $0.15 per fully diluted share.

Sales

Gross sales decreased by 3.6% in the 52-week fiscal 2006 compared to the 53-week fiscal 2005, driven by a volume decrease of 12.0%. The gross sales decrease was primarily driven by the volume decline, but was partially offset by the January 2006 price increase. In addition, on a comparative basis, the company had a strong 2005 performance with a volume increase of 6.9% compared to 2004, including the 53rd week. Excluding the 53rd week of 2005, volume increased 5.9% in 2005 compared to 2004. Volume was up significantly in 2005 due to the impact of new products and increased promotional activity compared to 2006.

Gross sales in the 53-week fiscal 2005 increased by 7.3% compared to the 52-week fiscal 2004, driven by volume growth of 6.9%. The additional week in fiscal 2005 contributed $2,800 to gross sales.

Net sales in 2006 decreased by 2.6% compared to 2005. Net sales as a percentage of gross sales increased to 62.6% in 2006 from 62.0% in 2005. This realization improved as a result of the price increase and lower price promotion expense.

Non-route net sales were down 3.7% in 2006 compared to 2005. Route net sales were down 2.3% in 2006 compared to 2005. The growth rate of both route and non-route net sales in 2006 were impacted by the volume decline, offset partly by the January 2006 price increase and lower price promotion expense.

Net sales in 2005 increased by 8.3% compared to 2004. A full year of sales of Sensables in 2005 compared to 2004 increased net sales by approximately $3,300, or approximately 2% of the net sales. In 2005, the net sales increase was driven by a volume increase and a favorable sales mix, partially offset by increased promotional spending in both route and non-route markets. Non-route net sales were up 18.0% in 2005 compared to 2004 driven by volume growth of 19.8%. Non-route net sales benefited from incremental promotional programs to support new markets as well as increased focus on existing direct customers. Route net sales were up 5.5% in 2005 compared to 2004 driven by volume growth of 2.0% and a reduction in sales returns and promotion compared to the same period last year.

Cost of Sales

Cost of sales, as a percentage of gross sales, was 38.6%, 40.2%, and 40.0%, in 2006, 2005 and 2004, respectively. Cost of sales as a percentage of gross sales decreased in 2006 compared to 2005, driven in large part by the effect of the list price increase of January 2006. Cost of sales did not decrease in direct proportion to the sales volume percentage decline due to the fact that approximately 35% of product costs are more fixed in nature and changes in these expenses do not correlate directly with volume. In addition, increased fuel and energy costs drove up the costs of sales, which impacted in-bound freight expenses and packaging costs. These increases were partially offset by lower salary-related costs.

Cost of sales as a percentage of gross sales increased in 2005 compared to 2004. The increased total cost of sales was in part due to the increase in sales volume and increased sales of higher cost products. Favorable costs in 2005 for eggs, sugar and other ingredients was offset by an increase in fuel, transportation, energy and packaging costs.

Gross Margin

Gross margin after depreciation, as a percentage of net sales, was 34.4%, 31.4%, and 30.0% in 2006, 2005, and 2004, respectively. The 3.0 percentage point improvement in 2006 resulted from the improved price realization on net sales. In addition, fixed production costs, which approximate 35% of total cost of goods sold, were down approximately 4.8% compared to 2005.

Gross margin increased in 2005 compared to 2004, which resulted from the improved price realization on net sales in the first half of 2005 and a reduction in depreciation expense, partially offset by incremental energy and packaging costs, in the second half of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.6%, or $1,300, in 2006 compared to 2005. This increase is attributed to increased investments in marketing, which included the development and production of a new television commercial and an elevated level of radio advertising campaigns, as well as increased costs of transportation and freight due to higher fuel costs in 2006. These increases were partially offset by a reduction of salary expense and related personnel costs.

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

Depreciation

Depreciation expense in 2006 increased 1.0%  or $63, compared to 2005.

Depreciation expense in 2005 decreased 15.7% compared to 2004. This decrease was driven by the acceleration of depreciation of assets related to the previous ERP system replaced in the fourth quarter 2004, partially offset by an increase in depreciation from the new ERP system.

Other Items

In July 2006, the company received $1,600 in cash from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the company’s Fox Street property on which its corporate offices and a distribution center are located (the “Property”). On December 26, 2006, the company received notification from Keystone that it would not exercise its option to acquire the Property. Based upon the termination notice, the company recorded pre-tax gain of $1,600 during the fourth quarter of 2006.

Other income, net, increased by $118 in 2006 compared to 2005, due to increased interest income. Other income, net, decreased by $207 in 2005 compared to 2004, due to a gain on equipment sales in 2004.

Interest expense increased by $110 in 2006 compared to 2005. This is due to increased borrowing levels resulting from the impact of the term loan and the mortgage loan compared to a year ago and higher rates of interest for the portion of debt not covered by the interest rate swaps contracts. Interest expense increased by $116 in 2005 compared to 2004. This is due to increased average interest rates and average borrowing levels. The company is exposed to market risk relative to its interest expense as its long-term debt interest rates may vary with conditions in the credit markets. It is expected that a one percentage point increase in interest rates would result in additional annual interest expense of approximately $36.

On August 3, 2005, in order to hedge a portion of the company’s exposure to changes in interest rates, the company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively. Also on December 21, 2005, the company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

The effective tax rates were a provision of 36.2%, 30.9% and 32.7% in 2006, 2005 and 2004, respectively. These rates compare to a federal statutory rate of 34.0%. In 2006, the difference between the effective rate and the statutory rate was primarily the result of an increase in the company’s tax reserves and non-deductible expenses. In 2005, the difference between the effective rate and the statutory rate was the result of estimated state tax benefits generated from the state tax losses as well as state tax credits and the net reversal of a portion of the company’s tax reserve. In 2004 the difference between the effective rate and the statutory rate was the result of state tax benefits generated from reported state losses, and was partially offset by a valuation allowance for Neighborhood Assistance Act Credits established in 2003 which are not assured of recovery and an increase in the Maryland state tax rate as a result of legislative changes.

Liquidity and Capital Resources

Current assets at December 30, 2006 were $29,161 compared to $29,008 at December 31, 2005, and current liabilities at December 30, 2006 were $19,791 compared to $19,372 at December 31, 2005. The change in current assets was relatively flat as the increase in inventory was offset by a decrease in accounts receivable driven by improved cash collections. Current liabilities in 2006 compared to 2005 were relatively flat as the $1,317 decrease in the cash overdraft was offset by an increase in accrued taxes in the amount of $149, an increase to the current portion of the pension liability of $526 as a result of FAS 158, as described below under “Recent Accounting Statements,” and an increase in accrued compensation expense of $747.

The company previously announced a project to assess its strategic manufacturing alternatives. While no decision has been made, if the company decides to upgrade an existing manufacturing facility or if operations were relocated to a new facility, the company might have capital requirements beyond its current availability under the Amended Credit Agreement. Costs for such capital would impact the company’s liquidity and financial position.

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

On September 13, 2005, the company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”) to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010 in the amount of $35 million, and it eliminates the short-term portion of the prior credit facility.

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

Net cash from operating activities in 2006 increased by $12,289 compared to 2005. The increase was driven by the increase in net income of $2,353, less the $1,600 cash received from the Keystone option, the impact of the $5,300 in pension contributions in 2005, and the net improvement of $5,300 in working capital.

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

Net cash used for investing activities in 2006 decreased by $6,221 compared to 2005. The difference is attributed to the $1,600 cash received from the Keystone option and the impact of the 2005 purchase of the Hunting Park Bakery in the amount of $4,700. Capital expenditures totaled $5,906 in 2006, which is flat compared to the prior year.

Net cash used for investing activities in 2005 increased by $832 compared to 2004. An increase of $1,301 for capital expenditures was driven by the purchase of the Hunting Park Bakery in 2005 for $4,700. This was partially offset by the impact of the higher ERP system investment in 2004. Capital expenditures totaled $5,896 in 2005, with an additional expenditure of $4,700 for the purchase of the Hunting Park Bakery.

Net cash from financing activities in 2006 decreased by $18,792 compared to 2005, due to the impact of $12,870 additional long-term debt borrowings in 2005 related to the funding of the Pension Plan which did not occur in 2006. Also in 2006, an additional $4,915 was used to pay down long-term debt.

Net cash from financing activities in 2005 increased by $15,860 compared to 2004, principally due to increased borrowings under the terms of the Amended Credit Agreement as detailed in Note 5 to the company’s audited financial statements.

Except for any capital requirements that may be necessary if the company decides to enhance its manufacturing capabilities as described above under “Liquidity and Capital Resources,” the company anticipates that for the foreseeable future cash flow from operations, along with the continued availability of the Amended Credit Agreement, will provide sufficient cash to meet operating and financing requirements.

Certain Financing Activity
Future payments due under debt, lease obligations, and employee benefits as of December 30, 2006, are reflected in the following table:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (a)	$18,808	$631	$1,262	$15,420	$1,495
Capital lease obligations (b)	551	527	24	-	-
Operating lease obligations	2,430	1,020	1,050	166	194
Purchase commitments (c)	4,588	250	3,838	500	-
Estimated employee benefit payments	11,510	1,129	2,257	2,343	5,781
Total	$37,887	$3,557	$8,431	$18,429	$7,470

a.
On September 13, 2005, the company entered into a $35 million Amended Credit Agreement. This Amended Credit Agreement is committed until September 2010 and eliminated the short-term portion of the prior credit facility. On September 13, 2005, the company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the company’s previously frozen defined benefit pension plan. On December 19, 2005, the company entered into a mortgage loan of $2.15 million and a second term loan of $2.55 million in order to purchase the Hunting Park Bakery building and land from the Defined Benefit Pension Plan.

b.	Capital lease obligation with interest at 5.7%.

c.
In addition to the purchase commitments listed in this chart, the company purchases ingredients and packaging utilized in the ordinary course of business, which historically approximates $65 to $70 million annually. The majority of these items are obtained by purchase orders on an as needed basis.

There is no minimum cash contribution for the Pension Plan in 2007. The company is not currently expecting to make a cash contribution in 2007, but may re-evaluate this position during 2007.

Recent Accounting Statements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of the adoption of FIN 48 on the consolidated financial statements of the company.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), effective for fiscal years ending on or after November 15, 2006. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB 108 permits existing public companies to record the cumulative effect of initially applying the "dual approach" in the first year ending after November 15, 2006 by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 had no impact on the company’s financial position or results of operations.

On September 15, 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. This statement is effective for the 2008 fiscal year, although early adoption is permitted. The company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 157.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”).  FAS 158 changes balance sheet accounting and requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit pension and other postretirement benefit plans. It is effective for public companies for fiscal years ending after December 15, 2006.  The company’s adoption date for FAS 158 is its fiscal year-end, December 30, 2006.

The funded status that the company will report on its balance sheet under FAS 158 is to be measured as the difference between the fair market value of plan assets and the benefit obligation on a plan-by-plan basis. For the company’s defined benefit pension plan (“DB Plan”), the benefit obligation is the projected benefit obligation (“PBO”).  For the OPEB Plans, the benefit obligation is the accumulated postretirement benefit obligation.  The company’s defined benefit plans include an under-funded DB Plan, unfunded defined benefit SERP plan (“DB SERP”), and an unfunded DB Directors’ Retirement Plan. Additionally, the company has an unfunded OPEB plan.

FAS 158 requires that previously disclosed but unrecognized gains/losses, prior service costs/credits, and transition assets/obligations be recognized at adoption as a component of shareholders’ equity in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. Previously, these amounts were disclosed in the notes to the company’s financial statements. FAS 158 also requires that for each under-funded plan, an amount equal to the next 12 months’ expected benefit payments in excess of the plan's current assets be classified as current liability. The remainder is to be classified as non-current liability.

The required transition method of adoption for FAS 158 is prospective. Prior period statements will not be restated.

The adoption of FAS 158 did not have a significant effect on the company’s balance sheet for the defined benefit plans since it had recognized an additional minimum liability in 2005 in conjunction with the DB Plan. The balance sheet is impacted by the adoption of FAS 158 for its OPEB liability. Upon the adoption of FAS 158, the company recognized an immediate reduction in its OPEB liability of $9,038, with a corresponding increase in AOCI of $5,423, net of tax effects of $3,615.

In February 2007, the FASB issues Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 159.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
(000’s)

The company has certain floating rate debt notes. The company has hedged a portion of this risk by entering into interest rate swap contracts which fixed the interest rate for the term of the debt. Under current market conditions, the company believes that changes in interest rates would not have a material impact on the financial statements of the company. It is expected that a one percentage point increase in interest rates for the unhedged portion would result in additional annual expense of approximately $36. The company also has notes receivable from sales distributors whose rates adjust every three years, and, therefore, these would partially offset the fluctuations in the company’s interest rates on its notes payable. The company also has the right to sell these notes receivable, and could use these proceeds to liquidate a corresponding amount of the debt on the notes payable. Information on the debt, including the interest rate swaps and notes receivable, can be found in the Notes to Consolidated Financial Statements, Notes 5 and 4, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

We have completed integrated audits of Tasty Baking Company’s (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2007

Consolidated Financial Statements

Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000’s, except per share amounts)
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004
Operations
Gross sales	$267,911	$277,967	$259,029
Less discounts and allowances	(100,196)	(105,694)	(99,968)
Net sales	167,715	172,273	159,061

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	103,495	111,690	103,693
Depreciation	6,566	6,503	7,711
Selling, general and administrative	52,290	50,990	45,751
Gain on sale of routes	(48)	(97)	(75)
Gain on termination of option	(1,600)	-	-
Other income, net	(1,040)	(922)	(1,129)
Interest expense	1,480	1,370	1,254
Restructure charge, net of reversals	-	71	9
	161,143	169,605	157,214
Income before provision for income taxes	6,572	2,668	1,847

Provision for income taxes:
Federal	-	(108)	147
State	178	33	80
Deferred	2,198	900	377
	2,376	825	604
Net income	$4,196	$1,843	$1,243

Retained Earnings
Balance, beginning of year	$22,472	$22,261	$22,641
Cash dividends paid on common shares
($0.20 per share in 2006, 2005 and 2004)	(1,640)	(1,632)	(1,623)
Balance, end of year	$25,028	$22,472	$22,261

Per share of common stock:
Net income:
Basic	$.52	$.23	$.15
Diluted	$.51	$.23	$.15

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)
52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004
Cash flows from (used for) operating activities
Net income	$4,196	$1,843	$1,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,566	6,503	7,711
Gain on sale of routes	(48)	(97)	(75)
Restructure charge net of reversals	-	71	9
DB Retirement expense	(78)	130	2,449
Pension contributions	-	(5,300)	-
Deferred taxes	2,198	900	377
Restructure payments and reclassifications	(247)	(861)	(1,347)
Post retirement medical	(1,852)	208	29
Gain on termination of Keystone option	(1,600)	-	-
Other	544	(680)	(70)
Changes in assets and liabilities:
Decrease (increase) in receivables	16	1,728	(278)
(Increase) decrease in inventories	(454)	(1,060)	318
Decrease (increase) in prepayments and other	322	(141)	(1,194)
Increase (decrease) in accrued income taxes	474	(222)	2,430
Increase (decrease) in accounts payable, accrued payroll and other accrued liabilities	2,076	(3,198)	3,269
Net cash from (used for) operating activities	12,113	(176)	14,871

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	3,772	4,080	3,691
Proceeds from sale of property, plant and equipment	97	58	82
Purchase of the Hunting Park Bakery	-	(4,700)	-
Purchase of property, plant and equipment	(5,906)	(5,896)	(9,295)
Loans to independent sales distributors	(3,537)	(3,465)	(3,785)
Proceeds from Keystone option	1,600	-	-
Other	(347)	(619)	(403)
Net cash used for investing activities	(4,321)	(10,542)	(9,710)

Cash flows from (used for) financing activities
Dividends paid	(1,640)	(1,632)	(1,623)
Payment of long-term debt	(4,915)	(3,720)	(1,467)
Net (decrease) increase in short-term debt	-	(2,069)	(2,200)
Additional long-term debt	-	16,590	2,000
Net (decrease) increase in book overdraft	(1,317)	1,685	(1,714)
Purchase of stock for treasury	(159)	(93)	(95)
Net cash from (used for) financing activities	(8,031)	10,761	(5,099)
Net increase (decrease) in cash	(239)	43	62
Cash and cash equivalents, beginning of year	251	208	146
Cash and cash equivalents, end of year	$12	$251	$208

Supplemental cash flow information
Cash paid (received) during the year for:
Interest	$1,586	$924	$1,104
Income taxes	$(350)	$142	$(2,186)
Noncash investing and financing activities
Capital leases	$-	$-	$155
Loans to independent sales distributor	$(75)	$(91)	$(73)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)
	Dec. 30, 2006	Dec. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$12	$251
Receivables, less allowance of $2,455 and $3,272, respectively	17,769	18,389
Inventories	6,926	6,472
Deferred income taxes	3,040	2,127
Prepayments and other	1,414	1,769
Total current assets	29,161	29,008

Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	43,110	42,282
Machinery and equipment	124,501	136,392
	169,044	180,107
Less accumulated depreciation and amortization	103,660	113,859
	65,384	66,248
Other assets:
Long-term receivables from independent sales distributors	10,960	10,700
Deferred income taxes	4,596	13,251
Miscellaneous	2,190	2,100
	17,746	26,051
Total Assets	$112,291	$121,307

See accompanying notes to consolidated financial statements.

	Dec. 30, 2006	Dec. 31, 2005
Liabilities
Current liabilities:
Current obligations under capital leases	$327	$534
Notes payable, banks and current portion of long term debt	631	631
Book overdraft	2,165	3,482
Accounts payable	3,875	3,934
Accrued payroll and employee benefits	7,444	6,810
Reserve for restructure	-	247
Other accrued liabilities	5,349	3,734
Total current liabilities	19,791	19,372

Long-term obligations under capital leases, less current portion	208	534
Long-term debt	18,177	22,558
Accrued pension	18,724	23,950
Accrued other liabilities	1,057	649
Postretirement benefits other than pensions	6,065	16,955

Total liabilities	64,022	84,018

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $0.50 per share, and entitled to one vote per share:
Authorized 15,000 shares, issued 9,116 shares	4,558	4,558
Capital in excess of par value of stock	28,951	28,910
Retained earnings	25,028	22,472
Accumulated other comprehensive income/(loss)	1,996	(6,287)
Treasury stock, at cost: 1,015 shares and 983 shares, respectively	(12,264)	(11,912)
Stock compensation arrangements, receivables and deferrals	-	(452)
Shareholders’ Equity	48,269	37,289
Total Liabilities and Shareholders’ Equity	$112,291	$121,307

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Capital Accounts
(000’s)
	Dec. 30, 2006		Dec. 31, 2005		Dec. 25, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock:
Balance, beginning of year	9,116	$4,558	9,116	$4,558	9,116	$4,558
Balance, end of year	9,116	$4,558	9,116	$4,558	9,116	$4,558

Capital in Excess of
Par Value of Stock:
Balance, beginning of year		$28,910		$29,292		$29,393
Adjustment to initially apply FAS 123(R)		41		-		-
Issuances (Terminations):
Management Stock Purchase Plan		-		(16)		(98)
Restricted Stock Grant and other awards		-		(366)		-
Tax benefits related to
Management Stock Purchase Plan		-		-		(3)
Balance, end of year		$28,951		$28,910		$29,292

Accumulated Other
Comprehensive Income/(Loss):
Balance, beginning of year		$(6,287)		$(2,398)		$(1,236)
Minimum pension liability,
net of taxes of $1,866, ($2,671), and ($810)		2,798		(3,909)		(1,162)
Adjustment to initially apply FAS 158,
net of taxes of $3,613, $0 and $0		5,421		-		-
Cash flow hedges,
net of taxes of $43, $14 and $0		64		20		-
Balance, end of year		$1,996		$(6,287)		$(2,398)

Treasury Stock:
Balance, beginning of year	(983)	$(11,912)	(939)	$(12,823)	(1,020)	$(12,545)
Management Stock
Purchase Plan:
Reacquired	-	-	(3)	(23)	(20)	(183)
Adjustment to initially apply FAS 123(R)	(14)	(197)	-	-	-	-
Net shares reissued (forfeited)
in connection with Restricted
Stock Grant and other awards	1	4	(29)	1,027	112	-
Purchase of Stock for Treasury	(19)	(159)	(12)	(93)	(11)	(95)
Balance, end of year	(1,015)	$(12,264)	(983)	$(11,912)	(939)	$(12,823)

Stock Compensation Arrangements
Receivables and Deferrals:
Balance, beginning of year		$(452)		$(103)		$(392)
Common stock repurchased / forfeited		-		240		242
Restricted Stock Grant		-		(846)		-
Note payments and amortization
of deferred compensation		72		257		47
Adjustment to initially apply FAS 123(R)		380		-		-
Balance, end of year		$-		$(452)		$(103)

See accompanying notes to consolidated financial statements

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

Fiscal Year
The company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal years 2006 and 2004 were a 52-week years. Fiscal year 2005 was a 53-week year.

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

Concentration of Credit
The company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables. Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations. The company’s top twenty customers represent 56.7% of its 2006 net sales, 56.1% of its 2005 net sales, and 57.9% of its 2004 net sales. The company’s largest customer, Wal-Mart, represents 18.4% of the net sales in 2006, 18.6% of the net sales in 2005, and 16.3% of the net sales in 2004. If any of the top twenty customers could not pay their current balance due, the company’s ability to maintain current profits could be adversely affected.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third-party distributors. For route area sales, the company sells to independent sales distributors who, in turn, sell to retailers. Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor. For sales made directly to a customer or a third-party distributor, revenue is recognized upon receipt of the products by the retailer or third-party distributor.

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories. When the company sells routes to independent sales distributors, it recognizes a gain or loss on the sale. Routes sold by the company are either existing routes that the company has previously purchased from an independent sales distributor, or newly established routes in new geographies. Any gain or loss recorded by the company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. Any potential impairment of net carrying value is reserved as identified. The company recognizes gains or losses on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the company as of the date of sale. In most cases, the company will finance a portion of the purchase price with interest bearing notes. Interest rates on the notes are based on Treasury yields plus a spread. The notes require full repayment of the loan amount. The company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

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

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Vehicles are depreciated over a range of five to ten years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset. Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a quarterly basis. Reserves are established for all spare parts that are no longer usable and have no fair market value. Capitalized computer hardware and software is depreciated over five years.

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

In accordance with SFAS No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available. These assets are recorded at the lower of their book value or fair value.

The company has a conditional asset retirement obligation relative to asbestos in its Philadelphia manufacturing facility. Because the company has not made any decision to retire, sell, demolish or abandon the facility, the fair market value of any conditional asset retirement obligation has not been determined. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. Because the settlement date or range of potential settlement dates of the obligation is not estimable, the company does not have sufficient information to estimate its obligation under FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations. The company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or be demolished.

In July 2006, the company received $1,600 in cash from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the company’s Fox Street property on which its corporate offices and a distribution center are located (the “Property”). In accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), income was not recognized when the cash was received in July 2006. SFAS 66 provides that proceeds from the issuance of an option by a property owner should be accounted for as a deposit, and profit shall not be recognized until the option expires or is exercised. On December 26, 2006, the company received notification from Keystone that it would not exercise its option to acquire the Property. Based upon the termination notice, the company recorded pre-tax gain of $1,600 during the fourth quarter of 2006.

Grants
The company receives grants from various government agencies for employee training purposes. Expenses for the training are recognized in the company’s income statement at the time the training takes place. When the proper approvals are given and funds are received from the government agencies, the company records an offset to the training expense already recognized.

In addition, in 2006, in conjunction with The Reinvestment Funds, Allegheny West Foundation and the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the “DCED”), the company activated Project Fresh Start (the “Project”). The Project is an entrepreneurial development program that provides an opportunity for qualified minority entrepreneurs to purchase routes from independent sales distributors. The source of grant monies for this program is the DCED. The grants are used by minority applicants to partially fund their purchase of an independent sales distribution route.

Because the Project’s grant funds merely pass through the company in its role as an intermediary, the company records an offsetting asset and liability for the total amount of grants as they relate to the project. There is no income statement impact related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The company expenses marketing costs, which include advertising and consumer promotions, as incurred. Marketing costs are included as a part of selling, general and administrative expense. Total marketing expenses, including direct marketing and marketing overhead costs, totaled $4,094, $3,320, and $2,725 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively.

Computer Software Costs
The company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. The majority of the company’s capitalized software relates to the implementation of our ERP system and handheld computer systems.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense. Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of goods sold.

Retirement Plans
The company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the company’s actuarial consultants advise to be appropriate. In 1987 the company elected to immediately recognize all gains and losses in excess of the pension corridor.

The company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants. These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile. The use of the above estimates and assumptions, market volatility and the company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the company to experience significant changes in its pension expense or income from year to year. Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit plans and other postretirement benefit plans. The company’s required adoption date for FAS 158 is its fiscal year-end, December 30, 2006.

The company amended the Pension Plan to freeze benefit accruals effective March 26, 2005. Effective March 27, 2005, the company adopted a new company funded retirement plan, which is a defined contribution benefit (the “DC Plan”) that replaces the benefit provided in the defined benefit plan (“DB Plan”). See Note 9 in the financial statements. In the DC Plan, the company contributes cash weekly into individual accounts for eligible employees. The contributions are equal to a percentage of an employee’s eligible compensation and increase in pre-established increments based on a combination of the employee’s age and years of credited service.

Derivative Instruments
The company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. These contracts are accounted for as cash flow hedges. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability. The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations.

Treasury Stock
Treasury stock is stated at cost. Cost is determined by the FIFO method.

Accounting for Income Taxes
The company accounts for income taxes under the asset and liability method, in accordance with FAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to be recovered or settled.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock is equal to the ending price of Tasty Baking Company shares on the date of grant. FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on the company’s historical forfeiture experience. The company calculated its historical pool of windfall tax benefits.

Recent Accounting Statements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of the adoption of FIN 48 on the consolidated financial statements of the company.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), effective for fiscal years ending on or after November 15, 2006. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB 108 permits existing public companies to record the cumulative effect of initially applying the "dual approach" in the first year ending after November 15, 2006 by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 had no impact on the company’s financial position or results of operations.

On September 15, 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. This statement is effective for the 2008 fiscal year, although early adoption is permitted. The company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 157.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  FAS 158 changes balance sheet accounting and requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit pension and other postretirement benefit plans. The company’s adoption date for FAS 158 is its fiscal year-end, December 30, 2006.

The funded status that the company will report on its balance sheet under FAS 158 is  measured as the difference between the fair market value of plan assets and the benefit obligation on a plan-by-plan basis. The company’s defined benefit plans include an under-funded DB Plan, unfunded DB SERP, and an unfunded DB Directors’ Retirement Plan. Additionally, the company has an unfunded other postretirement benefit (“OPEB”) plan.

FAS 158 requires that previously disclosed but unrecognized gains/losses, prior service costs/credits, and transition assets/obligations be recognized at adoption as a component of shareholders’ equity in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. FAS 158 also requires that for each underfunded plan, an amount equal to the next 12 months’ expected benefit payments in excess of the plan's current assets be classified as a current liability. The remainder is to be classified as a non-current liability.

The required transition method of adoption for FAS 158 is prospective. Prior period statements will not be restated.

The adoption of FAS 158 did not have a significant effect on the company’s balance sheet for the defined benefit plans since it had recognized an additional minimum liability in 2005 in conjunction with the DB Plan. The balance sheet is impacted by the adoption of FAS 158 for its OPEB liability. Upon the adoption of FAS 158, the company recognized an immediate reduction in its OPEB liability of $9,038, with a corresponding increase in AOCI of $5,423, net of tax effects of $3,615.

The following represents the effect of FAS 158 adoption within the Consolidated Balance Sheets as of December 30, 2006:
December 30, 2006 Prior to SFAS 158 Adjustments*	SFAS 158 Adjustments	December 30, 2006 Post SFAS 158 Adjustments
Deferred income taxes, long term	$8,209	$(3,613)	$4,596
Other accrued liabilities	4,823	526	5,349
Accrued pension	19,246	(522)	18,724
Postretirement benefits other than pensions	15,103	(9,038)	6,065
Accumulated other comprehensive income (loss)	(3,425)	5,421	1,996
* Includes effects of additional minimum liability that were recognized at December 30, 2006

In February 2007, the FASB issues Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 159.

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

In the fourth quarter 2005, the company incurred a $145 restructure charge related to specific arrangements made with certain employees who departed the company. The company also incurred a $77 restructure charge related to rent, utility and security charges for closed thrift stores that were previously underestimated. The company recognized net restructure charge reversals in 2005 of $151. In addition, the company reclassified $208 of the restructuring liability related to accrued liabilities for ongoing services to certain employees who departed the company.

RESTRUCTURE RESERVE ACTIVITY

	Lease obligations	Severance	Other	Total
Balance December 27, 2003	$813	$1,485	$77	$2,375
2004 Reversal of reserve, net of adjustments	4	-	5	9
2004 Payments	(410)	(893)	(44)	(1,347)
Balance December 25, 2004	407	592	38	1,037
2005 Restructure charges	-	136	9	145
2005 Reclassification of severance related items	-	(208)	-	(208)
2005 Reversal of reserve, net of adjustments	40	(151)	37	(74)
2005 Payments	(319)	(281)	(53)	(653)
Balance December 31, 2005	128	88	31	247
2006 Payments	(128)	(88)	(31)	(247)
Balance December 30, 2006	$-	$-	$-	$-

3.  Inventories

Inventories are classified as follows:

	Dec. 30, 2006	Dec. 31, 2005
Finished goods	$1,575	$1,556
Work in progress	159	173
Raw materials and supplies	5,192	4,743
	$6,926	$6,472

4.  Long-Term Receivables from Independent Sales Distributors

The company’s sales distribution routes are primarily owned by independent sales distributors who purchased the exclusive right to sell and distribute Tastykake® products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. Most route purchase activities involve transactions between existing and new independent sales distributors. At December 30, 2006, and December 31, 2005, interest-bearing notes receivable (based on treasury yields plus a spread) of $12,280 and $12,432, respectively, are included in current and long-term receivables in the accompanying consolidated balance sheets. During 2006, the company sold four company owned routes to independent sales distributors. The gain of $48 on these sales was recognized in 2006 and notes receivable in the amount of $75 were established. During 2005, the company sold three company owned routes to independent sales distributors. The gain of $97 on these sales was recognized in 2005 and notes receivable in the amount of $100 were established.

5.  Notes Payable and Long-Term Debt

On September 13, 2005, the company entered into an Amended Credit Agreement to replace its prior credit facility. The Amended Credit Agreement increased the commitment from $30 million to $35 million; changed the terms from secured to unsecured; extended the maturity from a three year term to a five year term expiring in September 2010; eliminated the short-term portion and reduced the interest rate margins and the commitment fees charged to the company as described in the Amended Credit Agreement. Modifications have also been made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 30 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement will be used for general corporate purposes and such other uses as permitted.

On September 13, 2005, the company also entered into a term loan for $5.3 million. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement. The entire proceeds of the term loan were used to fund a voluntary contribution to the DB Plan.

On December 19, 2005, the company also entered into a mortgage loan of $2.15 million which is secured by the Hunting Park Bakery as collateral, and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for a total purchase price of $4.7 million from the company’s DB Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

In order to hedge a portion of the company’s exposure to changes in interest rates the company entered into a five-year $6 million interest rate swap on August 3, 2005, with a fixed LIBOR rate of 4.64%. The company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively. Also on December 21, 2005 the company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%. The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.

Notes payable, banks, and current portion of long term debt consists of the following:
Dec. 30, 2006	Dec. 31, 2005
Current portion of long term debt, with interest at or below the prime rate
(6.04% at December 30, 2006 and December 31, 2005)	$631	$631

Long-term debt consists of the following:
Credit Facility, with interest at or below the prime rate
(6.17% at December 30, 2006 and 5.64% at December 31, 2005)	$9,550	$13,300
Term Loan 1, with interest at or below the prime rate
(5.77% at December 30, 2006 and December 31, 2005)	4,505	4,858
Term Loan 2, with interest at or below the prime rate
(6.34% at December 30, 2006 and December 31, 2005)	2,196	2,366
Mortgage Loan, with interest at or below the prime rate
(6.48% at December 30, 2006 and December 31, 2005)	1,926	2,034

Total long-term debt	$18,177	$22,558

The aggregate amount of long-term debt maturing in each of the next five years is $631 in 2007, $631 in 2008, $631 in 2009, $15,312 in 2010 and $108 in 2011.

6.  Obligations under Capital Leases

Obligations under capital leases consist of the following:
Dec. 30, 2006	Dec. 31, 2005
Capital lease obligation, with interest at 5.7%, payable in monthly installments of $45 through October 2007	$476	$974
Capital lease obligation, with interest at 5.7% payable in monthly installments of $3 through March 2008	59	94

	535	1,068
Less current portion	327	534

	$208	$534

7.  Commitments and Contingencies

The company leases certain distribution facilities, machinery, automotive and computer equipment under noncancelable lease agreements. The company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. On December 20, 2005, the company purchased the Hunting Park Bakery and Land from the Pension Plan for $4.7 million. Previously, the company was leasing the facility from the Plan under a capital lease. Property, plant and equipment relating to capital leases were $2,234 at December 30, 2006, and $2,234 at December 31, 2005, with accumulated amortization of $1,881 and $1,162, respectively. Depreciation and amortization of assets recorded under capital leases was $719 in 2006 and $766 in 2005.

The following is a schedule of future minimum lease payments as of December 30, 2006:
Capital Leases	Noncancelable Operating Leases
2007	$525	$333
2008	24	293
2009	-	88
2010	-	68
2011	-	59
Later years	-	189
Total minimum lease payments	$549	$1,030
Less interest portion of payments	14
Present value of future minimum lease payments	$535

Rental expense was approximately $2,732 in 2006, $2,792 in 2005, and $2,474 in 2004.

In connection with a workers’ compensation insurance policy, the company has obtained Standby Letters of Credit in the amount of $2,885 which are required by its insurance carriers in order to guarantee future payment of claims.

The company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $65,000 to $70,000 annually. The majority of these items are obtained by purchase orders on an as needed basis. At December 30, 2006, the company had $3,300 in purchase commitments that extended beyond twelve months but were shorter than three years. At December 30, 2006, the company had $1,300 in one purchase commitment that extended five years.

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors. The Court dismissed with prejudice Plaintiffs first claim in March 2000. As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors, consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company. On July 30, 2006, the court granted the company’s motion for summary judgment on the second claim. On August 29, 2006, the plaintiffs appealed the decisions on each of the claims. The company believes the case to be without merit and is defending the matter vigorously. The company has not established any reserve in the event that the ultimate outcome of this litigation proves unfavorable to the company. If this matter is determined adversely to the company, the ultimate liability arising therefrom could be material to its financial condition and results of operations.

The company is also involved in certain other legal and regulatory actions, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the company. However, if one or more of such matters were determined adversely to the company, the ultimate liability arising therefrom is not expected to be material to the financial position of the company, but could be material to its results of operations in any quarter or annual period.

8.  Defined Benefit Retirement Plans

The company maintains a partially funded noncontributory DB Plan providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The company maintains a DB SERP for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan. See Note 9 for more information. The company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

Effective February 15, 2007, benefits accruals under the Directors’ Retirement Plan were frozen for current directors and future directors were precluded from participating in the plan. Participants are credited for service under the Director Retirement Plan after February 15, 2007 solely for vesting purposes. On February 15, 2007, the Board of Directors approved a Deferred Stock Unit Plan (the “DSU Plan”). The DSU Plan provides that for each fiscal quarter, the company will credit DSUs to the director’s account equivalent in value to $4 on the last day of such quarter, provided that he or she is a director on the last day of such quarter. Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board. The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

In December 2004, the company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005. As a result of the DB Plan amendment, a re-measurement occurred at November 30, 2004. The re-measurement resulted in the recognition of a pre-tax non-cash loss of $508 as of November 30, 2004, which was the amount of the unrecognized loss outside the pension corridor. There was also a one-time curtailment charge of $263 attributable to the recognition of the remainder of unrecognized prior service cost at November 30, 2004. As a result of the DB Plan amendment, there was a reduction of the PBO of $6,718 immediately after the November 30, 2004 re-measurement, which reduced the net unrecognized loss of the plan within the corridor.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Actuarial loss	$66
Prior service (credit)	(17)
Total	$49

Effective March 27, 2005, the company adopted a new company funded DC Plan which is a defined contribution benefit that replaces the benefit provided in the DB Plan. See Note 9 in the financial statements.

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

The components of the pension cost for the DB Plan, DB SERP, and Directors’ plans are:

	2006	2005	2004
Service cost-benefits earned during the year	$40	$339	$1,657
Interest cost on projected benefit obligation	4,952	4,938	5,288
Expected return on plan assets	(5,123)	(5,181)	(5,174)
Prior service cost amortization	(17)	(18)	10
Actuarial loss recognition	70	52	50
Actuarial loss recognition, in excess of corridor	-	-	508
Curtailment charge	-	-	263
SERP amendment	-	-	(153)
Net pension amount charged to (income) expense:	$(78)	$130	$2,449

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of these plans:
2006	2005
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$90,992	$85,676
Service cost	40	339
Interest cost	4,952	4,938
Actuarial (gain)/loss	(2,526)	5,874
Benefits paid	(6,221)	(5,835)
Projected benefit obligation, end of year	$87,237	$90,992

Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$90,954	$85,647
Accumulated benefit obligation, end of year	$87,206	$90,954

Change in Pension Plan Assets
Fair value of plan assets, beginning of year	$66,461	$62,113
Actual return on plan assets	7,224	4,378
Voluntary company contribution	-	5,300
Required company contribution	523	505
Benefits paid	(6,221)	(5,835)
Fair value of plan assets, end of year	$67,987	$66,461

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(19,250)	$(24,531)
Unrecognized actuarial loss	-	10,595
Unrecognized prior service cost	-	(63)
Net liability recognized in balance sheet, end of year	$(19,250)	$(13,999)

Amounts Recognized in the Statement of Financial Position consists of:
Current liability	$(526)	$(560)
Non-current liability	(18,724)	(13,439)
Net amount recognized, end of year	$(19,250)	$(13,999)
Additional minimum pension liability, non current	$-	$(10,511)

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 5.90% for fiscal year 2006, 5.65% for fiscal year 2005, and 5.80% for fiscal year 2004. The expected long-term rate of return on assets was 8.0% and 8.5% for fiscal years 2006 and 2005, respectively. No rate of compensation increase applies to 2006 or 2005 since the Plan’s participants are not accruing additional benefits after March 26, 2005. At the end of 2005, the DB Plan adopted the use of an updated mortality table determining its liabilities. Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor. The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 5.90% discount rate and 8.0% expected return on assets:
Impact on Pension Expense without Corridor Recognition	Impact on Pension Expense with Full Corridor Recognition	Impact on Projected Benefit Obligation
25 basis point decrease in discount rate	$(75)	$1,879	$2,171
25 basis point increase in discount rate	67	(1,837)	(2,115)
25 basis point decrease in return on assets assumption	163	163	-
25 basis point increase in return on assets assumption	(163)	(163)	-

As of December 30, 2006, the DB Plan’s corridor is $8,157. This compares to unrecognized actuarial losses of $4,360 as of December 30, 2006. Any actuarial losses in excess of the corridor would be charged immediately to the income statement in 2007.

Expected Cash Flows
Information about cash flows for the pension plans follows:

Employer Contributions
2007 (expected) to plan trusts	$-
2007 (expected) to plan participants	$526

Benefit Payments From:	Plan Trust	Company Assets
2007	$5,604	$525
2008	5,679	520
2009	5,752	513
2010	5,783	506
2011	5,804	504
2012-2016	29,286	2,502

Investment Strategy
The investment strategy of the DB Plan is based on the Statement of Investment Policy, which was designed by the company in corroboration with an outside investment consultant. There is a pension committee that consists of a number of the company’s employees assisted by the third party investment advisor that evaluates performance quarterly. The policy and the underlying asset allocation was created by analyzing both the current and the long-term payout stream and modeling various asset allocation scenarios around the liability data. The asset-liability analysis was used to create an investment strategy which provides the highest likelihood of generating returns sufficient to meet the payout requirements, while preserving capital in down markets and minimizing downside return volatility.

The asset allocation for the Pension Plan at the end of 2006 and 2005, and the target allocation for 2007 by asset category follows:
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	for 2007	2006	2005
Equity securities	50%	56%	56%
Debt securities	40%	44%	29%
Tactical asset allocation	-%	-%	11%
Other	10%	-%	4%
Total	100%	100%	100%

Equity securities include Tasty Baking’s common stock which is less than 1% of plan assets at the end of 2006 and 2005. Tactical asset allocation represents an investment strategy where mutual fund managers will attempt to increase returns by changing that fund’s investment between fixed income and equity securities as market conditions warrant outlined by limits established by each fund’s prospectus.

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

Effective March 27, 2005, the company merged the Tasty Baking Oxford, Inc. 401(k) Savings Plan (“Oxford Plan”) into the Tasty Baking Company 401(k) Thrift Plan (“Thrift Plan”) and renamed the merged plans as the Tasty Baking Company 401(k) and Company Funded Retirement Plan (“Retirement Plan”). All assets of the Oxford Plan were transferred to the Retirement Plan immediately after the effective date of the merger. In the Retirement Plan, all participants will receive a company match of 50% of their elective deferrals that do not exceed 4% of their compensation as defined in the Retirement Plan. In the Retirement Plan, the waiting period for participation has been eliminated. Participants will be offered a broad array of investment choices. Company contributions charged against income totaled $602 in 2006 and $582 in 2005.

In addition, as a replacement for the company’s DB Plan which was frozen as of March 26, 2005, the company will make weekly contributions to the Retirement Plan for all eligible employees. As noted above, these contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year. All employees will receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. Employees at March 27, 2005, who have 20 years of service or 10 years of service and 60 points, received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary. The “grandfathered” contribution percentage is fixed as of March 27, 2005, and will be paid weekly with the regular contribution until those covered employees retire or separate from the company. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates. For 2006 and 2005, $1,826 and $1,613, respectively, was contributed to the DC Plan for all eligible employees.

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

Effective October 2004, the company converted the DB SERP for one eligible active employee from an unfunded defined benefit to an unfunded defined contribution SERP (“DC SERP”) to be consistent with the changes in the DC Plan. As a result of the change, $153 was transferred to the defined contribution liability from the defined benefit liability. The total DC SERP expense for 2006 was $266. The total DC SERP liability as of December 30, 2006, was $674. The total DC SERP expense for 2005 was $189. The total DC SERP liability as of December 31, 2005, was $408.

10.  Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the company also provides certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB). These benefits are provided through contracts with insurance companies and health service providers.

Certain changes were made to the company’s postretirement benefits that resulted in a reduction of the PBO. Effective November 1, 2005, the company announced that it was amending the medical benefits paid for retirees by eliminating coverage for most post-65 retirees as of January 1, 2006. Coverage will be maintained for all pre-65 retirees and for certain post-65 retirees who had qualifying dependents that were pre-65. This change was made in response to the implementation of Medicare Part D which made non-sponsored plans financially more favorable to most post-65 retirees. Changes to retiree life insurance benefits were also simultaneously announced with the medical benefit changes effective as of January 1, 2006. Life insurance for incumbent retirees at company group rates was capped at $20 of coverage. Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit.

Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. FAS 158 requires initial application for fiscal years ending after December 15, 2006.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Expected amortization of prior service (credit)	$(1,830)
Expected amortization of net (gain)	(118)
Total	$(1,948)

The net periodic postretirement benefit cost included the following components:
2006	2005	2004
Service cost	$273	$402	$415
Interest cost	359	673	953
Net amortization and deferral	(1,948)	(765)	-
Total FAS 106 Net Periodic Postretirement (Income) Expense	$(1,316)	$310	$1,368

The following table sets forth the change in projected benefit obligation funded status of the postretirement benefit plan and the net liability recognized in the Company's balance sheet at December 31, 2006 and December 30, 2005:
2006	2005
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$6,810	17,581
Service cost	273	402
Interest cost	359	673
Actuarial (gain)	(218)	(1,171)
Benefits paid	(555)	(817)
Change in plan provisions	-	(9,858)
Projected benefit obligation, end of year	$6,669	$6,810

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(6,669)	$(6,810)
Unrecognized prior service cost	-	(9,155)
Unrecognized net gain	-	(1,614)
Net liability recognized in balance sheet, end of year	$(6,669)	$(17,579)
Less current liability	604	624
Net long term liability recognized in balance sheet, end of year	$(6,065)	$(16,955)

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 5.8% in 2006, 5.6% in 2005, and 5.6% in 2004, and an assumed compensation increase rate of 3.5% in 2006 and 2005.

For 2006, the health care cost trend rates are anticipated to be 11.0% for HMO-type health plans, gradually declining to 5.0% in five years and remaining at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amounts reported.
Effect of health care trend rate	2006	2005	2004
1% increase effect on accumulated benefit obligation	$260	$279	$847
1% increase effect on periodic cost	44	84	82
1% decrease effect on accumulated benefit obligation	238	252	750
1% decrease effect on periodic cost	40	73	72

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative accounting guidance was issued. After analyzing its current medical coverages for retirees and the alternative options available to them, the company decided to forgo applying for the federal prescription drug subsidy. Further, effective with its announcement on November 1, 2005, the company amended the medical benefits it provides to retirees by eliminating medical and prescription drug coverage for most post-65 retirees as of January 1, 2006. Accordingly, since medical benefits for post-65 retirees were eliminated, the accounting expense and benefit obligations disclosed above do not reflect any reduction for expected federal prescription drug subsidies. The reduction of the non-current OPEB liability results primarily from the benefit changes noted above and the amounts recorded in Accumulated Other Comprehensive Income will be amortized over future periods.

Expected Cash Flows
Information about cash flows for the postretirement benefits other than pensions follows:
Employer Contributions
2007 (expected) to benefits providers	$604

Expected Future Benefit Payments From:	Company Assets
2007	$604
2008	595
2009	629
2010	663
2011	660
2012-2016	3,279

11.  Stock Compensation

At the 2006 Annual Meeting of Shareholders of the company held on May 11, 2006, the company's shareholders approved the Tasty Baking Company 2006 Long Term Incentive Plan (the "2006 Plan") as adopted by the company's Board of Directors (the "Board") on March 24, 2006. The aggregate number of shares reserved and available for grant under the Plan is 350,000 shares of the company’s common stock.

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

The company also has an active 2003 and 1997 Long Term Incentive Plan. The aggregate number of shares available for grant under the 2003 plan is 51,094 and under the 1997 plan is 105,661. The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan. A notable difference is that the 1997 plan can award shares only to employees of the company while the 2003 plan can only award shares to employees and directors of the company. Under the terms of the 1997 Long Term Incentive Plan, options to purchase a total of 375,000 common shares may be granted to key executives of the company. Upon grant, options become exercisable in five equal installments beginning on the date of grant until fully exercisable after four years. The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the company terminates. The company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long Term Incentive Plan.

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

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remain unchanged. The company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the currently unvested options are not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting is to enable the company to avoid recognizing compensation expense associated with these options in future periods as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment, which the company adopted by January 1, 2006. As a result of the acceleration of vesting, the company reduced the non-cash, pre-tax compensation expense it would otherwise have been required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

A summary of stock options as of December 30, 2006 is presented below:
	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at Dec. 31, 2005	602	$10.51
Granted	-	-
Forfeited	(146)	10.51
Exercised	-	-
Outstanding at December 30, 2006	456	$10.52	5.79	$1,098
Options exercisable at Dec. 30, 2006	456	$10.52	5.79	$1,098

As of December 30, 2006, there was no unrecognized compensation related to nonvested stock options, and there were no options granted and there was no cash received from option exercises during 2006.

The company recognizes expense for restricted stock using the straight-line method over the requisite service period. A summary of the restricted stock as of December 30, 2006 is presented below:
	Shares (000s)	Weighted -Average Fair Value
Nonvested at December 31, 2005	82	$8.00
Granted	136	7.43
Forfeited	(38)	7.62
Exercised	-	-
Nonvested at December 30, 2006	180	$7.65

As of December 30, 2006, there was $842 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 3.68 years. Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $287 and $212 for the year ended December 30, 2006 and December 31, 2005, respectively.

The following table provides certain information with respect to stock options outstanding and exercisable at December 30, 2006:
2006	2005	2004
	Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	455	$10.35	519	$10.89	739	$11.50
Less: Exercises	-	-	-	-		-
Forfeitures	(107)	10.06	(65)	12.24	(261)	13.76
	348		454		478
Granted	-	-	1	7.55	41	9.66
Outstanding at end of year	348	$10.43	455	$10.35	519	$10.89
Options exercisable at year-end	348		455		206
Weighted-average fair value of
options granted during the year		-		$2.50		$2.70

The following table provides certain information with respect to stock options outstanding and exercisable at December 30, 2006:
	Outstanding Options			Exercisable Options
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$7.55-$11.50	343	6.4	$10.33	343	$10.33
$18.31	5	1.0	$18.31	5	$18.31
	348			348

A summary of the status of options granted to the Directors by the company for the fiscal years 2006, 2005 and 2004 is presented below:
2006	2005	2004
	Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	147	$11.00	144	$11.19	139	$11.19
Less: Exercises	-	-	-	-	-	-
Forfeitures	(39)	11.46	(7)	10.78	-	-
	108		137		139
Granted	-	-	10	8.65	5	10.78
Outstanding at end of year	108	$10.84	147	$11.00	144	$11.19
Options exercisable at year-end	108		147		105
Range of exercise prices	$8.65 to $11.60		$8.65 to $11.60		$10.24 to $11.60

Weighted-average fair value of
options granted during the year		$-		$2.44		$2.87

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions.

12.  Capitalization of Interest Costs

The company capitalizes interest as a component of the cost of significant construction projects. The following table sets forth data relative to capitalized interest:
	2006	2005	2004
Total interest	$1,556	$1,420	$1,254
Less: Capitalized interest	76	50	-
Interest expense	$1,480	$1,370	$1,254

13.  Other Income, Net

Other income, net consists of the following:
2006	2005	2004
Interest income	$863	$794	$789
Other, net	177	128	340
	$1,040	$922	$1,129

14.  Income Taxes

The effective tax rates were a provision of 36.2% in 2006, 30.9% in 2005, and 32.7% in 2004. The rates differ from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision for income taxes as follows:
2006	2005	2004
Statutory tax provision	$2,234	$908	$628
State income taxes, net of
federal income tax benefit/(credit)	54	42	(228)
Addition to (release of) tax reserves	124	(79)	18
Valuation allowance	-	-	120
Non-deductible expenses and other	(36)	(46)	66
Provision for income taxes	$2,376	$825	$604

Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the company’s deferred income tax assets (liabilities) are as follows:
	2006	2005
Postretirement benefits other than pensions	$1,227	$7,352
Pension and employee benefit costs	8,609	10,255
Depreciation and amortization	(8,830)	(8,995)
Vacation pay	931	1,035
Provision for doubtful accounts	755	848
Restructure charge	-	190
Charitable contributions	711	718
Net operating loss carryforwards	2,558	2,963
Unused federal tax credits	253	256
Unused state tax credits	716	716
Valuation allowance	(406)	(406)
Other	1,112	446
Net deferred tax asset	7,636	15,378
Less: current portion	3,040	2,127
	$4,596	$13,251
Prior year amounts have been reclassified for comparative purposes.

The company has recorded a gross state deferred income tax asset of $1,543 for the benefit of state income tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2018 and 2026. The company has recorded a deferred income tax asset of $1,015 for the benefit of federal income tax NOLs. Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The company has recorded a net state deferred income tax asset in the amount of $716 for unused state tax credits, most of which expire in varying amounts between 2007 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the state credits. A valuation allowance in the amount of $406 has been established for some of the state credits that management believes will not be realized since the NOLs must be utilized before the state credits.

15.  Accumulated Other Comprehensive Income/(Loss)

	Pension Plan	Interest Rate Swap	OPEB Plan	Total	Comprehensive Income (Loss)
Balance at January 1, 2004	$(1,236)	$-	$-	$(1,236)
Net income 2004					$1,243
2004 Activity, net of tax of $151, $0 and $0	(1,162)	-	-	(1,162)	(1,162)
Balance at December 25, 2004	(2,398)	-	-	(2,398)	$81
Net income 2005					1,843
2005 Activity, net of tax of $2,656, $16, and $0	(3,909)	20	-	(3,889)	(3,889)
Balance at December 31, 2005	(6,307)	20	-	(6,287)	$(2,046)
Net income 2006					4,196
2006 Activity, net of tax of $1,866, $43 and $0	2,798	64	-	2,862	2,862
FAS 158 Adoption adjustment net of tax $2, $0 and $3,615	(2)	-	5,423	5,421	-
Balance at December 30, 2006	$(3,511)	$84	$5,423	$1,996	$7,058

16.  Net Income per Common Share

(000’s, except per share amounts)

The following is a reconciliation of the Basic and Diluted net income per common share computations:
2005	2005	2004
Net income per common share - Basic:
Net income	$4,196	$1,843	$1,243
Weighted-average shares outstanding	8,045	8,056	8,085
Basic per share amount	$.52	$.23	$.15

Net income per common share - Diluted:
Net income	$4,196	$1,843	$1,243
Weighted-average shares outstanding	8,045	8,056	8,085
Dilutive options and stock	191	98	34
Total diluted shares	8,236	8,154	8,119
Diluted per share amount	$.51	$.23	$.15

Item 9.  Changes and Disagreements with Accountants

None

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

Management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 30, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 30, 2006.

Management’s Report on Internal Control over Financial Reporting

The management of Tasty Baking Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment using the COSO criteria, management concluded that the company’s internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Previously Reported Material Weaknesses

In the Form 10-K as of and for the fiscal year ended December 31, 2005, the company identified two material weaknesses in its assessment of the effectiveness of internal control over financial reporting. The two previously reported material weaknesses were: (i) a lack of effective controls over the completeness and accuracy of deferred income tax assets and liabilities and the related tax provision; and (ii) a lack of effective controls over the validity of general ledger journal entries. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During 2006, the company implemented remedial actions with respect to its internal control over financial reporting to effectively remediate the previously reported material weaknesses, which weaknesses are further described in the 2005 Form 10-K. Specifically, the following remedial controls were implemented:
•
In the third quarter, the Corporate Controller, Plant Controllers or Senior Manager of Accounting and Reporting began reviewing every balance sheet reconciliation in detail per the internally published reconciliation schedule.

•
In the second quarter, the company retained an outside tax specialist to review, validate and improve the company’s tools and processes utilized to ensure compliance with SFAS 109, Accounting for Income Taxes. The tax specialist worked with the company to effectively develop and implement a new income tax provision calculation model.

The company has undertaken and completed, as appropriate, its testing to validate compliance with the enhanced policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls related to its accounting for income taxes and controls over journal entries have been significantly improved and that the above referenced material weaknesses in internal control over financial reporting have been remediated as of December 30, 2006.

Changes in Internal Control over Financial Reporting

The company's management implemented a change in its internal control over financial reporting during the quarter ended December 30, 2006 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Specifically, the following remedial controls were implemented:
•
In the fourth quarter, the company's CFO began performing additional review procedures to ensure the completeness and accuracy of deferred income tax assets and liabilities and the related tax provision.

•
In the fourth quarter, management completed the implementation of a security strategy for the ERP system. This has addressed the control deficiencies surrounding the potential access of unauthorized personnel with respect to posting journal entries.

Item 9B.  Other Information

None.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10.  Directors and Executive Officers

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the company, periods of service as executive officer, and business experience for executive officers of the company are set forth in the Proxy Statement in the section entitled “Executive Officers,” which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “Meetings and Committees of the Board,” which information is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the company during 2006, and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers,” “Meetings and Committees of the Board - Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,”  “Report of Compensation Committee on Executive Compensation” and “Compensation of Directors,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of the company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer, of the company during 2006 and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Ownership of Tasty Common Stock,” which information is incorporated herein by reference.

Information regarding equity compensation plans is set forth in the Proxy Statement in the section entitled “Securities Authorized by Issuance Under Equity Compensation Plans,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information concerning the independence of each director or nominee for director of the Company is set forth in the Proxy Statement in the section entitled “Corporate Governance - Director Independence,”  “Meetings and Committees of the Board - Committees of the Board,” which information is incorporated herein by reference.

There are no relationships or related transactions to report.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services, and the pre-approval policy for services by the independent accounting firm, is set forth in the Proxy Statement in the sections entitled, respectively, “Fees Paid to the Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART IV

Item 15: Exhibits and Financial Statement Schedules

For the Fiscal Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

Item 15(a)(1).

The audited consolidated financial statements of the company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the company and its subsidiaries for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, is included on page 53 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3). Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(3)	(a)	Articles of Incorporation of company as amended and restated are incorporated herein by reference to Exhibit 3 to the Form 10-Q report for the 39 weeks ending September 25, 2004.

	(b)	By-laws of company, as amended and restated on October 31, 2005, are incorporated herein by reference to Exhibit 3.1 to Form 10-Q report of company for the 39 weeks ending September 24, 2005.

(10)	# (a)	2006 Long Term Incentive Plan, effective as of March 24, 2006, is incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of the Shareholders on May 11, 2006, filed on or about May 17, 2006.

	# (b)	2003 Long Term Incentive Plan, effective as of March 27, 2003, is incorporated herein by reference to Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March 31, 2003.

	# (c)	1997 Long Term Incentive Plan, effective as of December 16, 1997, is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998, filed on or about March 25, 1988.

	* # (d)	Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan.

	# (e)	Form of Restricted Stock Agreement for the 2003 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(u) to Form 10-K report of company for fiscal 2005.

	# (f)	Form of Restricted Stock Agreement for the 1997 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(t) to Form 10-K report of company for fiscal 2005.

	# (g)	Tasty Baking Company Annual Incentive Plan, dated as of July 27, 2006, is incorporated herein by reference to Exhibit 99.6 to Form 8-K, filed on or about July 31, 2006.

# (h)
Form of Amended and Restated Restricted Stock Award Agreement between the company and certain executive officers, dated March 1, 2006, amending and restating certain Restricted Stock Award Agreements, dated October 29, 2004, previously entered into pursuant to the 2003 Long Term Incentive Plan, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal 2005.

	# (i)	Form of Stock Option Grant Agreement for the 1997 and 2003 Long Term Incentive Plans is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of company for fiscal 2005.

# (j)
Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987, and April 19, 1991.

# (k)
Trust Agreement, dated as of November 17, 1989, between the company and Wachovia Bank, N.A. (formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of company for 1994.

# (l)
Supplemental Executive Retirement Plan, dated February 18, 1983, and amended May 15, 1987 and April 22, 1988, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of company for fiscal 1991.

* # (m)	Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors.

* # (n)	Amendment to the Tasty Baking Company Retirement Plan for Directors dated February 15, 2007.

* # (o)	Tasty Baking Company Deferred Stock Unit Plan for Directors effective as of February 15, 2007.

# (p)
Trust Agreement, dated January 19, 1990, between the company and Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of company for fiscal 1995.

# (q)	Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of company for fiscal 1992.

# (r)
1993 Replacement Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994, for the Annual Meeting of Shareholders on April 22, 1994.

(s)	Option Agreement, dated July 2, 2006, between the company and Keystone Redevelopment Partners, LLC, is incorporated herein by reference to Exhibit 10(a) to Form 8-K, filed on or about July 11, 2006.

* (t)	Termination of Option Agreement dated as of December 26, 2006, between the company and Keystone Redevelopment Partners, LLC.

(u)
Agreement of Sale and Purchase of Real Estate located at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania, dated December 19, 2005, between the company and Wachovia Bank, N.A., as Trustee of the company’s pension plan, is incorporated herein by reference to Exhibit 10(s) to the Form 10-K report of company for fiscal 2005.

(v)
First Amendment to Credit Agreement dated as of November 2, 2006, by and among the company, PNC Bank, N.A. and Citizens Bank of Pennsylvania is incorporated herein by reference o Exhibit 10(g) to Form 10-Q report of company for the 39 weeks ended September 30, 2006.

(w)
Amended and Restated Credit Agreement, dated as of September 13, 2005, between the company and PNC Bank, NA and Citizens Bank of Pennsylvania is incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2005.

(x)
Loan Agreement, dated as of September 13, 2005, between the company and Citizens Bank of Pennsylvania and Forms of Initial Term Note, Secondary Term Note and Mortgage Term Note are incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 16, 2005.

# (y)	Form of Change of Control Agreement between the company and certain executive officers is incorporated herein by reference to Exhibit 99.2 to Form 8-K, filed on or about July 31, 2006.

# (z)	Amended and Restated Change of Control and Employment Agreement, dated as of July 27, 2006, between the company and David S. Marberger is incorporated herein by reference to Exhibit 99.3 to Form 8-K, filed on or about July 31, 2006.

# (aa)
Amended and Restated Employment Agreement, dated as of July 27, 2006, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 99.4 to Form 8-K, filed on or about July 31, 2006.

# (ab)
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of July 27, 2006, between the company and Charles P. Pizzi is incorporated herein by reference to Exhibit 99.5 to Form 8-K, filed on or about July 31, 2006.

* (21)		Subsidiaries of the Company.

* (23)	(a)	Consent of Independent Registered Public Accounting Firm.

* (31)	(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (31)	(b)	Certification of David S. Marberger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (32)		Certification of Charles P. Pizzi, Chief Executive Officer, and David S. Marberger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith
#	Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period
Description
Deducted from applicable assets:
Allowance for doubtful accounts:
For the fiscal year ended December 30, 2006	$3,272	$369	$1,186	$2,455
For the fiscal year ended December 31, 2005	$4,848	$226	$1,802	$3,272
For the fiscal year ended December 25, 2004	$3,648	$1,627	$427	$4,848
Inventory valuation reserves:
For the fiscal year ended December 30, 2006	$110	$302	$335	$77
For the fiscal year ended December 31, 2005	$141	$254	$285	$110
For the fiscal year ended December 25, 2004	$232	$294	$385	$141
Spare parts inventory reserve for obsolescence:
For the fiscal year ended December 30, 2006	$173	$162	$187	$148
For the fiscal year ended December 31, 2005	$161	$21	$9	$173
For the fiscal year ended December 25, 2004	$56	$19	$(86)	$161

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

March 14, 2007	/s/ Charles P. Pizzi
Charles P. Pizzi, President and Chief Executive Officer

March 14, 2007	/s/ David S. Marberger
David S. Marberger, Executive Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board	March 14, 2007
James E. Ksansnak	and Director of Tasty
Baking Company

/s/ Charles P. Pizzi	President, Chief	March 14, 2007
Charles P. Pizzi	Executive Officer and
Director of Tasty
Baking Company
[Principal Executive Officer]

/s/ Fred C. Aldridge, Jr.	Director of Tasty	March 14, 2007
Fred C. Aldridge, Jr.	Baking Company

/s/ Mark G. Conish	Director of Tasty	March 14, 2007
Mark G. Conish	Baking Company

/s/ James C. Hellauer	Director of Tasty	March 14, 2007
James C. Hellauer	Baking Company

/s/ Ronald J. Kozich	Director of Tasty	March 14, 2007
Ronald J. Kozich	Baking Company

/s/ James E. Nevels	Director of Tasty	March 14, 2007
James E. Nevels	Baking Company

/s/ Judith M. von Seldeneck	Director of Tasty	March 14, 2007
Judith M. von Seldeneck	Baking Company

/s/ David J. West	Director of Tasty	March 14, 2007
David J. West	Baking Company

/s/ David S. Marberger	Executive Vice President and	March 14, 2007
David S. Marberger	Chief Financial Officer of
Tasty Baking Company
[Principal Financial and
Accounting Officer]