Form 10-Q
period 2007-03-31
TASTY BAKING CO
filed 2007-05-10
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 31, 2007

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
YES ☒   NO ☐

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
YES ☐  NO  ☒

There were 8,263,261 shares of Common Stock outstanding as of May 1, 2007.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	March 31, 2007	December 30, 2006
Assets
Current assets:
Cash	$12	$12
Receivables, less allowance of $2,832 and $2,455, respectively	21,177	17,769
Inventories	6,831	6,926
Deferred income taxes	3,040	3,040
Prepayments and other	2,108	1,414
Total current assets	33,168	29,161
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	43,143	43,110
Machinery and equipment	124,973	124,501
	169,549	169,044
Less accumulated depreciation	105,312	103,660
	64,237	65,384
Other assets:
Long-term receivables from independent sales distributors	10,809	10,960
Deferred income taxes	4,620	4,596
Other	2,125	2,190
	17,554	17,746
Total assets	$114,959	$112,291

Liabilities
Current liabilities:
Current obligations under capital leases	$195	$327
Notes payable, banks	631	631
Book overdraft	2,469	2,165
Accounts payable	5,723	3,875
Accrued payroll and employee benefits	6,090	7,444
Other	3,917	5,349
Total current liabilities	19,025	19,791

Long-term obligations under capital leases, less current portion	201	208
Long-term debt	21,319	18,177
Accrued pensions	18,533	18,724
Accrued other liabilities	2,015	1,057
Postretirement benefits other than pensions	5,982	6,065
Total liabilities	67,075	64,022

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 15,000 shares, issued 9,116 shares
Capital in excess of par value of stock	28,894	28,951
Retained earnings	24,863	25,028
Accumulated other comprehensive income	1,682	1,996
Treasury stock, at cost	(12,113)	(12,264)
Total shareholders' equity	47,884	48,269

Total liabilities and shareholders' equity	$114,959	$112,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended
	March 31, 2007	April 1, 2006

Gross sales	$70,381	$69,333
Less discounts and allowances	(26,056)	(26,423)
Net sales	44,325	42,910
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	27,961	26,820
Depreciation	1,652	1,543
Selling, general and administrative	13,225	12,894
Interest expense	315	375
Other income, net	(230)	(250)
	42,923	41,382
Income before provision for
income taxes	1,402	1,528

Provision for income taxes	526	574

Net income	$876	$954

Average common shares outstanding:
Basic	8,033	8,051
Diluted	8,270	8,265

Per share of common stock:

Net income:
Basic and Diluted	$0.11	$0.12

Cash dividend	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Thirteen Weeks Ended
	March 31, 2007	April 1, 2006

Cash flows from (used for) operating activities
Net income	$876	$954
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,652	1,543
Amortization	141	131
(Gain) loss on sale of routes	6	(48)
Restructure payments	-	(145)
Defined benefit pension (benefit) expense	(46)	5
(Increase) decrease deferred taxes	186	(52)
Post retirement medical	(570)	(354)
Other	334	37
Changes in assets and liabilities:
Increase in receivables	(3,507)	(2,104)
Decrease in inventories	95	210
(Increase) decrease in prepayments and other	(777)	9
Increase in accrued taxes	341	296
Decrease in accounts payable, accrued
payroll and other current liabilities	(1,053)	(489)

Net cash used for operating activities	(2,322)	(7)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(571)	(2,392)
Proceeds from independent sales distributor loan repayments	641	1,236
Loans to independent sales distributors	(639)	(1,417)
Other	(6)	(57)

Net cash used for investing activities	(575)	(2,630)

Cash flows from (used for) financing activities
Dividends paid	(411)	(407)
Borrowings on long-term debt, net	3,004	2,862
Net increase in book overdraft	304	138

Net cash from financing activities	2,897	2,593

Net decrease in cash	-	(44)

Cash, beginning of year	12	251

Cash, end of period	$12	$207

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$317	$396
Income taxes	$-	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(000’s, except share and per share amounts, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

1. Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company (the “Company”) is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914. It has two manufacturing facilities, one in Philadelphia, PA, and a second in Oxford, PA.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December. Fiscal year 2007 is a 52-week year. Fiscal year 2006 was a 52-week year.

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair statement of the results of operations for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Sale of Routes
Sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake® products in defined geographical territories. When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale. Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new geographies. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route, and is recorded as a separate line item in the consolidated statements of operations. Any potential impairment of net carrying value is reserved as identified. The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company, which is generally as of the date of sale. In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full. Interest rates on the notes are based on Treasury yields plus a spread. The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Book overdrafts are recorded within current liabilities. Cash flows associated with book overdrafts are classified as financing activities.

Inventory Valuation
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory balances for raw materials, work in progress, and finished goods are regularly analyzed and provisions for excess and obsolete inventory are recorded, as necessary, based on the forecast of product demand and production requirements.

Property and Depreciation
Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over thirty-nine years. Machinery and equipment are depreciated over a range of seven to fifteen years. Vehicles are depreciated over a range of five to ten years. Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset. Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis. Reserves are established for all spare parts that are no longer usable and have no fair market value. Capitalized computer hardware and software is depreciated over five years.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset. For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available. These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation relative to asbestos in its Philadelphia manufacturing facility. Because the Company has not made any decision to sell, demolish or abandon the facility, the fair market value of any conditional asset retirement obligation has not been determined. The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes. Because the settlement date or range of potential settlement dates of the obligation is not estimable, the Company does not have sufficient information to estimate its obligation under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or be demolished.

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

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or as required in accordance with Statement of Position 93-7, Reporting on Advertising Costs. Marketing costs are included as a part of selling, general and administrative expense.

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

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense. Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

On September 29, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires employers to recognize on their balance sheets a liability or an asset equal to the under-funded or over-funded status of their defined benefit plans and other postretirement benefit plans, respectively. The Company adopted FAS 158 as of its fiscal year-end, December 30, 2006.

Accounting for Derivative Instruments
The Company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. These contracts are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability. The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations.

Treasury Stock
Treasury stock is stated at cost. Cost is determined by the FIFO method.

Accounting for Income Taxes
The Company accounts for income taxes under the asset and liability method, in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to be recovered or settled.

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share. Net income per common share - Basic is based on the weighted average number of common shares outstanding during the period. Net income per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilution is the result of outstanding stock options and restricted shares.

Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”). Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock is equal to the closing market price of Tasty Baking Company shares on the date of grant. FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on the Company’s historical forfeiture experience. The Company calculated its historical pool of windfall tax benefits.

Recent Accounting Statements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial disclosure. This statement is effective for the 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Unrealized gains and losses due to changes in their fair value must be recognized in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 159.

2. Restructure Charges

From fiscal years 2001 to 2005, the Company implemented several strategies that resulted in restructuring charges and accrued restructuring obligations. During the thirteen week period ended April 1, 2006, the Company made payments related to restructuring obligations of $145 and as of December 30, 2006 no restructuring obligations remained.

3. Inventories

Inventories are classified as follows:

	March 31, 2007	Dec. 30, 2006
Finished goods	$1,404	$1,575
Work in progress	184	159
Raw materials and supplies	5,243	5,192
	$6,831	$6,926

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $78 as of March 31, 2007 and December 30, 2006.

4. Credit Facility

On September 13, 2005, the Company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”) to replace its prior credit facility. The Amended Credit Agreement increased the commitment from $30 million to $35 million; changed the terms from secured to unsecured; extended the maturity from a three-year term to a five-year term expiring in September 2010; eliminated the short-term portion and reduced the interest rate margins and the commitment fees charged to the Company as described in the Amended Credit Agreement. Modifications have also been made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive. Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the Company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio. Commitment fees are charged on the unused portion of the commitment and range from 10 to 25 basis points based upon the same ratio used to determine interest rates. The proceeds from the Amended Credit Agreement will be used for general corporate purposes and such other uses as permitted.

On September 13, 2005, the Company also entered into a term loan for $5.3 million. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement. The entire proceeds of the term loan were used to fund a voluntary contribution to the defined benefit pension plan (the “DB Plan”).

On December 19, 2005, the Company also entered into a mortgage loan of $2.15 million which is secured by the Philadelphia manufacturing facility (“Hunting Park Bakery”) as collateral, and a second term loan for $2.55 million to fund the purchase of the Hunting Park Bakery building and land for a total purchase price of $4.7 million from the Company’s DB Plan. The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015. The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010. The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

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

5. Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory DB Plan providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The Company maintains a defined benefit salaried employee retirement plan (the “DB SERP”) for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan. See Note 8 for more information. The Company also maintains an unfunded Directors’ Retirement Plan. The benefit amount is the annual retainer in the year of retirement.

Effective February 15, 2007, benefits accruals under the Directors’ Retirement Plan were frozen for current directors and future directors were precluded from participating in the plan. Participants are credited for service under the Directors’ Retirement Plan after February 15, 2007 solely for vesting purposes. On February 15, 2007, the Board of Directors approved a Deferred Stock Unit Plan (the “DSU Plan”). The DSU Plan provides that for each fiscal quarter, the Company will credit deferred stock units (“DSUs”) to the director’s account equivalent in value to $4 on the last day of such quarter, provided that he or she is a director on the last day of such quarter. Directors will be entitled to be paid shares in an amount equal to the aggregate DSUs in the director’s account upon termination of Board service provided the director has at least five years of continuous service on the Board. The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005. Effective March 27, 2005, the Company adopted a new company funded defined contribution plan (the “DC Plan”) which is a defined contribution benefit that replaces the benefit provided in the DB Plan. See Note 6 in the financial statements.

The components of the DB Plan, DB SERP, and DB Directors’ Retirement Plan’s costs are summarized as follows:

	Thirteen Weeks Ended
	3/31/07	4/1/06
Service cost-benefits earned during the quarter	$5	$6
Interest cost on projected benefit obligation	1,243	1,242
Expected return on plan assets	(1,306)	(1,265)
Prior service cost amortization	(4)	(4)
Actuarial loss recognition	16	-
SERP amendment	-	26

Net DB pension amount charge to income	$(46)	$5

6. Defined Contribution Retirement Plans

The Company maintains a funded retirement DC Plan, which is a defined contribution benefit plan that replaced the benefits provided in the DB Plan. Under the DC Plan, the Company makes weekly cash contributions into individual accounts for all eligible employees. These contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year. All employees receive contributions that range from 2% to 5% of eligible compensation relative to their point totals. Employees at March 27, 2005, who had 20 years of service or 10 years of service and 60 points, received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary. The “grandfathered” contribution percentage was fixed as of March 27, 2005, and is paid weekly with the regular contribution until those covered employees retire or separate from the Company. These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

The Company also maintains the Tasty Baking Company 401(k) and Company Funded Retirement Plan (“Retirement Plan”). In the Retirement Plan, all participants receive a company match of 50% of their elective deferrals that do not exceed 4% of their compensation as defined in the Retirement Plan. Under the Retirement Plan, the waiting period for participation has been eliminated and participants are offered a broad array of investment choices.

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amount charged to income:

	Thirteen Weeks Ended
	3/31/07	4/1/06
Funded retirement plan	$516	$479
Defined contribution SERP	90	71

Net DC pension amount charge to income	$606	$550

7. Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB). These benefits are provided through contracts with insurance companies and health service providers. In 2005, the Company amended the medical benefits paid for retirees by eliminating coverage for most post-65 retirees as of January 1, 2006. Coverage is maintained for all pre-65 retirees and for certain post-65 retirees who had qualifying dependents that were pre-65. Simultaneous with the change in medical coverage, life insurance for incumbent retirees at company group rates was capped at $20 of coverage. Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age-based rates for their life insurance benefit.

Components of net periodic postretirement benefit cost/(benefit):

	Thirteen Weeks Ended
	3/31/07	4/1/06
Service cost	$67	$63
Interest cost	92	90
Amortization of unrecognized prior service cost	(457)	(411)
Amortization of unrecognized gain	(29)	(29)

Total FAS 106 net postretirement benefit	$(327)	$(287)

Estimated company contributions for the thirteen weeks ended March 31, 2007 and April 1, 2006 were $151 and $156, respectively.

8. Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006. The aggregate number of shares available for grant under the Plan is 296,339 shares of the Company’s common stock.

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

The Company also has active 2003 and 1997 Long-Term Incentive Plans. The aggregate number of shares available for grant under the 2003 plan is 56,094 and under the 1997 plan is 105,661. The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan. A notable difference is that the 1997 plan can award shares only to employees of the Company while the 2003 plan can only award shares to employees and directors of the Company. Under the terms of the 1997 Long-Term Incentive Plan, options to purchase a total of 375,000 common shares may be granted to key executives of the Company. Upon grant, options become exercisable in five equal installments beginning on the date of grant until fully exercisable after four years. The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant. Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the Company terminates. The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long-Term Incentive Plan.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees, officers (including executive officers) and directors under the Company’s 1994, 1997 and 2003 Long-Term Incentive Plans. All unvested stock options were “out-of-the-money” as of the closing stock price on December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share. As a result of the acceleration, stock options to acquire approximately 173,167 shares of the Company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006. Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.

All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remain unchanged. The Company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003. Only 35,000 of the currently unvested options are not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share. Accordingly, this holding period requirement is expected to prevent unintended benefits to the holders of the majority of these stock options as a result of this accelerated vesting. The purpose of this accelerated vesting is to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by FAS 123(R), Share Based Payment, which the Company adopted by January 1, 2006. As a result of the acceleration of vesting, the Company reduced the non-cash, pre-tax compensation expense it would otherwise have been required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

A summary of stock options as of March 31, 2007 is presented below:

		Weighted-Average	Weighted-Average	Aggregate Intrinsic
	Shares (000’s)	Exercise Price	Remaining Contractual Term	Value (000s)
Outstanding at Dec. 30, 2006	456	$10.52
Granted	-	-
Forfeited	(5)	10.78
Exercised	-	-
Outstanding at March 31, 2007	451	$10.52	5.55	$1,087

Options exercisable at March 31, 2007	451	$10.52	5.55	$1,087

As of March 31, 2007, there was no unrecognized compensation related to nonvested stock options. For the thirteen weeks ended March 31, 2007, there were no options granted and there was no cash received from option exercises. There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the three month periods ended March 31, 2007 and April 1, 2006.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period. A summary of the restricted stock as of March 31, 2007 is presented below:

	Shares (000’s)	Weighted-Average Fair Value
Nonvested at December 30, 2006	180	$7.65
Granted	50	8.70
Forfeited	-	-
Exercised	-	-
Nonvested at March 31, 2007	230	$7.88

As of March 31, 2007, there was $1.195 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 3.31 years.

9. Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertain Tax Positions, an Interpretation of FAS 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company recognized a charge of approximately $631 to the December 31, 2006 beginning retained earnings balance for long-term unrecognized income tax benefits.

At the adoption date of December 31, 2006, the Company had $835 of unrecognized tax benefits, including $402 of interest and penalties, all of which would affect the effective tax rate if recognized. At March 31, 2007, the Company has $859 of unrecognized tax benefits. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense, and at March 31, 2007, had $414 of interest and penalties included as a component of unrecognized tax benefits.

Tasty Baking Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded through 2001. Currently there are no ongoing income tax audits for any of the tax years that remain open to examination by various taxing jurisdictions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statue of limitations with respect to any open tax year prior to March 31, 2008.

10. Accumulated Other Comprehensive Income/(Loss)

	Pension	Interest	OPEB		Comprehensive
	Plan	Rate Swap	Plan	Total	Income (Loss)
Balance at December 31, 2006	$(3,511)	$84	$5,423	$1,996
Net income for Q1, 2007					$876
Q1 2007 activity, net of tax of $5, $23 and $195	7	(29)	(292)	(314)	(314)

Balance at March 31, 2007	$(3,504)	55	5,131	1,682	$562

11. Subsequent Events

On May 9, 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into a lease agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard. This agreement provides for a 26-year lease for a 345,500 square foot bakery on 25 acres, which will include a warehouse and distribution center. The lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. As part of this initiative, the Company also entered into a 16-year tenant improvements agreement for $9.5 million in facility improvements. This agreement provides for no payments in the first year of occupancy and then requires equal monthly payments of $0.1 million over the remainder of the term. Site preparation is expected to begin immediately and construction is expected to be completed by the end of 2009. The Company expects the new facility to be fully operational in 2010. In connection with these agreements, The Company is required to provide an initial $1 million letter of credit, which will increase to $8 million by the beginning of 2009. The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by year 26 of the lease term. The Company is also obligated to enter into an agreement to lease approximately 35,000 square feet of nearby corporate office space for its headquarters as a condition of the agreements described above.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment. This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards. The investment for this project, in addition to any costs associated with the facility leases described above, is projected to be approximately $75 million through 2010. To finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company has received commitments for a $90 million multi-bank credit facility and has received approvals for $32 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book of approximately $17 million will be relocated to the new facilities, while long-lived assets with an aggregate net book value totaling approximately $29 million will not be relocated. The Company accounts for disposal and exit activities in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

As part of the commitment to the relocation plan, the Company has also re-evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144. Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered an impairment. Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups. With respect to the group of assets not expected to be relocated and with an aggregate net book value of approximately $29 million, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in early 2010. As such, the Company has changed the estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project. The Company accounts for such changes in estimates in accordance with FAS154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 and will disclose the impact of such changes on both earnings and earnings per share during the second quarter of 2007, the period in which the change in estimate will be made.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions. While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to post employment benefits accounted for under FAS 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43. Due to uncertainties regarding the extent to which the Company will be successful in managing the reductions through normal attrition and the reduction of contract labor, the Company cannot reasonably estimate the amount of such obligations or provide a meaningful range of loss with respect to such obligations at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share and per share amounts unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended March 31, 2007

Overview

Net income for the first quarter of 2007 was $876 or $0.11 per fully-diluted share. Net income for the first quarter of 2006 was $954 or $0.12 per fully-diluted share. Net income decreased $78, or 8.2%, and earnings per share decreased $0.01, or 8.0%, compared to the same quarter last year.

Sales

Gross sales increased 1.5% in the first quarter of 2007 versus the same period in the prior year due to a 3.5% volume increase. Gross sales did not increase at the same rate as sales volume due to a shift in mix between route and non-route sales as well as a change in product mix within each of those channels. Non-route net sales increased 13.6% versus the same period a year ago driven by expanded distribution among third-party distributors and strong growth within existing direct customers. Route net sales increased 0.4% versus the same period in 2006. The increase was driven by improved price realization stemming from lower discounts and allowances as a percentage of sales.

Cost of Sales

Cost of sales for the first quarter of 2007 increased 4.3% versus the first quarter of 2006. The increase in cost of sales was primarily driven by the volume increase as well as by a shift in sales mix. The impact of industry-wide cost increases for certain ingredients, including sugar, eggs and other commodity costs, was offset by a 5.5% reduction in fixed manufacturing expense. The Company also benefited from a $232 recovery of certain insurance claims during the quarter.

Gross Margin

Gross margin increased 1.1% in the first quarter of 2007 compared to the first quarter of 2006. This increase resulted from higher sales volumes and improved net sales realization, which were only partially offset by the increase in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2007 decreased to 29.8% of net sales, compared to 30.0% of net sales in the first quarter of 2006. Towards the end of the first quarter of 2007, the Company launched a television advertising campaign aimed at supporting the Company’s brands and new products and at increasing sales volumes. The costs associated with this campaign and higher transportation costs were offset by cost reductions, including those in workers’ compensation and other employee related costs.

Depreciation

Depreciation expense for the first quarter of 2007 increased $109, or 7.1%, compared to the same period a year ago.

Non-Operating Items

Interest expense decreased by $60, or 16.0%, in the first quarter of 2007 compared to the first quarter of 2006. This was due to decreased borrowing levels resulting from improved cash flow and working capital, as well as a reduction of debt in the second half of 2006, which included a $1,600 cash receipt from Keystone Redevelopment Partners, LLC for an option agreement. The Company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $20 in the first quarter of 2007 compared to the first quarter of 2006.

The effective income tax rate for state and federal taxes was 37.5% and 37.6% for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Liquidity and Capital Resources

Current assets at March 31, 2007, were $33,168 compared to $29,161 at December 30, 2006, and current liabilities at March 31, 2007, were $19,025 compared to $19,791 at December 30, 2006. The increase in current assets was primarily driven by an increase in receivables of $3,408, resulting from higher sales, as well as an increase in prepayments and other of $694. The $766 decrease in current liabilities was driven by a reduction in obligations associated with employee related costs.

On May 9, 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into a lease agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard. The lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. As part of this initiative, the Company also entered into a 16-year tenant improvements agreement for $9.5 million in facility improvements. This agreement provides for no payments in the first year of occupancy and then requires equal monthly payments of $0.1 million over the remainder of the term. Site preparation is expected to begin immediately and construction is expected to be completed during the second half of 2009. The Company expects the new facility to be fully operational in 2010. In connection with these agreements, the Company is required to provide an initial $1 million letter of credit, which will increase to $8 million by the beginning of 2009. The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by year 26 of the lease term. The Company is also obligated to enter into an agreement to lease approximately 35,000 square feet of nearby corporate office space for its headquarters as a condition of the agreements described above.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment. The investment for this project, in addition to any costs associated with the facility leases described above, is projected to be approximately $75 million through 2010. To finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company has received commitments for a $90 million multi-bank credit facility and has received approvals for $32 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.  The Company's receipt of the funding for its relocation plan outlined above and the equipment purchases contemplated by it is subject to various conditions and requirements imposed by the lenders. There can be no assurance that the Company will satisfy each such condition and thereby obtain all of the loan funds it is seeking. If any substantial portion of the expected loans is not made available to the Company, it may not be able to proceed with its relocation plan.

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

On September 13, 2005, the Company entered into the Amended Credit Agreement to replace its prior credit facility. This Amended Credit Agreement is committed until September 2010 in the amount of $35 million, and it eliminated the short-term portion of the prior credit facility. On September 13, 2005, the Company also entered into a term loan for $5.3 million. The entire proceeds of the term loan were used to fund a voluntary contribution to the Company’s previously frozen Defined Benefit Pension Plan. On December 19, 2005, the Company entered into a mortgage loan for $2.15 million and a second term loan for $2.55 million in order to fund the purchase of the Hunting Park Bakery building and land for $4.7 million from the Defined Benefit Pension Plan.

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

For the quarter ended March 31, 2007, cash used for operating activities totaled $2,322, mainly due to an increase in working capital of $4,901. The increase in working capital was due to increases in trade receivables of $3,507 and a decrease in accounts payable, accrued payroll and other current liabilities of $1,053. The increase in trade receivables reflects growth in the business, while the decrease in accounts payable, accrued payroll and other current liabilities was driven by reduced obligations for employee related costs.

Net cash used for investing activities for the quarter ended March 31, 2007 was $575, primarily consisting of $571 for capital expenditures.

Net cash from financing activities for the quarter ended March 31, 2007 totaled $2,897, primarily driven by borrowings under the Amended and Restated Credit Agreement of $3,004, which were used to fund operating and investing activities.

The Company anticipates that for the foreseeable future cash flow from operations, along with availability from the multi-bank and public financings described above in “Liquidity and Capital Resources,” will provide sufficient cash to allow the Company to execute upon the relocation of its Philadelphia operations as well as meet its other operating requirements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the condensed consolidated financial statements and accompanying notes that have been prepared in conformity with GAAP. The preparation of such condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Included in the Company’s Annual Report on Form 10-K for fiscal 2006 are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K. Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein. Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first quarter of 2007 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Contractual Obligations

Information regarding the Company’s contractual obligations is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2006 Form 10-K. During the quarter ended March 31, 2007, there were no material changes to the Company’s contractual obligations outside the ordinary course of business, other than obligations related to income taxes accounted for under FIN 48 as described in Note 9 to the Company’s condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company. These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms. They may include comments about relocating operations and the funding thereof, strategic manufacturing alternatives, legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, employee productivity, loss of one or both of the Company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the recognition of pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to lease and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”), “Item 1A, Risk Factors,” as updated below. There can be no assurance that the Company will successfully meet all conditions of the lease or the financing described herein, or that the change to the new manufacturing facility will be successful. The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2006 Form 10-K. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures from the fiscal 2006 year-end to the March 31, 2007 balance sheet included herein.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2007. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Risk Factors

The Company’s 2006 Form 10-K includes a discussion of certain risks and uncertainties facing it, including those risk factors that could cause its actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q.  The new risk factors presented below should be read in conjunction with the risk factors and information disclosed in the Company’s 2006 Form 10-K. Solely for purposes of the risk factors in this Item 1, the terms, “we,” and “us” refer to Tasty Baking Company and its subsidiaries.

Indebtedness incurred in connection with our strategic manufacturing initiative could adversely affect our financial health

On May 9th, we announced that we had entered into agreements to relocate our Philadelphia operations. Higher levels of indebtedness associated with this initiative could increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate; and require that we use a larger portion of our cash flow to pay principal and interest thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.

Our inability to successfully implement our strategic manufacturing initiative may have an adverse effect on results of operations and may restrict our ability to increase revenues, cash flows and net income

We will be dependent upon third parties to construct the new facility and to deliver the high-tech, modern baking equipment. Unanticipated delays in the completion of the facility or delivery of new equipment could substantially increase the costs and ultimately the indebtedness associated with the initiative. Unexpected increases in equipment or installation costs could also substantially increase the indebtedness associated with the initiative. Unfavorable deviations from expected equipment performance or unforeseen difficulties associated with transitioning to a new facility could significantly increase the costs of future production. Such unanticipated delays, cost increases or unfavorable deviations in equipment performance could also restrict the Company’s ability to increase revenues and profitability as well as have an adverse impact on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the first quarter of 2007.

Item 6. Exhibits

(a)	Exhibits:
Exhibit 10 (a) - Tasty Baking Company Deferred Stock Unit Plan for Directors, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 30, 2006.

Exhibit 10 (b) - Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors, is incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 30, 2006.

Exhibit 10 (c) - Amendment to the Tasty Baking Company Retirement Plan for Directors, dated February 15, 2007, is incorporated herein by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended December 30, 2006.

Exhibit 10 (d) - Severance Pay Plan and Summary Plan Description.

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

TASTY BAKING COMPANY
(Company)

May 10, 2007	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
VICE PRESIDENT,
CORPORATE CONTROLLER AND CHIEF ACCOUNTING OFFICER
(Principal Accounting Officer)

21