Form 10-Q
period 2007-06-30
TASTY BAKING CO
filed 2007-08-07
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twenty-six weeks ended June 30, 2007

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
YES ☐     NO ☒

There were 8,263,333 shares of Common Stock outstanding as of July 31, 2007.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash	$71	$12
Receivables, less allowance of $2,881 and $2,455, respectively	19,777	17,769
Inventories	6,393	6,926
Deferred income taxes	3,040	3,040
Prepayments and other	1,791	1,414
Total current assets	31,072	29,161
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	43,159	43,110
Machinery and equipment	123,864	122,599
Construction in Progress	3,225	1,902
	171,681	169,044
Less accumulated depreciation	107,686	103,660
	63,995	65,384
Other assets:
Long-term receivables from independent sales distributors	10,623	10,960
Deferred income taxes	4,942	4,596
Other	2,116	2,190
	17,681	17,746
Total assets	$112,748	$112,291

Liabilities
Current liabilities:
Current obligations under capital leases	$440	$327
Notes payable, banks	752	631
Book overdraft	1,477	2,165
Accounts payable	5,008	3,875
Accrued payroll and employee benefits	5,900	7,444
Other	5,707	5,349
Total current liabilities	19,284	19,791

Long-term obligations under capital leases, less current portion	452	208
Long-term debt	18,561	18,177
Accrued pensions	18,783	18,724
Accrued other liabilities	1,899	1,057
Postretirement benefits other than pensions	5,487	6,065
Total liabilities	64,466	64,022

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one vote per share: Authorized 15,000 shares, issued 9,116 shares	4,558	4,558
Capital in excess of par value of stock	28,816	28,951
Retained earnings	25,393	25,028
Accumulated other comprehensive income	1,434	1,996
Treasury stock, at cost	(11,919)	(12,264)
Total shareholders' equity	48,282	48,269

Total liabilities and shareholders' equity	$112,748	$112,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Gross sales	$69,982	$67,909	$140,363	$137,241
Less discounts and allowances	(26,177)	(25,348)	(52,234)	(51,771)
Net sales	43,805	42,561	88,129	85,470
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	27,076	25,599	55,037	52,419
Depreciation	2,391	1,626	4,043	3,168
Selling, general and administrative	12,976	13,419	26,201	26,313
Interest expense	124	412	439	787
Other income, net	(202)	(274)	(433)	(524)
	42,365	40,782	85,287	82,163

Income before provision for income taxes	1,440	1,779	2,842	3,307

Provision for income taxes	496	644	1,022	1,218

Net income	$944	$1,135	$1,820	$2,089

Average common shares outstanding:
Basic	8,034	8,052	8,033	8,052
Diluted	8,138	8,236	8,134	8,250

Per share of common stock:

Net income:
Basic	$0.12	$0.14	$0.23	$0.26
Diluted	$0.12	$0.14	$0.22	$0.25

Cash dividend	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000's)

	For the Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006

Cash flows from (used for) operating activities
Net income	$1,820	$2,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,043	3,168
Amortization	239	273
(Gain) loss on sale of routes	57	(6)
Restructure payments	-	(202)
Defined benefit pension (benefit) expense	(82)	6
(Increase) decrease deferred taxes	(198)	(52)
Post retirement medical	(654)	(711)
Other	203	404
Changes in assets and liabilities:
Increase in receivables	(2,156)	(2,260)
Decrease in inventories	534	11
(Increase) decrease in prepayments and other	(546)	434
Increase in accrued taxes	939	914
(Decrease) increase in accounts payable, accrued payroll and other current liabilities	(992)	1,058

Net cash from operating activities	3,207	5,126

Cash flows from (used for) investing activities
Proceeds from sale of property, plant and equipment	-	75
Purchase of property, plant and equipment	(2,608)	(3,683)
Proceeds from independent sales distributor loan repayments	1,802	2,277
Loans to independent sales distributors	(1,582)	(2,362)
Other	(111)	(183)

Net cash used for investing activities	(2,499)	(3,876)

Cash flows from (used for) financing activities
Dividends paid	(824)	(818)
Borrowings on long-term debt, net	743	771
Net decrease in short-term debt	121	-
Net decrease in book overdraft	(689)	(1,314)

Net cash from financing activities	(649)	(1,361)

Net increase (decrease) in cash	59	(111)

Cash, beginning of year	12	251

Cash, end of period	$71	$140

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$461	$834
Income taxes	$5	$32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
($'s in 000’s, except share and per share amounts, unless otherwise noted)
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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

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

Sale of Routes
Sales distribution routes are owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake® products in defined geographical territories.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new geographies. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route, and is recorded as a component of other income.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company, which is generally as of the date of sale.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury yields plus a spread.  The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Buildings and improvements, machinery and equipment, and vehicles are depreciated over thirty-nine years, seven to fifteen years, and five to ten years, respectively, except where a shorter useful life is necessitated by the Company’s decision to relocate its Philadelphia operations.  Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  Capitalized computer hardware and software is depreciated over five years.

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

The Company has a conditional asset retirement obligation relative to asbestos in its Philadelphia manufacturing facility. Because the Company has not yet made any decision to sell, demolish or abandon the facility, the fair market value of any conditional asset retirement obligation has not been determined.  The Company is not under any current obligation to remove the asbestos since it is encased and in compliance with current regulatory codes.  Because the settlement date or range of potential settlement dates of the obligation is not estimable, the Company does not have sufficient information to estimate its obligation under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Company may have an obligation to remove the asbestos if the facility were to undergo a major renovation or be demolished.

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

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  In 1987 the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent or the market-related value of plan assets.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – Basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended June 30, 2007 and July 1, 2006, 378,146 and 457,646 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. For the twenty-six weeks ended June 30, 2007 and July 1, 2006, approximately 380,896 and 503,309 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Unrealized gains and losses due to changes in their fair value must be recognized in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 159.

2.      New Facilities

On May 9, 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Site preparation has begun and construction is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

As part of this initiative, the Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no principal or interest payments in the first year of occupancy and then requires equal monthly payments of principal and interest aggregating to $1.2 million annually over the remainder of the term.

In connection with these agreements, the Company is required to provide an initial $1 million letter of credit, which will increase to $8 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by the end of the lease term.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 35,000 square feet of office space that commences upon the later of substantial completion of the office space or April 2009 which ends coterminous with the bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from $0.9 million in the second year of occupancy to $1.6 million in the final year of the lease.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  To finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company has received commitments for a $90 million multi-bank credit facility and has received approvals for $32 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.  The Company anticipates closing on the credit facility and loans during the third quarter of 2007.

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20 million at June 30, 2007 will not be relocated to the new facilities or sold as a result of the relocation. The Company accounts for disposal and exit activities in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has re-evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold and with an aggregate net book value of approximately $20 million at June 30, 2007, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in early 2010.  As such, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and has accounted for such change in estimate in accordance with FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  For the thirteen and twenty-six week periods ended June 30, 2007 the change in estimated useful lives of these assets resulted in incremental depreciation of $0.7 million.  The after tax impact of the incremental depreciation on net income, net income per common share – basic, and net income per common share - diluted was $0.5 million, $0.06 per share, and $0.06 per share, respectively.  The Company expects that the future impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

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

3.      Restructure Charges

From fiscal years 2001 to 2005, the Company implemented several strategies that resulted in restructuring charges and accrued restructuring obligations.  During the twenty-six week period ended July 1, 2006, the Company made payments related to restructuring obligations of $202 and as of December 30, 2006 no restructuring obligations remained.

4.      Inventories

Inventories are classified as follows:

	June 30, 2007	Dec. 30, 2006
Finished goods	$1,528	$1,575
Work in progress	172	159
Raw materials and supplies	4,693	5,192
	$6,393	$6,926

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $105 and $78 as of June 30, 2007 and December 30, 2006, respectively.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates the Company entered into a five-year $6 million interest rate swap on August 3, 2005, with a fixed LIBOR rate of 4.64%.  The Company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively.  Also on December 21, 2005 the Company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%.  The LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.  In June 2007, in connection with the planned relocation of the Company’s Philadelphia operations and the related financing, the Company sold the August 3, 2005 and September 13, 2005 interest rate swaps.  The effect of these sales was to reduce interest expense for both the thirteen and twenty-six week periods ended June 30, 2007 by approximately $0.2 million.

The Company has received commitments for a $90 million multi-bank credit facility and has received approvals for $32 million in low interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance its strategic manufacturing initiatives, refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.  The Company anticipates closing on the credit facility and loans during the third quarter of 2007.

6.      Defined Benefit Retirement Plans

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

In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.  Effective March 27, 2005, the Company adopted a new company funded defined contribution plan (the “DC Plan”) which is a defined contribution benefit that replaces the benefit provided in the DB Plan.  See Note 7 in the financial statements.

The components of the DB Plan, DB SERP, and DB Directors’ Retirement Plan’s costs are summarized as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Service cost-benefits earned during the quarter	$5	$6	$10	$12
Interest cost on projected benefit obligation	1,245	1,242	2,488	2,484
Expected return on plan assets	(1,298)	(1,269)	(2,604)	(2,534)
Prior service cost amortization	(5)	(4)	(9)	(8)
Actuarial loss recognition	17	-	33	-
SERP amendment	-	26	-	52
Net DB pension amount charge to income	$(36)	$1	$(82)	$6

7.      Defined Contribution Retirement Plans

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amount charged to income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Funded retirement plan	$464	$455	$980	$935
Defined contribution SERP	90	71	180	142
Net DC pension amount charge to income	$554	$526	$1,160	$1,077

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

Components of net periodic postretirement benefit cost/(benefit):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Service cost	$67	$63	$134	$125
Interest cost	92	90	185	181
Amortization of unrecognized prior service cost	(457)	(411)	(915)	(822)
Amortization of unrecognized gain	(29)	(29)	(58)	(59)
Total FAS 106 net postretirement benefit	$(327)	$(287)	$(654)	$(575)

Estimated company contributions for the twenty-six weeks ended June 30, 2007 and July 1, 2006 were $302 and $312, respectively.

9.      Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006.  The aggregate number of shares available for grant under the 2006 Plan is 293,258 shares of the Company’s common stock.

The 2006 Plan authorizes the Compensation Committee (the "Committee") of the Board to grant awards of stock options, stock appreciation rights, unrestricted stock, restricted stock (“RSA”) (including performance restricted stock) and performance shares to employees, directors and consultants or advisors of the Company.  The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant.  Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the Company terminates.

The Company also has active 2003 and 1997 Long-Term Incentive Plans.  The aggregate number of shares available for grant under the 2003 plan is 60,044 and under the 1997 plan is 107,047.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan.  A notable difference is that the 1997 plan can award shares only to employees of the Company while the 2003 plan can award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long-Term Incentive Plan.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees, officers (including executive officers) and directors under the Company’s 1994, 1997 and 2003 Long-Term Incentive Plans.  All other terms and conditions applicable to these stock options, including exercise prices and holding period requirements, remain unchanged.  All unvested stock options were “out-of-the-money” as of the closing stock price on December 16, 2005, with a range of exercise prices from $7.55 to $11.30 per share.  As a result of the acceleration, stock options to acquire approximately 173,167 shares of the Company’s common stock became exercisable on December 31, 2005, 85% of which were scheduled to vest during 2006.  Of the total number of shares underlying the accelerated stock options, approximately 27,998 were held by directors and 114,394 were held by executive officers.  The Company had previously imposed a five-year holding period requirement on any shares obtained through the exercise of options awarded on or after August 7, 2003, which was expected to prevent unintended benefits to the holders of the majority of these stock options as a result of the accelerated vesting.  Only 35,000 of the options are not subject to this requirement, with the lowest exercise price on those options set at $8.60 per share.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with the stock options in future periods as required by FAS 123(R), Share Based Payment, which the Company adopted by January 1, 2006.  As a result of the acceleration of vesting, the Company reduced the non-cash, pre-tax compensation expense it would otherwise have been required to record by approximately $410 over the original option vesting period, including approximately $360 in fiscal 2006.

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

A summary of stock options as of June 30, 2007 is presented below:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Instrinsic Value (000s)
Outstanding at December 30, 2006	456	$10.52
Granted	-	-
Forfeited	(5)	10.78
Exercised	-	-
Outstanding at March 31, 2007	451	$10.52	5.55	$1,087
Granted	-	-
Forfeited	(5)	10.78
Exercised	-	-

Outstanding at June 30, 2007	446	$10.52	5.31	$1,075
Options exercisable at March 31, 2007	451	$10.52	5.55	$1,087
Options exercisable at June 30, 2007	446	$10.52	5.31	$1,075

As of June 30, 2007, there was no unrecognized compensation related to nonvested stock options.  For the twenty-six weeks ended June 30, 2007, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the twenty-six weeks ended June 30, 2007 and July 1, 2006.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of June 30, 2007 is presented below:

	Shares (000’s)	Weighted–Average Fair Value
Nonvested at December 30, 2006	180	$7.65
Granted	50	8.70
Forfeited	-	-
Exercised	-	-
Nonvested at June 30, 2007	230	$7.88

As of June 30, 2007, there was $1,093 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 3.06 years.

10.           Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertain Tax Positions, an Interpretation of FAS 109. FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, the Company increased its reserves for uncertain tax positions by recognizing a charge of approximately $631 to the December 31, 2006 beginning retained earnings balance.

At the adoption date of December 31, 2006, the Company had $835 of unrecognized tax benefits, including $402 of interest and penalties, all of which would affect the effective tax rate if recognized.  At June 30, 2007, the Company has $907 of unrecognized tax benefits, $226 of which are presented as a reduction in deferred tax assets.  The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense, and at June 30, 2007, had $399 of interest and penalties included as a component of unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded through 2001.  Currently there are no ongoing income tax audits for any of the tax years that remain open to examination by various taxing jurisdictions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to June 30, 2008.

11.           Comprehensive Income/(Loss)

Total comprehensive income, net of taxes, is comprised as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Net income	$944	$1,135	$1,820	$2,089
Other comprehensive income / (loss)
Pension plan	7	—	14	—
Other postretirement benefits	(254)	—	(546)	—
Change in unrealized gain / (loss)
on derivative instruments	(1)	191	(30)	300
Total other comprehensive income / (loss)	(248)	191	(562)	300
Total comprehensive income	$696	$1,326	$1,258	$2,389

The following table summarizes the components of accumulated other comprehensive income / (loss), net of tax:

			June 30,	December 30,
			2007	2006
Pension Plan			$(3,497)	$(3,511)
Unrealized gain / (loss) on derivative instruments			54	84
Other postretirement benefits			4,877	5,423
Total comprehensive income			$1,434	$1,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
($'s in 000’s, except share and per share amounts unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended June 30, 2007 and July 1, 2006

Overview

Net income for the second quarter of 2007 was $944 or $0.12 per fully-diluted share.  Net income included $0.5 million or $0.06 per common share of after tax impact of incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities.  Net income for the second quarter of 2006 was $1,135 or $0.14 per fully-diluted share.  Net income decreased $191, or 16.8%, and earnings per share decreased $0.02, or 14.3%, compared to the same quarter last year.

Sales

Gross sales and net sales increased 3.1% and 2.9%, respectively in the second quarter of 2007 versus the same period in the prior year due to a 3.2% volume increase.  Route net sales increased 3.9% versus the same period in 2006, primarily driven by family pack sales.  Non-route net sales were level versus the same period a year ago primarily as a result of slightly lower sales with existing direct customers offset by sales gains with new third-party distributors.

Cost of Sales

Cost of sales for the second quarter of 2007 increased 5.8% versus the second quarter of 2006.  The increase in cost of sales resulted from higher sales volume and, more significantly, by a 14% increase in variable manufacturing expenses, which was primarily driven by industry-wide cost increases for certain key ingredients, including dairy, eggs and oils.  The increase in variable manufacturing expense was partially offset by a 10% reduction in fixed manufacturing expense in the quarter due to lower employee-related costs, due in part to changes in the Company’s employee benefit plans.

Gross Margin

Gross margin decreased 3.3 percentage points to 32.7% of net sales in the second quarter of 2007 compared to the second quarter of 2006.  The decline in gross margin was partly attributable to the $710 in incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations related to the Company’s plans to move from its present facilities.  The incremental depreciation resulted in a 1.6 percentage point reduction in gross margin.  The increased cost of commodities also negatively impacted gross margin as did an unfavorable product mix shift compared to the same quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2007 decreased to 29.6% of net sales, compared to 31.5% of net sales in the second quarter of 2006.  The decrease was driven by lower freight and employee-related expenses, partially offset by a 13.6% increase in marketing expense associated with the company’s brand development efforts, including a new television advertising campaign.

Non-Operating Items

Interest expense decreased by $288, or 69.9%, in the second quarter of 2007 compared to the second quarter of 2006.  The decrease was due to a $196 gain on the sale of certain interest rate swaps resulting from changes in the Company’s underlying debt structure as part of the financing of the new manufacturing plant, combined with lower borrowing levels resulting from improved cash flow and working capital.   The Company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $72 in the second quarter of 2007 compared to the second quarter of 2006.

The effective income tax rate for state and federal taxes was 34.4% and 36.2% for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.

For the Twenty-six Weeks ended June 30, 2007 and July 1, 2006

Overview

Net income for the first twenty-six weeks ended June 30, 2007, was $1,820 or $0.22 per fully-diluted share.  Net income included $0.5 million or $0.06 per common share of after tax impact of incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations.  The change in estimate useful lives resulted from the Company’s plans to move from its present facilities. Net income for the first twenty-six weeks ended July 1, 2006, was $2,089 or $0.25 per fully-diluted share.  Net income decreased $269, or 12.0%, and earnings per share decreased $0.03, or 11.6%, compared to the same period last year.

Sales

Gross sales and net sales increased 2.3% and 3.1%, respectively in the first twenty-six weeks of 2007 versus the same period in the prior year due to a 3.4% volume increase.  Route net sales increased 2.1% versus the same period in 2006 driven by increased family pack sales.  Non-route net sales increased 6.4% versus the same period a year ago primarily driven by expanded distribution among third-party distributors and also impacted by growth within existing direct customers.

Cost of Sales

Cost of sales for the first twenty-six weeks of 2007 increased 5.0% versus the same period a year ago.  The increase in cost of sales was primarily caused by industry-wide cost increases for certain ingredients, including sugar, eggs, dairy, oils and other commodity costs.  This increase was partially offset by the benefit from a $232 recovery of certain insurance claims as well as by lower employee related expenses, due in part to changes in the Company’s employee benefit plans.

Gross Margin

Gross margin decreased 2.0% in the first twenty-six weeks of 2007 compared to the same period of 2006.  This decrease was driven by $710 in incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations combined with the increase in cost of goods sold, which were partially offset by higher sales volumes and improved net sales realization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first twenty-six weeks of 2007 decreased to 29.7% of net sales, compared to 30.8% of net sales in the first twenty-six weeks of 2006.  Towards the end of the first quarter and through the second quarter of 2007, the Company launched a new television advertising campaign aimed at supporting the Company’s brands and new products and at increasing sales volumes.   The costs associated with this campaign were more than offset by reductions in the cost of freight as well as by lower employee related costs.

Non-Operating Items

Interest expense decreased by $348, or 44.2%, in the first twenty-six weeks of 2007 compared to the first twenty-six weeks of 2006.  This decrease was due to the sale of certain interest rate swaps resulting from changes in the Company’s underlying debt structure as part of the financing of the new manufacturing plant, combined with lower borrowing levels resulting from improved cash flow and working capital, as well as from $1,600 in cash received from Keystone Redevelopment Partners, LLC for an option agreement that terminated in the fourth quarter of 2006.  The Company is exposed to market risk relative to its interest expense as its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $91 in the first twenty-six weeks of 2007 compared to the same period of 2006.

The effective income tax rate for state and federal taxes was 36.0% and 36.8% for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

Liquidity and Capital Resources

Current assets at June 30, 2007, were $31,072 compared to $29,161 at December 30, 2006.  Current liabilities at June 30, 2007, were $19,284 compared to $19,791 at December 30, 2006.  The increase in current assets was primarily driven by an increase in receivables of $2,008, resulting from higher sales as well as an increase in prepayments and other of $377, offset by a $533 reduction in inventory.  The $507 decrease in current liabilities was driven by a reduction in obligations associated with employee related costs.

On May 9, 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Site preparation has begun and construction is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

As part of this initiative, the Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no principal or interest payments in the first year of occupancy and then requires equal monthly payments of principal and interest aggregating $1.2 million annually over the remainder of the term.

In connection with these agreements, the Company is required to provide an initial $1 million letter of credit, which will increase to $8 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by the end of the lease term.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 35,000 square feet of office space that commences upon the later of substantial completion of the office space or April 2009, and which ends coterminus with the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from $0.9 million in the second year of occupancy to $1.6 million in the final year of the lease.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  To finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company has received commitments for a $90 million multi-bank credit facility and has received approvals for $32 million in low interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.  The Company anticipates closing on the credit facility and loans during the third quarter of 2007.   The Company's receipt of the funding for its relocation plan outlined above and the equipment purchases contemplated by it is subject to various conditions and requirements imposed by the lenders. There can be no assurance that the Company will satisfy each such condition and thereby obtain all of the loan funds it is seeking. If any substantial portion of the expected loans is not made available to the Company, it may not be able to proceed with its relocation plan.

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

On August 3, 2005, in order to hedge a portion of the Company’s exposure to changes in interest rates the Company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%.  The Company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively.  Also on December 21, 2005, the Company entered into a ten- year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%.  In June 2007, in connection with the Company’s strategic manufacturing initiative and the related financing, the Company sold the August 3, 2005 and September 13, 2005 interest rate swaps at a gain of $196.   The total notional amount for the remaining swaps is $4.3 million, and the LIBOR rates above are subject to an additional credit spread which can range from 75 basis points to 140 basis points.  It is expected that a one percentage point increase in interest rates for the portion of outstanding debt not covered by swaps would result in additional quarterly expense of approximately $37.

Net cash used for operating activities totaled $3,207, mainly due to an increase in working capital of $2,221.  The increase in working capital was primarily due to increases in trade receivables of $2,156 resulting from higher sales.

Net cash used for investing activities for the twenty-six weeks ended June 30, 2007 was $2,499, primarily consisting of $2,608 for capital expenditures.

Net cash used for financing activities for the twenty-six weeks ended June 30, 2007 totaled $649, primarily driven by dividend payments of $824.

The Company anticipates that for the foreseeable future cash flow from operations, along with availability from the multi-bank and public financings described above in “Liquidity and Capital Resources,” will provide sufficient cash to allow the Company to execute upon the relocation of its Philadelphia operations as well as meet its other operating requirements.  The Company anticipates capital expenditures of approximately $22 million for fiscal 2007, $16 million of which are expenditures associated with the Company’s new manufacturing facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2006 are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first twenty-six weeks of 2007 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Contractual Obligations

Information regarding the Company’s contractual obligations is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2006 Form 10-K.  During the periods ended June 30, 2007, there were no material changes to the Company’s contractual obligations outside the ordinary course of business, other than obligations related to the agreements entered into as part of the Company’s strategic manufacturing initiative and obligations related to income taxes accounted for under FIN 48, as described in Notes 2 and 10, respectively, to the Company’s condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings  “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about relocating operations and the funding thereof, legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, employee productivity, loss of one or both of the Company’s production facilities, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the recognition of pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2006 Form 10-K.  There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures from the fiscal 2006 year-end to the June 30, 2007 balance sheet included herein.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2007.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended June 30, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Indebtedness incurred in connection with our strategic manufacturing initiative could adversely affect our financial condition

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the second quarter of 2007.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company’s annual meeting of shareholders was held on May 10, 2007.

(b)	The directors elected at the meeting were:

	For	Withheld	Abstain
Mark G. Conish	6,925,230	157,193	—
Judith M. von Seldeneck	6,806,194	276,229	—
David J. West	6,921,843	160,580	—

Other directors whose terms of office continued after the meeting were as follows: James C. Hellauer, Ronald J. Kozich, James E. Ksansnak, James E. Nevels, Charles P. Pizzi and Mark T. Timbie.

(c)	Other matters voted upon at the meeting and the results of the votes were as follows:

	For	Against	Abstain	Broker Non-Votes
Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year ending December 29, 2007	6,980,718	97,381	4,324	—

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 10 (a) - Industrial Lease Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company.

Exhibit 10 (b) - Improvements Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company.

Exhibit 10 (c) - Lease agreement dated June 15, 2007 by and between L/S Three Crescent Drive, LP and the Company.

Exhibit 10 (d) - First Amendment to Industrial Lease Agreement dated June 7, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company.

Exhibit 10 (e) - Second Amendment to Industrial Lease Agreement dated June 29, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company.

Exhibit 10 (f) - Third Amendment to Industrial Lease Agreement dated July 23, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company.

Exhibit 31 (a) – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

August 7, 2007	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
VICE PRESIDENT,
CORPORATE CONTROLLER AND
CHIEF ACCOUNTING OFFICER
(Principal Accounting Officer)

23