Form 10-Q
period 2007-09-29
TASTY BAKING CO
filed 2007-11-05
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 29, 2007

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
YES ☐     NO ☒

There were 8,261,833 shares of Common Stock outstanding as of October 30, 2007.

TASTY BAKING COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	September 29, 2007 and December 30, 2006	3

	Condensed Consolidated Statements of Operations
	Thirteen and Thirty-nine weeks ended September 29, 2007 and September 30, 2006	4

	Condensed Consolidated Statements of Cash Flows
	Thirty-nine weeks ended September 29, 2007 and September 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24

Signature		25

PART I.	FINANCIAL INFORMATION
Item1.	Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash	$112	$12
Receivables, less allowance of $2,547 and $2,455, respectively	20,395	17,769
Inventories	8,093	6,926
Deferred income taxes	3,910	3,040
Prepayments and other	2,130	1,414
Total current assets	34,640	29,161
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	49,796	43,110
Machinery and equipment	124,287	122,599
Construction in progress	6,435	1,902
	181,951	169,044
Less accumulated depreciation	109,956	103,660
	71,995	65,384
Other assets:
Long-term receivables from independent sales distributors	10,217	10,960
Deferred income taxes	4,786	4,596
Other	3,530	2,190
	18,533	17,746
Total assets	$125,168	$112,291

Liabilities
Current liabilities:
Current obligations under capital leases	$583	$327
Notes payable, banks	-	631
Book overdraft	2,557	2,165
Accounts payable	4,878	3,875
Accrued payroll and employee benefits	5,024	7,444
Other	7,287	5,349
Total current liabilities	20,329	19,791

Long-term obligations under capital leases, less current portion	910	208
Long-term debt	23,317	18,177
Accrued pensions	18,094	18,724
Accrued other liabilities	2,324	1,057
Postretirement benefits other than pensions	6,013	6,065
Asset retirement obligations (ARO)	6,586
Total liabilities	77,573	64,022

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 15,000 shares, issued 9,116 shares
Capital in excess of par value of stock	28,737	28,951
Retained earnings	25,189	25,028
Accumulated other comprehensive income	832	1,996
Treasury stock, at cost	(11,721)	(12,264)
Total shareholders' equity	47,595	48,269

Total liabilities and shareholders' equity	$125,168	$112,291

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Gross sales	$69,103	$66,033	$209,466	$203,275
Less discounts and allowances	(26,584)	(24,705)	(78,817)	(76,476)
Net sales	42,519	41,328	130,649	126,799
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	27,457	26,034	82,494	78,454
Depreciation	2,866	1,633	6,909	4,801
Selling, general and administrative	11,745	12,791	37,946	39,059
Interest expense	467	372	907	1,159
Other income, net	(164)	(221)	(596)	(700)
	42,371	40,609	127,660	122,773
Income before provision for
income taxes	148	719	2,989	4,026

Provision (Benefit) for income taxes	(62)	213	960	1,431

Net income	$210	$506	$2,029	$2,595

Average common shares outstanding:
Basic	8,034	8,041	8,034	8,048
Diluted	8,173	8,224	8,148	8,242

Per share of common stock:

Net income:
Basic	$0.03	$0.06	$0.25	$0.32
Diluted	$0.03	$0.06	$0.25	$0.31

Cash dividend	$0.05	$0.05	$0.15	$0.15

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000's)

	For the Thirty-Nine Weeks Ended
	September 29, 2007	September 30, 2006

Cash flows from (used for) operating activities
Net income	$2,029	$2,595
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	6,909	4,801
Amortization	239	-
Loss (Gain) on sale of routes	57	(6)
Restructure payments	-	(222)
Defined benefit pension benefit	(377)	(9)
Defined contribution pension expense	-	1,608
Pension contributions	(500)	-
(Increase) decrease deferred taxes	(889)	50
Post retirement medical	(458)	(1,240)
Other	691	304
Changes in assets and liabilities:
Increase in receivables	(2,999)	(2,384)
Increase in inventories	(1,166)	(7)
Increase in prepayments and other	(1,685)	(97)
Increase in accrued taxes	1,166	1,020
Decrease in accounts payable, accrued
payroll and other current liabilities	(865)	(270)

Net cash from operating activities	2,152	6,143

Cash flows from (used for) investing activities
Proceeds from sale of property, plant and equipment	-	75
Purchase of property, plant and equipment	(7,098)	(4,462)
Proceeds from independent sales distributor loan repayments	2,789	3,179
Loans to independent sales distributors	(2,123)	(2,945)
Keystone option receipt	-	1,600
Other	(242)	(181)

Net cash used for investing activities	(6,674)	(2,734)

Cash flows from (used for) financing activities
Dividends paid	(1,237)	(1,230)
Borrowings (payments) on long-term debt, net	6,099	(1,521)
Net decrease in short-term debt	(631)	-
Net increase (decrease) in book overdraft	391	(604)
Purchase of treasury stock	-	(159)

Net cash from (used for) financing activities	4,622	(3,514)

Net increase (decrease) in cash	100	(105)

Cash, beginning of year	12	251

Cash, end of period	$112	$146

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$940	$1,225
Income taxes	$5	$38

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
($’s in 000’s, except share and per share amounts, unless otherwise noted)
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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Buildings and improvements, machinery and equipment, and vehicles are depreciated over thirty-nine years, seven to fifteen years, and five to ten years, respectively, except where a shorter useful life is necessitated by the Company’s decision to relocate its Philadelphia operations.  Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  Capitalized computer hardware and software are depreciated over five years.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, the Company records its obligation related to conditional asset retirements at the present value of the future obligation. This $6.6 million obligation will accrete to the full value of the future obligation over the remaining period until settlement of the obligation is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through  December 2044, the remaining useful life of the Philadelphia Manufacturing facility.

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

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the project.  There is no Statement of Operations impact related to the establishment of, or subsequent change to, the asset and liability amounts.

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

Accounting for Derivative Instruments
The Company has historically entered into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations.

The Company has also entered into foreign currency forward contracts to hedge the future purchase of assets for its new facilities, which are denominated in Australian Dollars (“AUD”).  These contracts are accounted for as fair value foreign currency hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the Statement of Operations, with the corresponding asset and liability recorded on the Balance Sheet.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended September 29, 2007 and September 30, 2006, 339,996 and 449,146 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. For the thirty-nine weeks ended September 29, 2007 and September 30, 2006, approximately 367,263 and 485,254 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.

Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).  Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest.  The total value of compensation expense for restricted stock is equal to the closing market price of Tasty Baking Company shares on the date of grant.  FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

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

2.      New Facilities

In May 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Site preparation has begun and construction is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space that commences upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company has provided a $1.1 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by the end of the lease term.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  In September 2007, the Company closed on a $90 million multi-bank credit facility and $27 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.  The Company also received a commitment for an additional $5 million low-interest development loan that it expects to close in September 2008.

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20 million at June 30, 2007 would not be relocated to the new facilities or sold as a result of the relocation. The Company accounts for disposal and exit activities in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has re-evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in early 2010.  As such, in the quarter ended June 29, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  For the thirteen and thirty-nine week periods ended September 29, 2007 the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million and $2.0 million, respectively.  The after tax impact of the incremental depreciation on net income, net income per common share-basic, and net income per common share-diluted was $0.9 million, $0.11 per share, and $0.11 per share, respectively, for the thirteen weeks ended September 29, 2007 and $1.3 million, $0.16 per share, and $0.16 per share, respectively, for the thirty-nine weeks ended September 29, 2007.  The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

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

3.      Restructure Charges

From fiscal years 2001 to 2005, the Company implemented several strategies that resulted in restructuring charges and accrued restructuring obligations.  During the thirty-nine week period ended September 30, 2006, the Company made payments related to restructuring obligations of $222 and as of December 30, 2006 no restructuring obligations remained.

4.      Inventories

Inventories are classified as follows:
	Sept. 29, 2007	Dec. 30, 2006
Finished goods	$2,122	$1,575
Work in progress	186	159
Raw materials and supplies	5,785	5,192
	$8,093	$6,926

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $126 and $78 as of September 29, 2007 and December 30, 2006, respectively.

5.      Credit Facility

On September 6, 2007, the Company entered into a 5 year, $100 million secured credit facility, consisting of a $55 million fixed asset line of credit, a $35 million working capital revolver and a $10 million low-interest loan from the agent bank in partnership with the Commonwealth of Pennsylvania (the “Bank Credit Facility”). The Bank Credit Facility contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant and a minimum liquidity ratio and level of earnings before depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA. The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10 million low-interest loan bears interest at a fixed rate of 5.5% per annum.

On September 6, 2007, the Company entered into a 10 year, $12 million credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Line of Credit.

On September 6, 2007, the Company entered into a 10 year, $5 million Machinery and Equipment Loan Fund line of credit with the Commonwealth of Pennsylvania (“MELF Line of Credit”). This line of credit bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. Contemporaneously with the closing under the MELF Line of Credit, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5 million line of credit to the Company.  This second line of credit with the Machinery and Equipment Loan Fund is expected to close in September 2008, and be on substantially the same terms and conditions as the MELF Line of Credit.

On September 6, 2007 the Company entered into an agreement which governs the collateral positions under the Bank Credit Facility, the PIDC Credit Facility, and the MELF line of credit (“the Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

The Company used a portion of the proceeds received under the Bank Credit Facility to terminate and repay all outstanding indebtedness under the Amended Credit Agreement, the Term Loan, the Mortgage, and the Second Term Loan.  The Company also expects to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility and the MELF Line of Credit to finance the Company’s move of its Philadelphia manufacturing facility and corporate headquarters to new facilities to be constructed at the Philadelphia Navy Yard, along with working capital needs.

On September 13, 2005, the Company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement increased the commitment from $30 million to $35 million; changed the terms from secured to unsecured; extended the maturity from a three-year term to a five-year term expiring in September 2010; eliminated the short-term portion and reduced the interest rate margins and the commitment fees charged to the Company as described in the Amended Credit Agreement.  Modifications were also made to the Tangible Net Worth covenant and the Funded Debt covenant that make them less restrictive.  Interest rates in the Amended Credit Agreement are indexed to LIBOR based upon the Company’s ratio of debt to EBITDA and rates may decrease up to 50 basis points based on that ratio.  Commitment fees are charged on the unused portion of the commitment and range from 10 to 25 basis points based upon the same ratio used to determine interest rates.  The proceeds from the Amended Credit Agreement will be used for general corporate purposes and such other uses as permitted.

On September 13, 2005, the Company also entered into a term loan for $5.3 million (the “Term Loan”).  The term loan was based upon a 15 year amortization with a scheduled maturity in five years due in September 2010.  The terms and conditions of the term loan are generally the same as those in the Amended Credit Agreement.  The entire proceeds of the term loan were used to fund a voluntary contribution to the defined benefit pension plan (the “DB Plan”).

On December 19, 2005, the Company also entered into a mortgage loan of $2.15 million (the “Mortgage Loan”) which was secured by the Philadelphia manufacturing facility (“Hunting Park Bakery”), and a second term loan for $2.55 (the “Second Term Loan”) million to fund the purchase of the Hunting Park Bakery building and land for a total purchase price of $4.7 million from the Company’s DB Plan.  The mortgage loan is based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015.  The term loan is based upon a 15 year amortization with a scheduled maturity in five years due in September 2010.  The terms and conditions of the mortgage loan and the term loan are generally the same as those in the Amended Credit Agreement.

6.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates the Company entered into a five-year $6 million interest rate swap on August 3, 2005, with a fixed LIBOR rate of 4.64%.  The Company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively.  Also on December 21, 2005 the Company entered into a ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%.  The LIBOR rates above were subject to an additional credit spread which could range from 75 basis points to 140 basis points.

In June 2007, in connection with the planned relocation of the Company’s Philadelphia operations and the related financing, the Company sold the August 3, 2005 and September 13, 2005 interest rate swaps.  In September 2007, the Company sold its remaining interest rate swaps. The effect of these sales was to increase interest expense for the thirteen weeks ended September 29, 2007 by approximately $0.1 million and to reduce interest expense for the thirty-nine weeks ended September 29, 2007 by approximately $0.1 million.

During the third quarter of 2007, the Company entered into commitments to acquire assets denominated in a foreign currency.  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010 with notional principal of $9.0 million AUD ($7.2 million USD as of September 29, 2007).  As of September 29, 2007 the change in fair value of both the commitment and the forward currency contracts was $0.5 million.

7.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory DB Plan providing retirement benefits.  Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. The Company maintains a defined benefit salaried employee retirement plan (the “DB SERP”) for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan.  See Note 10 for more information.  The Company also maintains an unfunded Directors’ Retirement Plan.  The benefit amount is the annual retainer in the year of retirement.

Effective February 15, 2007, benefit accruals under the Directors’ Retirement Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the Directors’ Retirement Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board of Directors approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit deferred stock units (“DSUs”) to each director’s account equivalent in value to $4 on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid shares in an amount equal to the aggregate DSUs in the director’s account upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum, or at the director’s election, over a period of five years.

In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.  Effective March 27, 2005, the Company adopted a new company funded defined contribution plan (the “DC Plan”) which is a defined contribution benefit that replaces the benefit provided in the DB Plan.
The components of the DB Plan, DB SERP, and DB Directors’ Retirement Plan’s costs are summarized as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/29/07	9/30/06	9/29/07	9/30/06
Service cost-benefits earned during the quarter	$0	$10	$10	$22
Interest cost on projected benefit obligation	1,247	1,237	3,735	3,721
Expected return on plan assets	(1,302)	(1,277)	(3,906)	(3,811)
Prior service cost amortization	(4)	(4)	(13)	(12)
Actuarial loss recognition	16	-	49	-
SERP amendment	-	18	-	70
Net DB pension amount charge to income	$(43)	$(16)	$(125)	$(10)

The Company made a $0.5 million voluntary cash contribution to the previously frozen DB Plan in July 2007.

8.      Defined Contribution Retirement Plans

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amount charged to income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/29/07	9/30/06	9/29/07	9/30/06
Funded retirement plan	$465	$461	$1,445	$1,395
Defined contribution SERP	90	71	270	213
Net DC pension amount charge to income	$555	$532	$1,715	$1,608

There is no required minimum cash contribution to the Pension Plan in 2007.

9.      Postretirement Benefits Other than Pensions

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

Components of net periodic postretirement benefit cost/(benefit) are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/29/07	9/30/06	9/29/07	9/30/06
Service cost	$67	$75	$201	$200
Interest cost	92	91	277	272
Amortization of unrecognized prior service cost	(457)	(550)	(1,373)	(1,372)
Amortization of unrecognized gain	(29)	(19)	(87)	(78)
Total FAS 106 net postretirement benefit	$(327)	$(403)	$(982)	$(978)

Estimated company contributions for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were $453 and $253, respectively.

10.           Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan"), as adopted by the Company's Board of Directors (the "Board") on March 24, 2006.  The aggregate number of shares available for grant under the 2006 Plan is 290,557 shares of the Company’s common stock.

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

The Company also has active 2003 and 1997 Long-Term Incentive Plans.  The aggregate number of shares available for grant under the 2003 plan is 60,744 and under the 1997 plan is 107,547.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan.  A notable difference is that the 1997 plan can only award shares to employees of the Company while the 2003 plan can award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long-Term Incentive Plan.

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

A summary of stock options as of September 29, 2007 is presented below:
	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2006	456	$10.52
Granted	-	-
Forfeited	(5)	10.78
Exercised	-	-
Outstanding at March 31, 2007	451	$10.52	5.55	$1,087
Granted	-	-
Forfeited	(5)	10.78
Exercised	-	-
Outstanding at June 30, 2007	446	$10.52	5.31	$1,075
Granted	-	-
Forfeited	(1)	10.78
Exercised	-	-

Outstanding at September 29, 2007	445	$10.51	5.09	$1,074

Options exercisable at March 31, 2007	451	$10.52	5.55	$1,087
Options exercisable at June 30, 2007	446	$10.52	5.31	$1,075
Options exercisable at Sept. 29, 2007	445	$10.51	5.09	$1,074

As of September 29, 2007, there was no unrecognized compensation related to nonvested stock options.  For the thirty-nine weeks ended September 29, 2007, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the thirty-nine weeks ended September 29, 2007 or September 30, 2006.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of September 29, 2007 is presented below:
	Shares (000’s)	Weighted–Average Fair Value
Nonvested at December 30, 2006	180	$7.65
Granted	50	8.70
Forfeited	(1)	8.03
Exercised	-	-

Nonvested at September 29, 2007	229	$7.88

As of September 29, 2007, there was $980 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 2.81 years.

11.           Income Taxes

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

At the adoption date of December 31, 2006, the Company had $835 of unrecognized tax benefits, including $402 of interest and penalties, all of which would affect the effective tax rate if recognized.  At September 29, 2007, the Company has $908 of unrecognized tax benefits, $227 of which are presented as a reduction in deferred tax assets.  The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense, and at September 29, 2007, had $400 of interest and penalties included as a component of unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded through 2001.  Currently there are no ongoing income tax audits for any of the tax years that remain open to examination by various taxing jurisdictions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to September 29, 2008.

During the quarter ended September 29, 2007, the Company recorded $67 in tax benefits related to changes in cumulative temporary timing differences.

12.           Comprehensive Income/(Loss)

Total comprehensive income, net of taxes, is comprised as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/29/07	9/30/06	9/29/07	9/30/06
Net income	$210	$506	$2,029	$2,595
Other comprehensive income / (loss)
Pension plan	16	-	31	-
Other postretirement benefits	(584)	-	(1,130)	-
Change in unrealized gain / (loss)
on derivative instruments	(34)	(264)	(65)	37

Total other comprehensive income / (loss)	(602)	(264)	(1,164)	37

Total comprehensive income / (loss)	$(392)	$242	$865	$2,632

The following table summarizes the components of accumulated other comprehensive income / (loss), net of tax:

			Sept. 29,	December 30,
			2007	2006
Pension Plan			$(3,481)	$(3,511)
Unrealized gain / (loss) on derivative instruments			20	84
Other postretirement benefits			4,293	5,423

Total comprehensive income			$832	$1,996

13.           Facility Fire

In July 2007, the Company had a fire at its Philadelphia bakery operations.  As a result of the fire the Company incurred approximately $0.2 million in costs which are included in cost of sales for the thirteen and thirty-nine weeks ended September 29, 2007.  While the Company has filed an insurance claim for this loss, no receivable has been recorded as of September 29, 2007.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations
($’s in 000’s, except share and per share amounts unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended September 29, 2007 and September 30, 2006

Overview

Net income for the third quarter of 2007 was $210 or $0.03 per fully-diluted share.  Net income included $0.9 million, or $0.11 per common share, of incremental depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities.  Net income for the third quarter of 2006 was $506 or $0.06 per fully-diluted share.  Net income for the third quarter of 2007 decreased $296 and earnings per share decreased $0.03, compared to the same quarter last year.

Sales

Gross sales and net sales increased 4.6% and 2.9%, respectively, in the third quarter of 2007 versus the same period in the prior year due to a 1.5% volume increase, combined with higher average selling prices.  Route and non-route net sales increased 3.3% and 1.6%, respectively, versus the same period in 2006.    Route net sales grew due to strong family pack sales and continued success of the company’s sugar-free Sensables products, partially offset by a decline in single serve sales.

Cost of Sales

Cost of sales for the third quarter of 2007 increased 5.5% versus the third quarter of 2006.  The increase in cost of sales resulted from higher sales volume and, more significantly, by a 12.5% increase in variable manufacturing expenses, which was primarily driven by industry-wide cost increases for packaging and certain key ingredients, including sugar, oils, and eggs. The increase in variable manufacturing expense was partially offset by an 8.3% reduction in fixed manufacturing expense in the quarter due to lower employee-related costs, due in part to changes in the Company’s vacation benefit plan.

Gross Margin

Gross margin decreased 4.4 percentage points to 28.7% of net sales in the third quarter of 2007 compared to the third quarter of 2006.  The decline in gross margin was partly attributable to the $1,309 in incremental depreciation resulting from a change in the estimated useful lives of certain assets described previously at the Company’s Philadelphia operations related to the Company’s plans to move from its present facilities.  The incremental depreciation resulted in a 3.1 percentage point reduction in gross margin.  The increased cost of commodities also negatively impacted gross margin as did an unfavorable product mix shift between family pack and single serve products compared to the same quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2007 decreased to 27.6% of net sales, compared to 30.9% of net sales in the third quarter of 2006.  The decrease was driven by a reduction in advertising expenses, combined with lower employee-related expenses, due in large part to changes in the Company’s vacation benefit plan.

Non-Operating Items

Interest expense increased by $95, or 25.5%, in the third quarter of 2007 compared to the third quarter of 2006.  The increase was primarily due to a $68 loss on the sale of certain interest rate swaps resulting from changes in the Company’s underlying debt structure as part of the financing of the new manufacturing plant, combined with higher deferred financing fee amortization related to the Company’s new debt facilities.   The Company is exposed to market risk relative to its interest expense as certain of  its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $57 in the third quarter of 2007 compared to the third quarter of 2006.    The decrease was primarily due to a loss on the sale of equipment in the quarter ended September 29, 2007.

The effective income tax rate for state and federal taxes was (41.9%) and 29.6% for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.  The favorable change in the effective tax rate was primarily driven by $67 in benefits in the thirteen weeks ended September 29, 2007 related to changes in cumulative temporary timing differences.

For the Thirty-nine Weeks ended September 29, 2007 and September 30, 2006

Overview

Net income for the first thirty-nine weeks ended September 29, 2007, was $2,029 or $0.25 per fully-diluted share. Net income included $1.3 million or $0.16 per common share of after tax impact of incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities. Net income for the first thirty-nine weeks ended September 30, 2006, was $2,595, or $0.31 per fully-diluted share.  Net income for the first thirty-nine weeks of 2007 decreased $566 and earnings per share decreased $0.06 compared to the same period last year.

Sales

Gross sales and net sales both increased 3.0% in the first thirty-nine weeks of 2007 versus the same period in the prior year due primarily to a 2.7% volume increase.  Route net sales increased 2.5% versus the same period in 2006 driven by increased family pack sales, partially offset by a decline in single serve sales.  Non-route net sales increased 4.8% versus the same period a year ago primarily driven by expanded distribution among third-party distributors and growth within certain existing direct customers.

Cost of Sales

Cost of sales for the first thirty-nine weeks of 2007 increased 5.1% versus the same period a year ago.  The increase in cost of sales resulted from increased volume and industry-wide cost increases for packaging and certain ingredients, including eggs, oils, sugars and other commodity costs.  The increase in variable manufacturing expense was partially offset by a 7.9% reduction in fixed manufacturing expense, due in part to changes in the Company’s vacation benefit plan.

Gross Margin

Gross margin decreased 2.7 percentage points in the first thirty-nine weeks of 2007 compared to the same period of 2006.  This decrease was primarily driven by $2,019 in incremental depreciation resulting from a change in the estimated useful lives of certain assets at the Company’s Philadelphia operations combined with increased commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first thirty-nine weeks of 2007 decreased to 29.0% of net sales, compared to 30.8% of net sales in the first thirty-nine weeks of 2006.  Towards the end of the first quarter and through the second quarter of 2007, the Company launched a new television advertising campaign aimed at supporting the Company’s brands and new products and at increasing sales volumes.   The costs associated with this campaign were more than offset by reductions in the cost of freight as well as by lower employee related costs.

Non-Operating Items

Interest expense decreased by $252, or 21.7%, in the first thirty-nine weeks of 2007 compared to the first thirty-nine weeks of 2006.  This decrease was due to the net gain on the sale of certain interest rate swaps resulting from changes in the Company’s underlying debt structure as part of the financing of the new manufacturing plant, combined with lower average borrowing levels resulting from improved cash flow and working capital, as well as from $1,600 in cash received from Keystone Redevelopment Partners, LLC for an option agreement that terminated in the fourth quarter of 2006.  The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by $104 in the first thirty-nine weeks of 2007 compared to the same period of 2006.  The decrease was primarily due to a loss on the sale of equipment in the third quarter ended September 29, 2007.

The effective income tax rate for state and federal taxes was 32.1% and 35.5% for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

Liquidity and Capital Resources

Current assets at September 29, 2007 were $34,640 compared to $29,161 at December 30, 2006.  Current liabilities at September 29, 2007 were $20,329 compared to $19,791 at December 30, 2006.  The increase in current assets was primarily driven by an increase in receivables of $2,626, resulting from higher sales, as well as an increase in inventory of $1,167.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space that is expected to commence upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, The Company has provided a $1.1 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by the end of the lease term.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  In September 2007, to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company closed on a $90 million multi-bank credit facility and $27 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.  The Company also received a commitment for an additional $5 million low-interest development loan that it expects to close in September 2008.

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  A credit facility is maintained with four banks and certain capital and operating leases are utilized.

Book overdrafts are recorded within current liabilities.  Cash flows associated with book overdrafts are classified as financing activities.

On September 6, 2007 the Company closed on a $90 million multi-bank credit facility and $27 million in low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation. The Company also received a commitment for an additional $5 million low-interest development loan that it expects to close in September 2008.  Proceeds from these agreements are expected to be used to finance the Company’s move of its Philadelphia manufacturing facility and corporate headquarters to new facilities to be constructed at the Philadelphia Navy Yard, as well as for working capital needs.

At closing, proceeds from the bank credit facility were used to repay approximately $8.9 million of existing term and mortgage loans and approximately $15.9 million of borrowings under the Company’s prior revolving credit facility, as well as to cash collateralize outstanding letters of credit, and settlement charges.

On August 3, 2005, in order to hedge a portion of the Company’s exposure to changes in interest rates, the Company entered into a five-year $6 million interest rate swap with a fixed LIBOR rate of 4.64%.  The Company also entered into two five-year interest rate swaps for its term loans for $5.3 and $2.55 million on September 13 and December 21, 2005 with fixed LIBOR rates of 4.42% and 4.99%, respectively.  Also on December 21, 2005, the Company entered into an ten-year $2.15 million interest rate swap for its mortgage loan with a fixed LIBOR rate of 5.08%.  In June 2007, in connection with the Company’s strategic manufacturing initiative and the related financing, the Company sold the August 3, 2005 and September 13, 2005 interest rate swaps at a gain of $196.   In September 2007, in connection with the Company’s strategic manufacturing initiative and the related financing, the Company sold the remaining interest rate swaps at a loss of $68.

Net cash from operating activities for the thirty-nine weeks ended September 29, 2007 totaled $2,152, mainly due to an increase in working capital of $4,941.  The increase in working capital was primarily due to increases in trade accounts receivable, inventory and prepayments and other.

Net cash used for investing activities for the thirty-nine weeks ended September 29, 2007 was $6,674, primarily consisting of $7,098 for capital expenditures.

Net cash flows from financing activities for the thirty-nine weeks ended September 29, 2007 totaled $4,622, primarily driven by borrowings of long-term debt of $6,099.

The Company anticipates that for the foreseeable future cash flow from operations, along with availability from the new multi-bank credit facility and low-interest development loans will provide sufficient cash to allow the Company to execute upon the relocation of its Philadelphia operations as well as meet its other operating requirements.  The Company anticipates capital expenditures of approximately $20 million for fiscal 2007, $14 million of which are expenditures associated with the Company’s new manufacturing facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2006 (“2006 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first thirty-nine weeks of 2007 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Contractual Obligations

Information regarding the Company’s contractual obligations is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2006 Form 10-K.  During the thirty-nine weeks ended September 29, 2007, there were no material changes to the Company’s contractual obligations outside the ordinary course of business, other than obligations related to the agreements entered into as part of the Company’s strategic manufacturing initiative, obligations related to the new credit facilities and obligations related to income taxes accounted for under FIN 48, as described in Notes 2, 5 and 11, respectively, to the Company’s condensed consolidated financial statements included in Part I., Item 1 above.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings  “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.  Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about relocating operations and the funding thereof, legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, ability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, employee productivity,  availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the recognition of pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to lease and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the 2006 Form 10-K, “Item 1A, Risk Factors,” as updated below.  There can be no assurance that the new manufacturing facility described herein will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the 2006 Form 10-K.  During 2007, the Company entered into commitments to purchase equipment for its new bakery facility at the Navy Yard that are denominated in a foreign currency.  In order to mitigate the risk associated with the changes in foreign currency exchange rates, the Company has entered into contracts that fix the exchange rates at each of the required dates that a payment is due in a foreign currency.  Certain additional payments may arise during the construction period that may be required to be paid in a foreign currency.  However, the Company does not believe that these amounts, if any, will be material enough to create a foreign exchange risk that is material to the financial statements.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 29, 2007.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.

b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended September 29, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

The Company’s 2006 Form 10-K includes a discussion of certain risks and uncertainties facing it, including those risk factors that could cause its actual results to differ materially from those stated in forward-looking statements contained in the 2006 Form 10-K and this Quarterly Report on Form 10-Q.   The new risk factors presented below should be read in conjunction with the risk factors and information disclosed in the Company’s 2006 Form 10-K.  Solely for purposes of the risk factors in this Item 1A, the terms, “we,” and “us” refer to Tasty Baking Company and its subsidiaries.

Indebtedness incurred in connection with our strategic manufacturing initiative could adversely affect our financial condition

On May 9th, we announced that we had entered into agreements to relocate our Philadelphia operations.  Higher levels of indebtedness associated with this initiative could increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate; and require that we use a larger portion of our cash flow to pay principal and interest, thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.

Our inability to successfully implement our strategic manufacturing initiative may have an adverse effect on results of operations and may restrict our ability to increase revenues, cash flows and net income

We are dependent upon third parties to construct the new facility and to deliver the high-tech, modern baking equipment. Unanticipated delays in the completion of the facility or delivery of new equipment could substantially increase the costs and ultimately the indebtedness associated with the initiative.  Unexpected increases in equipment or installation costs could also substantially increase the indebtedness associated with the initiative.  Unfavorable deviations from expected equipment performance or unforeseen difficulties associated with transitioning to a new facility could significantly increase the costs of future production.  Such unanticipated delays, cost increases or unfavorable deviations in equipment performance could also restrict the Company’s ability to increase revenues and profitability as well as have an adverse impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None in the third quarter of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the third quarter of 2007.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 10 (a) - First Amendment, dated as of September 25, 2007, to the Amended and Restated Employment Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi.

Exhibit 10 (b) - Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 99.1 to Form 8-K, filed on or about September 6, 2007.

Exhibit 10 (c) - Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender, is incorporated herein by reference to Exhibit 99.2 to Form 8-K, filed on or about September 6, 2007.

Exhibit 10 (d) - Machinery and Equipment Loan Fund Loan Agreement, dated as of September 6, 2007, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development is incorporated herein by reference to Exhibit 99.3 to Form 8-K, filed on or about September 6, 2007.

Exhibit 10 (e) – Third Amendment to Industrial Lease Agreement dated July 23, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated herein by reference to Exhibit 10 (f) to Form 10-Q, filed on or about August 7, 2007.

Exhibit 10 (f) – Fourth Amendment to Industrial Lease Agreement dated August 16, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company.

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

TASTY BAKING COMPANY
(Company)

November 5, 2007	By:	/s/ Paul D. Ridder
(Date)		Paul D. Ridder
VICE PRESIDENT, CORPORATE CONTROLLER AND CHIEF ACCOUNTING OFFICER
(Principal Accounting Officer)