Form 10-K
period 2007-12-29
TASTY BAKING CO
filed 2008-03-12
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 29, 2007 (52 weeks)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 29, 2007, is $72,537,341 (computed by reference to the closing price on the NASDAQ Global Market on June 29, 2007).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 2008.

Class	Outstanding
Common Stock, par value $.50	8,263,746 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 2, 2008, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1.     Business

The Company was incorporated in Pennsylvania in 1914 and maintains its principal offices and manufacturing facility in Philadelphia, Pennsylvania.  The Company manufactures, co-packages and sells a variety of premium single portion cakes, pies, donuts, snack bars, pretzels, and brownies under the well-established trademark, TASTYKAKE®.  These products are comprised of approximately 100 varieties.  The availability of some products, especially the holiday-themed offerings, varies according to the season.  The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.50 to $1.39 per package and family convenience packages at $3.69. The individual pies include various fruit and cream-filled varieties and, at certain times of the year, additional seasonal varieties.  The best known products with the widest sales acceptance are sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®.  The Company produces a line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables® which are sold at retail prices ranging from $0.50 for single serve to $3.99 for family convenience packages.

In May 2007, the Company announced that, as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Site preparation has begun and construction is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space.  The lease will commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.

Tasty Baking Oxford, Inc., a wholly-owned subsidiary of the Company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE®.  Oxford also manufactures several products, which are distributed under private labels.

The Company’s products are sold principally by independent sales distributors through distribution routes to approximately 15,500 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which make up the Company's primary target market.  This method of distribution for direct store deliveries via independent sales distributors has been used since 1986.  The Company sells products to approximately 427 independent sales distributors that service route sales areas.  The Company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico via third party distributorships.  The Company has formed alliances with third party distributors in New York, Florida, Virginia, Georgia and New England that can warehouse and distribute the Company product lines most effectively in both fresh and frozen forms.  The Company also distributes its products through the www.tastykake.com program, whereby consumers can call a toll-free number or visit the Company’s website to order a variety of Tastykake gift packs for delivery to homes and businesses.

For 2007, the Company’s top 20 customers represented 57.7% of its net sales and its largest customer, Wal-Mart, represented 18.4% of its net sales.  This relationship has been reasonably consistent over the prior two years.  If any of the top twenty customers change their buying patterns with the Company, the Company’s sales and profits could be adversely affected.

The Company conducts marketing programs that utilize radio and television advertising, outdoor billboard campaigns, newspaper free standing inserts, consumer coupons, and public relations.  In 2007, the Company utilized television advertising for the first time in many years.

The Company is engaged in a highly competitive business, specializing in premium snack cakes and pies.  Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets.  The Company is able to maintain a strong competitive position in many areas within its primary target market through the quality of its products and brand name recognition.  In these areas, the Company has a strong market share.

Outside of its principal marketing area, awareness of the Company’s trademarks and reputation is not as strong and the Company’s market share is generally less significant.  In these markets, the Company competes for limited shelf space available from retailers, leveraging product quality, price promotions and consumer acceptance.  The Company has been able to grow sales outside of its principal marketing area primarily through the distribution of its products using mass merchandisers and third party distributors.

The Company’s principal competitor in the premium snack cake market is George Weston Foods, which competes on price, product quality and brand name recognition in the multi-serve and single-serve baked goods market under the brand name of Entenmann’s.  They compete primarily in the United States east of the Mississippi River.  Another competitor is Interstate Bakeries Corporation (“Interstate”) which owns three major brands in this category – Hostess, Dolly Madison and Drakes.  Interstate is a large publicly held corporation that has achieved national recognition of its Hostess brand name through extensive advertising.  Interstate filed for Chapter 11 Bankruptcy protection in 2004 and has remained in Chapter 11 through March 2008.  McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie, primarily selling lower priced snack cakes.  Little Debbie holds the largest share of the snack cake market in the United States.  Local independent bakers also compete in a number of regional markets.  In addition, there are national food companies that are expanding their snack product offerings in the Company’s category. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the Company for a portion of the overall snack market.

The Company is dependent upon sweeteners, eggs, oils and flour for its ingredients. The market prices for sweeteners could be volatile during 2008; however, the Company has recently entered into a fixed price arrangement for sweeteners that covers a significant majority of the Company’s needs beyond the end of 2008.  Eggs, which the Company purchases in the spot market, experienced significant price increases during 2007 due to higher costs associated with corn based ingredients used in feed and are also expected to be volatile in 2008.  Flour pricing was under significant pressure in the second half of 2007 and is expected to continue to be volatile in 2008 due to supply issues, strong exports and the potential for adverse weather conditions.  Increased demand along with the continuing increase in alternative fuels, such as bio-diesel and ethanol, combined with supply shortages caused a significant increase in soybean oil during 2007, which is expected to continue into 2008.

The Company’s policies with respect to working capital items are not unique.  Finished goods inventory is generally maintained at levels sufficient for one to two weeks of sales while packaging and ingredient inventory levels are generally maintained to support eight weeks of sales, depending on product seasonality.  Changes in suppliers and new product launches are two reasons why inventory levels may change but these changes are normally short-term in nature.  The ratio of current assets to current liabilities is generally maintained at a level between 1.5 and 1.9 to 1 and was at 1.8 to 1 at December 29, 2007.

The Company believes that its brand trademarks such as “TASTYKAKE®” and “Sensables® and product trademarks such as “KRIMPETS®,” “KREAMIES®,” “JUNIORS®,” and “KANDY KAKES®” are of material importance to the Company’s strategy of brand building.  The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property.  The Company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing its products.

The Company engages in continuous research and development activities at its Philadelphia location related to new products as well as to the improvement and maintenance of existing products.  These initiatives are designed to drive top-line growth and improve the Company’s cost position.  In the past two years these expenditures have not been material.

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

The Company has historically made investments based on compliance with environmental laws and regulations.  These expenditures have not been material with respect to the Company’s capital expenditures, earnings or competitive position.

As of March 1, 2008, the Company employed approximately 878 persons, including 89 part-time employees, and approximately 64 maintenance employees that are covered by a labor agreement that was ratified in June of 2006 and expires in May 2009.  In addition, as of March 1, 2008 the Company also retained the services of approximately 101 contract staff at its Philadelphia operations.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge through the Company’s website the same day as they are made available on the Securities and Exchange Commission’s (“SEC”) website.  These reports are available by going to the Company’s website at www.tastykake.com, under the “Investors, Annual Reports, SEC Filings -SEC Website” captions.  See the first paragraph of Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee, Strategic Planning Committee, and Nominating and Corporate Governance Committee are available on the Company’s website at www.tastykake.com, under the “Investors, Corporate Governance” headings or are available upon written request directed to the Secretary of the Company at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

The Company will also post to its website any amendments to the Code of Business Conduct, or a waiver from the provisions of the Code of Business Conduct relating to the Company’s principal executive officers or directors.  Waivers will be located under “Investors, Corporate Governance, Code of Business Conduct–Waivers.”

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

Change in Top Customers’ Buying Patterns May Adversely Affect Our Sales and Profits

Our top twenty customers represented 57.7% of our 2007 net sales and 56.7% of our 2006 net sales.  Our largest customer, Wal-Mart, represented 18.4% of our net sales in 2007 and 2006.  If any of the top twenty customers change their buying patterns with us, our sales and profits could be adversely affected.

Increased Commodity Prices May Impact Profitability

We are dependent upon sweeteners, eggs, oils, and flour for our ingredients.  Many commodity prices have been volatile and continue to be volatile.  Further substantial increases in commodity prices may have an adverse impact on our profitability.

Change in Consumer Preferences May Adversely Affect Our Financial and Operational Results

Our success is contingent upon our ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences.  Consumer preference changes due to taste, nutritional content or other factors, and the Company’s failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could adversely affect our financial and operational results.  The current consumer focus on wellness may affect demand for our products.  We continue to explore the development of new products that appeal to consumer preference trends while maintaining our product quality standards.

Collectibility of Long-term Receivables May Adversely Affect Our Financial Position

Our long-term receivables represent loans issued to our independent sales distributors for the purchase of route territories and delivery vehicles.  These loans are issued through a wholly-owned subsidiary, TBC Financial Services, Inc.  Current lending guidelines require significant collateral to minimize our risk in the event of default by an independent sales distributor and our loss history has been minimal.  The ability to collect the entire loan portfolio, however, is directly related to the success of our current route distribution system and the independent sales distributor’s ability to repay the loan, which is directly related to the economic success of the route.  In addition, any external event or circumstance that impacts the independent sales distributors may also affect the collectibility of long-term receivables.

Our Brand Recognition May Not Extend Beyond Our Core Market

Historically, route sales by independent sales distributors have accounted for the largest part of our revenues.  Prior to 2003 as we expanded outside of our core Mid-Atlantic route market, the percentage of volume began to shift toward more non-route business, causing some erosion of our gross margin.  We continue to evaluate existing and new business possibilities outside the core market utilizing third party distributors. We also sell products through distributorships and major grocery chains that have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico.  If we are unable to further develop brand recognition in the expanded markets, sales and profitability could be adversely affected.

Limited Product Shelf Life May Adversely Affect Sales Potential

Our products have limited shelf life.  Production planning and monitoring of demand is essential to effective operations, both to fulfill customer demand and to minimize the levels of inventory and returns.  Delays in getting products to market for any reason, including transportation disruptions or bad weather, may cause loss of sales, which could adversely affect our operating results.

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

Indebtedness Incurred in Connection with Our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

On May 9, 2007 we announced that we had entered into agreements to relocate our Philadelphia operations.  Higher levels of indebtedness associated with this initiative could increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate; and require that we use a larger portion of our cash flow to pay principal and interest, thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.

The Inability to Successfully Implement Our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

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

A Change in Interest Rates May Adversely Affect Our Financial and Operational Results

Increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables.  A decrease in interest rates used to set the pension discount rate could increase pension liability and adversely impact the relationship of our unrecognized gain or loss to the pension corridor.  A sensitivity analysis on the impact of this relationship is included under Note 10 of the consolidated financial statements, included in Item 8 below.

Terms of Indebtedness Impose Significant Restrictions on Our Business

Our bank credit facility, PIDC Local Development Corporation credit facility and the Machinery and Equipment Loan Fund loan with the Commonwealth of Pennsylvania (the “Agreements”) contain various covenants that limit our ability to, among other things, incur or become liable for additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends over a specified amount; make investments; enter into transactions with affiliates; and enter into new businesses.

These restrictions could limit our ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.  The Agreements also require us to maintain certain financial ratios.  Our ability to remain in compliance with our financial ratio requirements in the future could be affected by events beyond our control, such as general economic conditions, a significant increase in the cost of our raw materials or a material increase in our pension or post-retirement obligations.  Failure to maintain any applicable financial ratios may prevent us from borrowing additional amounts under our bank credit facility and could result in a default under the Agreements, which could cause the indebtedness outstanding under the Agreements to become immediately due and payable if the appropriate waiver could not be obtained by the Company.  If we were unable to repay those amounts, our banks could initiate a bankruptcy or liquidation proceeding.  If the banks were to accelerate the repayment of all outstanding borrowings under the Agreements, we may not have sufficient assets to repay those amounts and any others that default as a result thereof.

In addition, if we amend our Agreements or seek a waiver for any events of default, we may incur additional fees and/or higher interest rates on all or a portion of our outstanding borrowings.

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

Increases in Employee and Employee-Related Costs Could Adversely Affect Our Financial and Operational Results

Health care and other employee-related costs may continue to rise and any substantial increase in costs may have an adverse impact on our profitability.  In addition, a shortage of qualified employees, a substantial increase in the cost of qualified employees, or any adverse affect resulting from third-party labor negotiations could have an adverse affect on our operations and financial results.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

The locations and primary use of the materially important physical properties owned by the Company and its subsidiaries are as follows:

Location	Primary Facility Use

2801 Hunting Park Avenue Philadelphia, PA	Certain Corporate Offices, Production of cakes, pies, snack bars and donuts

3413 Fox Street Philadelphia, PA	Executive, Sales and Finance Offices, Data Processing Operations, Office Services, Warehouse, Shipping and Distribution Operations

700 Lincoln Street Oxford, PA	Tasty Baking Oxford Offices, Production of honey buns, cake, mini donuts and donut holes

These properties are encumbered by a shared first priority lien under the Company’s bank credit facility and PIDC Local Development Corporation credit facility.

In addition, the Company leases various other properties used principally as local pick-up and sales distribution points.  In May 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard. This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres. Site preperation has begun and construction is expected to be completed by the end of 2009. The company expects the new facility to be fully operational in 2010.  This Facility is expected to replace the Company’s current manufacturing facility located at 2801 Hunting Park Avenue, Philadelphia, and also accommodate the Company’s current distribution operations taking place at 3413 Fox Street, Philadelphia.

The Company also entered into an agreement to relocate its corporate headquarters, currently located at 3413 Fox Street, Philadelphia, PA, to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space that commences upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the Company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the Company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors.  The Court dismissed with prejudice Plaintiffs first claim in March 2000.  As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors, consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the Company.  On July 30, 2006, the court granted the Company’s motion for summary judgment on the second claim.  On August 29, 2006, the plaintiffs appealed the decisions on each of the claims to the Pennsylvania Superior Court. On November 19, 2007, the Superior Court affirmed the lower court’s decision in the Company’s favor.  Since no further appeal was filed, the Company believes this matter is fully resolved.

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

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5.     Market for the Company's Common Equity and Related Shareholder Matters

Summarized quarterly market prices per share for the Company’s common stock for 2007 and 2006 are as follows:

	First	Second	Third	Fourth	Year

2007
Market prices:
High	9.39	10.56	11.51	10.22	11.51
Low	8.06	8.05	9.59	8.02	8.02
Cash Dividends	.05	.05	.05	.05	.20
2006
Market prices:
High	8.29	9.75	9.97	9.75	9.97
Low	6.95	7.46	6.97	8.49	6.95
Cash Dividends	.05	.05	.05	.05	.20

Each quarter consisted of 13 weeks.  The market prices of the Company’s common stock reflect the high and low sales price by quarter as traded on the NASDAQ Global Market (formerly the NASDAQ National Market).  The approximate number of holders of record of the Company’s common stock (par value $ 0.50 per share) as of February 11, 2008, was 2,212.

Dividends

The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors (“Board”).  The Board bases its decisions regarding dividends on, among other things, general business conditions, the Company’s financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.  Under the terms of the Company’s credit agreement with its banks, the Company is permitted to pay annual dividends not exceeding the excess of the Company’s tangible net worth over the adjusted net worth as defined.

Item 6.     Selected Financial Data

Not Applicable

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
($’s in 000’s, share, per share amounts and square footage unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to lease and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described directly above and under “Risk Factors.”  Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements.  There can be no assurance that the Company’s new manufacturing strategy will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law. Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the customer.  The amount of the price promotion is captured when the independent sales distributor sells product to the customer. The price promotion discount is based upon actual discounts per case using an approved price promotion calendar.  Any increase or decrease in volume may result in variations to price discounts recorded each month.  Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to customers, adjusted for price promotions and product returns.  Direct customers receive a purchase discount equal to a percentage of the wholesale price of product received.  Discounts to distributors and customers are based on agreed upon rates, and amounts vary based upon volume.

Coupon expense estimates are calculated using the number of coupons dropped to consumers and the estimated redemption percentage.  The estimated redemption percentages are based on data obtained from the company’s third-party coupon processor, and its experience with similar coupon drops.  Upon monthly receipt of the actual coupon redemption report, the coupon expense is updated based upon actual coupon activity as well as changes in the forecasted redemption percentage as estimated by the third-party coupon processor.

Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment.  If the customers fall above or below the estimate as the year progresses, this could impact the estimate.

Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program.

Product returns are recorded as product is returned to the Company.  At quarter and year-end, an estimated reserve for product returns is recorded based upon sales in the last month of the quarter or year and historical return experience.  Actual returns may vary from this estimate.

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

Since the Company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. The average monthly amount of discounts and allowances was approximately $8.5 million in 2007. Historically, actual discounts and allowances have not varied significantly from estimates.  Total discounts and allowances were 37.6% of gross sales in 2007.  This percentage is consistent with prior years and is a significant percentage of gross sales since all price discounts given to both independent sales distributors and third-party distributors are reflected as reductions to gross sales.

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

For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair market value of the asset, which is based on the best information available.  The Company uses market prices, when available, and independent appraisals as appropriate to determine fair value.  These assets are recorded at the lower of their book value or market value.  Adverse changes in future market conditions could result in losses or an inability to recover the carrying value of an affected asset.  For assets which are expected to be disposed of through abandonment before the end of their previously estimated useful life, depreciation estimates are revised to reflect the shortened useful life.

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover.  A sensitivity analysis for pensions is included in Note 10 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 12 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.  Licensed independent actuaries perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States of America.  In addition, the Company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur.  For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time, up to 15 years.  Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate.  The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income.  Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the Company to have pension expense or income within its allowable pension corridor.  Actual results may differ from the Company’s assumptions and may impact the liability and expense amounts reported for pensions and postretirement benefits.  During 2007 long-term corporate bond rates stayed flat and overall pension asset returns were below the 8.0% assumption.  In addition, the discount rate increased from 5.90% at the end of 2006 to 6.25% at the end of 2007.  Further, the other post-retirement benefits (“OPEB”) discount rate increased from 5.80% to 6.20% at the end of 2007.  There were no gains or losses in excess of the pension corridor for 2007 or 2006.

With the implementation of Medicare Part D in January 2006, the Company no longer provides medical benefits for most of its post-65 retirees.  In addition, incumbent retirees pay age-based rates for life insurance benefits in excess of $20.  As a result of these benefit changes, the projected benefit obligation was remeasured and the Company recognized a reduction in its OPEB liability of approximately $10,000 that will be amortized over future periods.  In 2007, the Company recognized the amortization of this liability in a reduction of pre-tax OPEB of $1,013.  This is primarily a non-cash benefit.

Workers’ Compensation Expense

Accounting for workers’ compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases.  The Company insures for workers’ compensation liabilities under a large deductible program where losses are incurred by the Company up to certain specific and aggregate amounts.  Accruals for claims under the large deductible insurance program are recorded as claims are incurred.  The Company estimates the liability based on total incurred claims and paid claims, adjusted by loss development factors that account for the development of losses over time.  Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third-party claim loss specialist.  The Company’s estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts and discounted to present value.  The Company evaluates the estimated liability on a continuing basis and adjusts it accordingly.  Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

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

The Company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards (“NOLs”).  These carryforwards expire in varying amounts between 2010 and 2027.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.  However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not achieved.

Results of Operations
($’s in 000’s, except share and per share amounts and square footage unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the Company’s consolidated statements of operations:

	52 Weeks Ended	52 Weeks Ended
	Dec. 29, 2007	Dec. 30, 2006
Gross sales	100.0%	100.0%
Discounts and allowances	37.6	37.4
Net sales	62.4	62.6
Costs, expenses and other
Cost of sales	39.8	38.6
Depreciation	3.6	2.5
Selling, general & administrative expenses	17.7	19.5
Gain on termination of option	-	(.6)
Other income, net	(.3)	(.4)
Interest expense	.5	.6
Income before provision for income taxes	1.0	2.5
Provision for income taxes	.3	.9
Net income	.8	1.6

Overview

Net income for the fiscal year ended December 29, 2007, was $2,128 or $0.26 per fully diluted share.  Net income for 2007 included $2.1 million, or $0.26 per common share, of incremental depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plan to move from its present Philadelphia facilities.  Net income for the fiscal year ended December 30, 2006 was $4,196 or $0.51 per fully-diluted share.  Net income for 2006 included $1.0 million or $0.12 per common share of after-tax income from the termination of a real estate option on the Company’s corporate offices and distribution center.

Sales

Gross sales increased 1.6% in 2007 as compared to 2006 based on a sales volume increase of 0.4%.  The increase in Route gross sales was driven by the growth in Family Pack Cake and sugar-free Sensables line.  In addition, Route gross sales benefited from higher product prices for Family Pack Cake and Donuts as compared to 2006. Partially offsetting the growth in Routes was the decrease in Non-route sales.  Non-route sales declined primarily due to the Company’s largest Non-route customer reducing warehouse inventory levels and offering fewer promotional events during the fourth quarter of 2007.  Net sales increased 1.3% in 2007 compared to 2006, due to the impact of higher gross sales, partially offset by a 2.2% increase in promotional spending, resulting primarily from changes in product mix.  Route net sales increased 1.8% while Non-route net sales declined 0.4%.

Cost of Sales

Cost of sales, excluding depreciation, increased 4.7% in fiscal 2007 as compared to fiscal 2006.  This was caused by a 10.1% increase in per case variable manufacturing costs, partially offset by a 6.8% reduction in fixed manufacturing costs.  The increase in variable manufacturing cost was primarily due to increased ingredient costs, including eggs, grains and oils, while the reduction in fixed manufacturing costs was due to favorable changes in compensation and other employee related costs, the full benefits of which are not expected to recur in future periods.

Gross Margin

For fiscal 2007, gross margin declined 4.0 percentage points to 30.4% of net sales from 34.4% of net sales in fiscal 2006. Increased ingredient and packaging costs accounted for 4.1 percentage points of decline, while incremental depreciation resulting from the change in useful lives of certain assets at the Company’s Philadelphia bakery accounted for approximately 2.0 percentage points of decline.  Offsetting this were reductions in fixed manufacturing costs, as well as the benefit of selling price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $3,853 or 7.4% to $48,285 in fiscal 2007 as compared to $52,138 in fiscal 2006.  This reduction was primarily attributable to lower employee related costs due in part to changes in the Company’s vacation plans, which resulted in a benefit of approximately $1.0 million, as well as $0.8 million in benefit from state franchise tax credits that were generated by certain of the Company’s charitable contributions in 2007 and prior years.

Depreciation

Depreciation expense increased 51.0% to $9,917 in fiscal 2007, from $6,566 in fiscal 2006. The increase was due to a change in the useful lives of certain assets at the Philadelphia operation which will not be relocated to the new facility.  The Company expects that the impact of the incremental depreciation resulting from the change in useful lives will be approximately $5.2 million annually through June 2010, when the new facility is expected to be fully operational.

Other Items

In July 2006, the Company received $1,600 in cash from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the Company’s Fox Street property on which its corporate offices and a distribution center are located.  On December 26, 2006, the Company received notification from Keystone that it would not exercise its option.  Based upon the termination notice, the Company recorded pre-tax gain of $1,600 during the fourth quarter of 2006.

Other income, net, decreased slightly to $900 in fiscal 2007 from $936 in fiscal 2006.

Interest expense declined by $70 in fiscal 2007 as compared to fiscal 2006, due primarily to favorable changes in interest rates.

The effective tax rates for fiscal 2007 and fiscal 2006 were 24.7% and 36.2% of income before provision for income taxes, respectively.  These rates compare to a federal statutory rate of 34.0%.  In the fourth quarter of 2007, the Company recorded a favorable income tax expense adjustment of $386 related to fiscal 2006, which was not material to 2006 or 2007.  This adjustment is discussed in more detail in Note 16 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Current assets at December 29, 2007 were $30,984 compared to $29,161 at December 30, 2006, and current liabilities at December 29, 2007 were $16,954 compared to $19,791 at December 30, 2006.  The change in current assets was primarily driven by an increase in accounts receivable resulting from the timing of collections.  In fiscal 2007 current liabilities decreased $2,837 driven primarily by the change in the Company’s vacation benefit plan.

On May 9, 2007 the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres which the Company expects to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space.  The lease will commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 29, 2007 the outstanding letter of credit under this arrangement totaled $1.1 million.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The Company anticipates that this project, when completed, will generate approximately $13.0 to $15.0 million in pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project. The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  In September 2007, to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  The Company maintains a Bank Credit Facility, a PIDC Credit Facility and MELF Loan as defined below, and utilizes certain capital and operating leases.  Contractual obligations arising under these arrangements and related commitment expirations are detailed below in Notes 6 through 8 to the Company’s audited consolidated financial statements.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

On September 6, 2007, the Company entered into a 5 year, $100 million secured credit facility, consisting of a $55 million fixed asset line of credit, a $35 million working capital revolver and a $10 million low-interest loan from the agent bank in partnership with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company's assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant a minimum liquidity ratio covenant and a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10 million low-interest loan is at a fixed rate of 5.5% per annum.

On September 6, 2007, the Company entered into a 10 year, $12 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). The PIDC Credit Facility bears interest at a blended fixed rate of 4.5% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan as defined below.

On September 6, 2007, the Company entered into a 10 year, $5 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  Contemporaneously with the closing under the MELF Loan, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5 million loan to the Company.  This second loan with the Machinery and Equipment Loan Fund is expected to close in September 2008, and be on substantially the same terms and conditions as the MELF Loan.

On September 6, 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, and the MELF Loan (“the Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

Net cash generated from operating activities in fiscal 2007 of $7,897 decreased by $4,216 compared to fiscal 2006.  The decrease was primarily due to an increase in receivables, inventories and prepayments and other assets of $1,868, $792 and $721, respectively.

Net cash used for investing activities in 2007 of $9,553 increased by $5,232 compared to 2006.  The increase was due to the purchase of machinery and equipment to be used at the Company’s new manufacturing facility in the Philadelphia Navy Yard.

Net cash from financing activities in 2007 of $1,701 increased by $9,732 as compared to fiscal 2006.  The increase was due to the additional long-term borrowings resulting from implementation of the Company’s new manufacturing strategy.

The Company anticipates that for the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility and the MELF Loan will provide sufficient cash to meet operating and financial requirements.

Recent Accounting Statements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions.  Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority.  The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs.  The Company adopted FIN 48 effective December 31, 2006, the first day of its fiscal year ended December 29, 2007.  Upon adoption, the Company increased its reserves for uncertain tax positions by recognizing a charge of approximately $420 to beginning retained earnings.  At the adoption date of December 31, 2006, the Company had $835 of net unrecognized tax benefits, including $351 of interest and penalties, all of which would affect the effective tax rate if recognized.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning December 30, 2007.  The adoption of SFAS No. 157 is not currently expected to have a material impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The FASB also issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157 in February 2008.  The Company is currently assessing the potential impact that adoption of this statement would have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning December 30, 2007. The Company is currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No.  141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of SFAS No.160.

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

We have completed integrated audits of Tasty Baking Company’s (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 29, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006, the manner in which it accounts for defined benefit pension and other postretirement plans effective December 30, 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 12, 2008

Consolidated Financial Statements
Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000’s, except per share amounts)

	52 Weeks Ended	52 Weeks Ended
	Dec. 29, 2007	Dec. 30, 2006
Operations
Gross sales	$272,276	$267,911
Less discounts and allowances	(102,358)	(100,196)

Net sales	169,918	167,715

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	108,381	103,495
Depreciation	9,917	6,566
Selling, general and administrative	48,285	52,138
Gain on termination of option	-	(1,600)
Other income, net	(900)	(936)
Interest expense	1,410	1,480
	167,093	161,143
Income before provision for income taxes	2,825	6,572

Provision for income taxes:
State	12	178
Deferred	685	2,198
	697	2,376

Net income	$2,128	$4,196

Retained Earnings
Balance, beginning of year	$25,028	$22,472
FIN 48 implementation	(420)	-
Cash dividends paid on common shares
($0.20 per share in 2007 and 2006)	(1,617)	(1,640)

Balance, end of year	$25,119	$25,028

Per share of common stock:

Net income:
Basic	$.26	$.52
Diluted	$.26	$.51

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)

	52 Weeks Ended	52 Weeks Ended
	Dec. 29, 2007	Dec. 30, 2006
Cash flows from (used for) operating activities
Net income	$2,128	$4,196
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,917	6,566
Amortization	478	566
Asset retirement obligation	90	-
Gain (loss) on sale of routes	28	(48)
DB retirement expense (benefit)	(149)	(78)
Pension contributions	(500)	-
Deferred taxes	685	2,198
Restructure payments and reclassifications	-	(247)
Post retirement medical	(1,848)	(1,852)
Gain on termination of Keystone option	-	(1,600)
Other	1,485	544
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,868)	16
Increase in inventories	(792)	(454)
Increase in prepayments and other	(721)	(244)
(Decrease) increase in accrued income taxes	(123)	474
(Decrease) increase in accounts payable, accrued
payroll and other accrued liabilities	(913)	2,076
Net cash from operating activities	7,897	12,113

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	3,581	3,772
Proceeds from sale of property, plant and equipment	150	97
Purchase of property, plant and equipment	(10,620)	(5,906)
Loans to independent sales distributors	(2,580)	(3,537)
Proceeds from Keystone option	-	1,600
Other	(84)	(347)
Net cash used for investing activities	(9,553)	(4,321)

Cash flows from (used for) financing activities
Dividends paid	(1,650)	(1,640)
Payment of long-term debt	(50,147)	(4,915)
Net decrease in short-term debt	(631)	-
Additional long-term debt	56,759	-
Payment of debt issuance costs	(1,355)	-
Net decrease in cash overdraft	(1,275)	(1,317)
Purchase of stock for treasury	-	(159)
Net cash from (used for) financing activities	1,701	(8,031)

Net increase (decrease) in cash	45	(239)
Cash and cash equivalents, beginning of year	12	251
Cash and cash equivalents, end of year	$57	$12

Supplemental cash flow information
Cash paid (received) during the year for:
Interest	$1,406	$1,586
Income taxes	$8	$(350)

Noncash investing and financing activities
Capital leases	$1,627	$-
Loans to independent sales distributor	$(328)	$(75)
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)

	Dec. 29, 2007	Dec. 30, 2006
Assets
Current assets:
Cash and cash equivalents	$57	$12
Receivables, less allowance of $2,608 and $2,455, respectively	19,358	17,769
Inventories	7,719	6,926
Deferred income taxes	1,547	3,040
Prepayments and other	2,303	1,414

Total current assets	30,984	29,161

Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	49,874	43,110
Machinery and equipment	135,557	124,501
	186,864	169,044
Less accumulated depreciation and amortization	112,774	103,660
	74,090	65,384

Other assets:
Long-term receivables from independent sales distributors	9,889	10,960
Deferred income taxes	6,396	4,596
Miscellaneous	3,162	2,190
	19,447	17,746
Total Assets	$124,521	$112,291

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (continued)
(000’s)

	Dec. 29, 2007	Dec. 30, 2006
Liabilities
Current liabilities:
Accounts payable	$6,210	$3,875
Accrued payroll and employee benefits	4,080	7,444
Cash overdraft	890	2,165
Current obligations under capital leases	431	327
Notes payable, banks and current portion of long-term debt	-	631
Other accrued liabilities	5,343	5,349

Total current liabilities	16,954	19,791

Asset retirement obligation	6,676	-
Accrued pension	16,502	18,724
Accrued other liabilities	2,888	1,057
Long-term debt	25,697	18,177
Long-term obligations under capital leases, less current portion	1,003	208
Postretirement benefits other than pensions	7,365	6,065

Total liabilities	77,085	64,022

Commitments and contingencies

Shareholders’ Equity
Accumulated other comprehensive income	634	1,996
Capital in excess of par value of stock	28,683	28,951
Common stock, par value $0.50 per share, and entitled to one vote per share:
Authorized 30,000 shares, issued 9,116 shares	4,558	4,558
Retained Earnings	25,119	25,028
Treasury stock, at cost:
967 shares and 1,015 shares, respectively	(11,558)	(12,264)

Shareholders’ Equity	47,436	48,269

Total Liabilities and Shareholders’ Equity	$124,521	$112,291

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Capital Accounts
(000’s)

	Dec. 29, 2007		Dec. 30, 2006
	Shares	Amount	Shares	Amount
Common Stock:
Balance, beginning of year	9,116	$4,558	9,116	$4,558

Balance, end of year	9,116	$4,558	9,116	$4,558

Capital in Excess of
Par Value of Stock:
Balance, beginning of year		$28,951		$28,910
Restricted stock amortization and loss on issuance of
Treasury stock		(268)		41

Balance, end of year		$28,683		$28,951

Accumulated Other
Comprehensive Income/(Loss):
Balance, beginning of year		$1,996		$(6,287)
Minimum pension liability,
net of taxes of $1,866		-		2,798
Adjustment to initially apply FAS 158,
net of taxes of $3,613		-		5,421
Change in defined benefit plans
net of taxes of ($866)		(1,278)		-
Cash flow hedges,
net of taxes of ($43) and $43		(84)		64
Balance, end of year		$634		$1,996

Treasury Stock:
Balance, beginning of year	(1,015)	$(12,264)	(983)	$(11,912)
Management Stock
Purchase Plan:
Reacquired			-	-
Adjustment to initially apply FAS 123(R)			(14)	(197)
Restricted Stock Awards	47	704	-	-
Net shares reissued (forfeited)
in connection with Restricted
Stock Grant and other awards	1	2	1	4
Purchase of Stock for Treasury			(19)	(159)

Balance, end of year	(967)	$(11,558)	(1,015)	$(12,264)

Stock Compensation Arrangements
Receivables and Deferrals:
Balance, beginning of year		$-		$(452)
Note payments and amortization
of deferred compensation		-		72
Adjustment to initially apply FAS 123(R)		-		380

Balance, end of year		$-		$-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(000’s, except share, per share amounts and square footage)
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has two manufacturing facilities, one in Philadelphia, PA, and a second facility in Oxford, PA.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal years 2007 and 2006 were 52-week years.

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

Concentration of Credit
The Company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables.  Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations.  The Company’s top twenty customers represent 57.7% of its 2007 net sales and 56.7% of its 2006 net sales. The Company’s largest customer, Wal-Mart, represents 18.4% of the net sales in 2007 and 2006.  If any of the top twenty customers could not pay their current balance due, the Company’s ability to maintain current profits could be adversely affected.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third-party distributors.  For route area sales, the Company sells to independent sales distributors that, in turn, sell to retailers.  Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor.  For sales made directly to a customer or a third-party distributor, revenue is recognized upon receipt of the products by the retailer or third-party distributor.

The Company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales, including price promotion discounts; distributor discounts; coupons; customer rebates; cooperative advertising; and product returns.  Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the customer.  Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to customers and is recorded at the time of sale. Coupon expense estimates are calculated using the number of coupons dropped to consumers and the estimated redemption percentage.  Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment.  Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program.   Product returns are estimated based upon sales in the last month of the year and the historical return experience.

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors that purchase the exclusive right to sell and distribute Tastykake products in defined geographical territories.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor, or newly established routes in new geographies. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the Company as of the date of sale.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The notes require full repayment of the loan amount.  The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less on its acquisition date to be cash equivalents.   Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

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

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility. As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and recorded an obligation of $6.6 million which was the present value of the future obligation. This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia Manufacturing facility.  During fiscal 2007, the Company recorded $0.1 million in interest associated with the asset retirement obligation and as of December 29, 2007 the asset retirement obligation totaled $6.7 million.

In July 2006, the Company received $1,600 in cash from Keystone Redevelopment Partners, LLC (“Keystone”) in consideration for granting Keystone an option to acquire the Company’s Fox Street property on which its corporate offices and a distribution center are located.   In accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), income was not recognized when the cash was received in July 2006.  SFAS 66 provides that proceeds from the issuance of an option by a property owner should be accounted for as a deposit, and profit shall not be recognized until the option expires or is exercised.  On December 26, 2006, the Company received notification from Keystone that it would not exercise its option.  Based upon the termination notice, the Company recorded a pre-tax gain of $1,600 during the fourth quarter of 2006.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s income statement at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations, the Company received a $600 grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounted for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant is expected to be placed into service when the new manufacturing facility becomes fully operational in 2010.

In addition, in 2006, in conjunction with The Reinvestment Funds, Allegheny West Foundation and the DCED, the Company activated Project Fresh Start (the “Project”).  The Project is an entrepreneurial development program that provides an opportunity for qualified minority entrepreneurs to purchase routes from independent sales distributors.  The source of grant monies for this program is the DCED.  The grants are used by minority applicants to partially fund their purchase of an independent sales distribution route.

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There is no statement of operations impact related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or as required in accordance with Statement of Position 93-7, Reporting on Advertising Costs.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing expenses, including direct marketing and marketing overhead costs, totaled $4,002 and $4,094, for the years ended December 29, 2007 and December 30, 2006.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use.  The majority of the Company’s capitalized software relates to the implementation of its Enterprise Resource Planning (“ERP”) system and handheld computer systems.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of goods sold.

Retirement Plans
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  In 1987 the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

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

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires employers to recognize on their balance sheets a liability and/or an asset equal to the under-funded or over-funded status of their defined benefit plans and other postretirement benefit plans.  The Company adopted FAS 158 for its fiscal year-ended December 30, 2006.

The adoption of FAS 158 did not have a significant effect on the Company’s balance sheet for the defined benefit plans since it had recognized an additional minimum liability in 2005 in conjunction with the Company's defined benefit plan. The balance sheet is impacted by the adoption of FAS 158 for its OPEB liability.  Upon the adoption of FAS 158, the Company recognized an immediate reduction in its OPEB liability of $9,038, with a corresponding increase in AOCI of $5,423, net of tax effects of $3,615.

The following represents the effect of FAS 158 adoption within the Consolidated Balance Sheets as of December 30, 2006:

	December 30, 2006		December 30, 2006
	Prior to SFAS 158	SFAS 158	Post SFAS 158
	Adjustments*	Adjustments	Adjustments
Deferred income taxes, long term	$8,209	$(3,613)	$4,596
Other accrued liabilities	4,823	526	5,349
Accrued pension	19,246	(522)	18,724
Postretirement benefits other than pensions	15,103	(9,038)	6,065
Accumulated other comprehensive income (loss)	(3,425)	5,421	1,996
* Includes effects of additional minimum liability that were recognized at December 30, 2006

Vacation Benefit Plan

The Company maintains a vacation plan for the benefit of its employees.  Prior to 2007, individuals earned the following year’s vacation benefit in the current year.  As a result, at December 30, 2006 the Company maintained a reserve for 2007 vacation benefits of $2.6 million.    During 2007, the plan was changed, such that an individual’s current year of service was credited toward the current year benefit and not the following year.  Accordingly, at December 29, 2007 the Company had a reserve for vacation benefits of only $0.1 million which related to 2007 vacation to be utilized in fiscal 2008.

Derivative Instruments
The Company has historically entered into variable-to-fixed rate interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statement of operations.

During 2007, the Company has also entered into foreign currency forward contracts to hedge the future purchase of assets for its new facilities, which are denominated in Australian Dollars.  These contracts are accounted for as fair value foreign currency hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the consolidated statement of operations, with the corresponding asset and liability recorded on the Balance Sheet.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the fiscal years ended December 29, 2007 and December 30, 2006, 361,421 and 461,102 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.

Share-based Compensation
The Company adopted SFAS 123(R), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The total value of compensation expense for restricted stock and restricted stock units payable in stock is equal to the ending price of Tasty Baking Company shares on the date of grant. FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on the Company’s historical forfeiture experience. The Company calculated its historical pool of windfall tax benefits.

Recent Accounting Statements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions.  Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority.  The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs.  The Company adopted FIN 48 effective December 31, 2006, the first day of its fiscal year ended December 29, 2007.  Upon adoption, the Company increased its reserves for uncertain tax positions by recognizing a charge of approximately $420 to beginning retained earnings.  At the adoption date of December 31, 2006, the Company had $835 of net unrecognized tax benefits, including $351 of net interest and penalties, all of which would affect the effective tax rate if recognized.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company beginning December 30, 2007. The adoption of SFAS No. 157 is not currently expected to have a material impact on the company's consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The FASB also issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157 in February 2008.  The Company is assessing the potential impact that adoption of this statement would have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning December 30, 2007. The Company is currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No.  141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of SFAS No. 160.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 29, 2007, the outstanding letter of credit under this arrangement totaled $1.1 million.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20 million at June 30, 2007 would not be relocated to the new facilities. The Company accounts for disposal and exit activities in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has re-evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in early 2010.  As such, in the quarter ended June 30, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  For the fiscal year ended December 29, 2007 the change in estimated useful lives of these assets resulted in incremental depreciation of $3.3 million.  The after tax impact of the incremental depreciation on net income, net income per common share-basic, and net income per common share-diluted was $2.1 million, $0.26 per share, and $0.26 per share, respectively, for the fiscal year ended December 29, 2007.  The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $5.2 million annually through June 2010, when the new bakery is expected to be fully operational.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to post employment benefits accounted for under FAS 112, Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  Due to uncertainties regarding the extent to which the Company will be successful in managing the reductions through normal attrition and the reduction of contract labor the Company cannot reasonably estimate the amount of such obligations or provide a meaningful range of loss with respect to such obligations at this time.

3.      Restructure

From fiscal years 2001 to 2005, the Company implemented several strategies that resulted in restructuring charges.  These strategies were the closing of the Company owned thrift stores, the exit from the Dutch Mill Baking facility, and the departure of certain executives as a result of the strategic changes made in 2002 with the arrival of the new CEO to the Company.  During the fiscal year ended December 30, 2006 the Company made restructuring payments of $247 and as of December 30, 2006 the Company had no remaining reserve for restructuring.

4.      Inventories

Inventories are classified as follows:

	Dec. 29, 2007	Dec. 30, 2006
Finished goods	$2,852	$1,575
Work in progress	161	159
Raw materials and supplies	4,706	5,192
	$7,719	$6,926

5.      Long-Term Receivables from Independent Sales Distributors

The Company’s sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute Tastykake® products in defined geographical territories.  The Company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral.  Most route purchase activities involve transactions between existing and new independent sales distributors.  At December 29, 2007 and December 30, 2006, interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) of $11,280 and $12,280, respectively, are included in current and long-term receivables in the accompanying consolidated balance sheets.  During 2007, the Company sold ten Company owned routes to independent sales distributors.  The loss of $28 on these sales was recognized in 2007 and notes receivable in the amount of $328 were established. During 2006, the Company sold four Company owned routes to independent sales distributors. The gain of $48 on these sales was recognized in 2006 and notes receivable in the amount of $75 were established.

6.      Notes Payable and Long-Term Debt

On September 6, 2007, the Company entered into a 5 year, $100 million secured credit facility with 4 banks, consisting of a $55 million fixed asset line of credit, a $35 million working capital revolver and a $10 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10 million low-interest loan bears interest at a fixed rate of 5.5% per annum.

On September 6, 2007, the Company entered into a 10 year, $12 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan”). This loan bears interest at a fixed rate of 5.0% per annum, is secured by the Navy Yard machinery and equipment and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. Contemporaneously with the closing under the MELF Loan, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5 million loan to the Company.  This second loan with the Machinery and Equipment Loan Fund is expected to close in September 2008, and be on substantially the same terms and conditions as the MELF Loan.

On September 6, 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, and the MELF Loan (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

The Company used a portion of the proceeds received under the Bank Credit Facility to terminate and repay all outstanding indebtedness under the Amended Credit Agreement, the Term Loan, the Mortgage, and the Second Term Loan, all of which are detailed below.  The Company also expects to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility and the MELF Loan to finance the Company’s move of its Philadelphia manufacturing facility and corporate headquarters to new facilities to be constructed at the Philadelphia Navy Yard, along with working capital needs.

On September 13, 2005, the Company entered into the Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement was unsecured, had a commitment of  $35 million and was scheduled to mature in September 2010.  Interest rates in the Amended Credit Agreement were indexed to LIBOR based upon the Company’s ration of debt to EBITDA and rates could decrease up to 50 basis points based on that ratio. Commitment fees were charged on the unused portion of the commitment and ranged from 10 to 25 basis points based upon the same ratio used to determine interest rates.

On September 13, 2005, the Company also entered into a term loan for $5.3 million (the “Term Loan”).  The term loan was based upon a 15 year amortization with a scheduled maturity in five years due in September 2010.  The terms and conditions of the term loan were generally the same as those in the Amended Credit Agreement.  The entire proceeds of the term loan were used to fund a voluntary contribution to the Company's defined benefit pension plan.

On December 19, 2005, the Company also entered into a mortgage loan of $2.15 million (the “Mortgage Loan”) which was secured by the Philadelphia manufacturing facility (“Hunting Park Bakery”), and a second term loan for $2.55 million (the “Second Term Loan”) to fund the purchase of the Hunting Park Bakery building and land for a total purchase price of $4.7 million from the Company’s DB Plan.  The mortgage loan was based upon a 20 year amortization with a scheduled maturity in ten years due in December 2015.  The term loan was based upon a 15 year amortization with a scheduled maturity in five years due in September 2010.  The terms and conditions of the mortgage loan and the term loan were generally the same as those in the Amended Credit Agreement.

Notes payable, banks, and current portion of long term debt
consists of the following:	Dec. 29, 2007	Dec. 30 2006
Current portion of long term debt (6.04% December 30, 2006)	$-	$631

Long-term debt consists of the following:
Credit Facility
(6.75% at December 29, 2007 and 6.17% at December 30, 2006)	$16,780	$9,550
Fixed Asset Loan (6.85% at December 29, 2007)	8,917	-
Term Loan 1 (5.77% at December 30, 2006)	-	4,505
Term Loan 2 (6.34% at December 30, 2006)	-	2,196
Mortgage Loan (6.48% at December 30, 2006)	-	1,926

Total long-term debt	$25,697	$18,177

The aggregate amount of long-term debt maturing in each of the next five years is $0 in 2008 through 2011, and $25,697 in 2012.

7.      Obligations under Capital Leases

Obligations under capital leases consist of the following:
	Dec. 29, 2007	Dec. 30, 2006

Capital lease obligation, with interest at 5.7%,
through October 2007	$-	$476
Capital lease obligation, with interest at 5.7%
through March 2008	20	59
Capital lease obligation, with interest rates between 7.5% and 9.5%
and maturities between December 2009 and December 2012	1,336	-
Capital lease obligation, with interest rates between 13.5% and 14.5%
and maturities between March 2008 and November 2010	78	-
	1,434	535
Less current portion	431	327
	$1,003	$208

8.      Commitments and Contingencies

The Company leases certain facilities, machinery, automotive and computer equipment under noncancelable lease agreements.  The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.  Property, plant and equipment relating to capital leases were $1,618 at December 29, 2007, and $2,234 at December 30, 2006, with accumulated amortization of $116 and $1,881, respectively.  Depreciation and amortization of assets recorded under capital leases was $468 in 2007 and $719 in 2006.

The following is a schedule of future minimum lease payments as of December 29, 2007:

		Noncancelable
	Capital Leases	Operating Leases
2008	$565	$1,119
2009	503	947
2010	395	645
2011	193	467
2012	-	180
Later years	-	396
Total minimum lease payments	$1,656	$3,754

Less interest portion of payments	221

Present value of future minimum lease payments	$1,435

Rental expense was approximately $2,634 in 2007 and $2,732 in 2006.

In connection with a workers’ compensation insurance policy, the Company has obtained standby letters of credit in the amount of $3.0 million that is required by its insurance carriers in order to guarantee future payment of claims.  In addition, at December 29, 2007, the Company had $1.1 million in letters of credit related to the construction of its new manufacturing facility and corporate offices located at the Philadelphia Navy Yard.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $60.0 million to $70.0 million annually.  The majority of these items are obtained by purchase orders on an as needed basis.  At December 29, 2007, the Company had $4.4 million in firm commitments to acquire equipment denominated in Australian Dollars that extended beyond twelve months but were shorter than three years.

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

Subsequently, Plaintiffs commenced a new suit in Common Pleas Court for Philadelphia County, Pennsylvania, asserting state law claims seeking damages for (1) the alleged erroneous treatment of the sales distributors as independent contractors by the Company such that the sales distributors were required to pay self-employment, social security and federal unemployment taxes which they allege should have been paid by the Company, and (2) for alleged breach of contract relating to the collection of an administrative fee from all unincorporated sales distributors.  The Court dismissed with prejudice Plaintiffs first claim in March 2000.  As to the second claim, in January 2002, the Court certified a class of approximately 200 sales distributors, consisting of unincorporated sales distributors who, since February 7, 1998, have paid or continue to pay the administrative fee to the company.  On July 30, 2006, the court granted the Company’s motion for summary judgment on the second claim.  On August 29, 2006, the plaintiffs appealed the decisions on each of the claims to the Pennsylvania Superior Court.  On November 19, 2007, the Superior Court affirmed the lower court’s decision in the Company’s favor.  Since no further appeal was filed, the Company believes this matter is fully resolved.

The Company is also involved in certain other legal and regulatory actions, all of which have arisen in the ordinary course of the Company's business.  The Company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, if one or more of such matters were determined adversely to the Company, the ultimate liability arising there from is not expected to be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.

9. Derivative Instruments

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

In connection with the planned relocation of the Company’s Philadelphia operations and the related financing, the Company sold these interest rate swaps.   The effect of these sales was to reduce interest expense for the fiscal year ended December 29, 2007 by approximately $0.1 million.

During 2007, the Company entered into commitments to acquire assets denominated in Australian Dollars (AUD).  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010.  As of December 29, 2007 the notional principle of outstanding foreign currency forward contracts was $8.1 million AUD ($6.8 million USD as of December 29, 2007).  As of December 29, 2007, the change in fair value of both the commitment and the forward currency contracts was $0.4 million.

10. Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit (“DB”) Retirement Plan (the "DB Plan") providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan.  See Note 11 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “Director Plan”).  The benefit amount is the annual retainer in the year of retirement.

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Actuarial loss	$59
Prior service (credit)	(18)
Total	$41

The components of the pension cost for the DB Plan, DB SERP, and Director Plan are:

	2007	2006
Service cost-benefits earned during the year	$4	$40
Interest cost on projected benefit obligation	4,990	4,952
Expected return on plan assets	(5,208)	(5,123)
Prior service cost amortization	(18)	(17)
Actuarial loss recognition	67	70
Actuarial loss recognition, in excess of corridor	-	-
Curtailment charge	16	-
SERP amendment	-	-
Net pension amount charged to (income) expense:	$(149)	$(78)

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of these plans:

	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$87,237	$90,992
Service cost	4	40
Interest cost	4,990	4,952
Actuarial (gain)/loss	(2,619)	(2,526)
Benefits paid	(6,299)	(6,221)
Curtailment	16	-
Projected benefit obligation, end of year	$83,329	$87,237

Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$87,206	$90,954
Accumulated benefit obligation, end of year	$83,329	$87,206

Change in Pension Plan Assets
Fair value of plan assets, beginning of year	$67,987	$66,461
Actual return on plan assets	3,589	7,224
Voluntary company contribution	500	-
Required company contribution	527	523
Benefits paid	(6,299)	(6,221)
Fair value of plan assets, end of year	$66,304	$67,987

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(17,025)	$(19,250)
Unrecognized actuarial loss	-	-
Unrecognized prior service cost	-	-
Net liability recognized in balance sheet, end of year	$(17,025)	$(19,250)

Amounts Recognized in the Statement of Financial Position consists of:
Current liability	$(523)	$(526)
Non-current liability	(16,502)	(18,724)
Net amount recognized, end of year	$(17,025)	$(19,250)
Additional minimum pension liability, non current	$-	$-

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 6.25% for fiscal year 2007 and 5.90% for fiscal year 2006.  The expected long-term rate of return on assets was 8.0% for fiscal years 2007 and 2006.  No rate of compensation increase applies to 2007 or 2006 since the Plan’s participants are not accruing additional benefits after March 26, 2005.  At the end of 2005, the DB Plan adopted the use of an updated mortality table determining its liabilities.  Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor.  The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 6.25% discount rate and 8.0% expected return on assets:

	Impact on Pension Expense without Corridor Recognition	Impact on Pension Expense with Full Corridor Recognition	Impact on Project Benefit Obligation
25 basis point decrease in discount rate	$(63)	$1,810	$2,081
25 basis point increase in discount rate	56	(1,767)	(2,026)
25 basis point decrease in return on assets assumption	161	161	–
25 basis point increase in return on assets assumption	(161)	(161)	–

As of December 29, 2007, the DB Plan’s corridor is $7,795, which is the greater of 10% of the Projected Benefit Obligation or Plan Assets of the Pension Plan.  This compares to unrecognized actuarial losses of $3,462 as of December 29, 2007.  Any actuarial losses in excess of the corridor would be charged immediately to the income statement in 2008.

Expected Cash Flows
Information about cash flows for the pension plans follows:

Employer Contributions
2008 (expected) to plan trusts	$2,100
2008 (expected) to plan participants	$525

Benefit Payments From:	Plan Trust	Company Assets
2008	$5,874	$525
2009	5,866	518
2010	5,826	511
2011	5,833	516
2012	5,867	513
2013-2017	29,187	2,341

Investment Strategy
The investment strategy of the DB Plan is based on the Statement of Investment Policy, which was designed by the Company in corroboration with an outside investment consultant.  There is a pension committee that consists of a number of the Company’s employees assisted by the third party investment advisor that evaluates performance quarterly.  The policy and the underlying asset allocation were created by analyzing both the current and the long-term payout stream and modeling various asset allocation scenarios around the liability data.  The asset-liability analysis was used to create an investment strategy which provides the highest likelihood of generating returns sufficient to meet the payout requirements, while preserving capital in down markets and minimizing downside return volatility.

The asset allocation for the DB Plan at the end of 2007 and the target allocation for 2008 by asset category follow:

		Percentage of Plan
	Target Allocation	Assets at Year End
Asset Category	for 2008	2007
Equity securities	50%	47%
Debt securities	40%	42%
Other	10%	11%
Total	100%	100%

Equity securities include Tasty Baking Company’s common stock which is less than 1% of plan assets at the end of 2007.

11. Defined Contribution Retirement Plans

The Company maintains the Tasty Baking Company 401(k) and Company Funded Retirement Plan (the “DC Plan”) which is a qualified defined contribution plan.  The Plan offers two benefits to eligible employees of the company; a traditional 401(k) benefit with elective deferrals and a corresponding company match (the “401(k) benefit”), and a company funded contribution that replaces the benefit in the frozen defined benefit plan (the “DC benefit”).

For the DC benefit, the Company makes cash contributions into individual accounts for all eligible employees.  These contributions are equal to a percentage of an employee’s covered compensation based on their age and years of credited service and increase periodically as age and credited service increase.  All eligible employees receive contributions that range from 2% to 5% of covered compensation relative to their individual point totals which are the sum of their age and years of credited service as of January 1st of each year.  In addition, employees who had 20 years of service or 10 years of service and 60 points as of March 27, 2005 receive an additional “grandfathered” contribution of between 1.5% and 3.5% of covered compensation.  This “grandfathered” contribution percentage was fixed as of March 27, 2005 and will be paid with the regular DC benefit until those “grandfathered” employees retire or separate from the Company.  These additional “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their DC benefit accounts will have to appreciate in value relative to their normal retirement dates.  For 2007 and 2006, $1,883 and $1,826, respectively, was contributed for the DC benefit for all eligible employees.

For the 401(k) benefit, all eligible employees receive a company match of 50% of their elective deferrals up to the first 4% of their covered compensation for a maximum match of 2%.  Elective deferrals are subject to IRS limits which are indexed each year at the discretion of the IRS.  The waiting period for participation in the 401(k) benefit has been eliminated allowing eligible employees to participate immediately upon employment.  Participants are offered a broad array of investment choices that cover all major sectors of the markets.  Company matching contributions charged against income totaled $585 and $602 in 2007 and 2006, respectively.

The Company maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee. The total DC SERP expense for 2007 and 2006 was $346 and $266, respectively.  The total DC SERP liability as of December 29, 2007 and December 30, 2006, was $1,020 and $674, respectively.

12. Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB).  These benefits are provided through contracts with insurance companies and health service providers.

Certain changes were made to the Company’s postretirement benefits that resulted in a reduction of the Projected Benefit Obligation (“PBO”).  Effective November 1, 2005, the Company announced that it was amending the medical benefits paid for retirees by eliminating coverage for most post-65 retirees as of January 1, 2006.  Coverage was maintained for all pre-65 retirees and for certain post-65 retirees who had qualifying dependents that were pre-65.  This change was made in response to the implementation of Medicare Part D which made non-sponsored plans financially more favorable to most post-65 retirees. Changes to retiree life insurance benefits were also simultaneously announced with the medical benefit changes effective as of January 1, 2006.  Life insurance for incumbent retirees at Company group rates was capped at $20 of coverage.  Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Expected amortization of prior service (credit)	$(1,830)
Expected amortization of net (gain)	0
Total	$(1,830)

The net periodic postretirement benefit cost included the following components:
	2007	2006
Service cost	$362	$273
Interest cost	455	359
Net amortization and deferral	(1,830)	(1,948)
Total FAS 106 Net Periodic Postretirement (Income) Expense	$(1,013)	$(1,316)

The following table sets forth the change in projected benefit obligation, funded status of the postretirement benefit plan and the net liability recognized in the Company’s balance sheet at December 29, 2007 and December 30, 2006:

	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$6,669	6,810
Service cost	362	273
Interest cost	455	359
Actuarial loss(gain)	1,318	(218)
Benefits paid	(740)	(555)
Projected benefit obligation, end of year	$8,064	$6,669

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(8,064)	$(6,669)
Net liability recognized in balance sheet, end of year	$(8,064)	$(6,669)
Less current liability	699	604
Net long term liability recognized in balance sheet, end of year	$(7,365)	$(6,065)

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.2% in 2007 and 5.8% in 2006 and an assumed compensation increase rate of 3.5% in 2007 and 2006.

For 2008, the health care cost trend rates are anticipated to be 9.5% for HMO-type health plans, gradually declining to 5.0% in five years and remaining at that level thereafter.  The health care cost trend rate assumptions have a significant effect on the amounts reported.

Effect of health care trend rate	2007	2006
1% increase effect on accumulated benefit obligation	$376	$260
1% increase effect on periodic cost	62	44
1% decrease effect on accumulated benefit obligation	345	238
1% decrease effect on periodic cost	56	40

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

Expected Cash Flows
Information about cash flows for the postretirement benefits other than pensions follows:

Employer Contributions
2008 (expected) to benefits providers	$699

Expected Future Benefit Payments From:	Company Assets
2008	$699
2009	764
2010	790
2011	821
2012	789
2013-2017	4,259

13. Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long Term Incentive Plan (the "2006 Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006. The aggregate number of shares reserved and available for grant under the Plan is 300,500 shares of the Company’s common stock.

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

The Company also has an active 2003 and 1997 Long Term Incentive Plan.  The aggregate number of shares available for grant under the 2003 plan is 46,015 and under the 1997 plan is 83,547.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan.  A notable difference is that the 1997 plan can award shares only to employees of the Company while the 2003 plan can only award shares to employees and directors of the Company.  Under the terms of the 1997 Long Term Incentive Plan, options to purchase a total of 375,000 common shares may be granted to key executives of the Company.  Upon grant, options become exercisable in five equal installments beginning on the date of grant until fully exercisable after four years.  The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant.  Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the Company terminates.  The Company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long Term Incentive Plan.

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

A summary of stock options as of December 29, 2007 is presented below:

		Weighted-Average	Weighted-Average	Aggregate Intrinsic
	Shares (000s)	Exercise Price	Remaining Contractual Term	Value (000s)
Outstanding at December 30, 2006	456	$10.52
Granted	-	-
Forfeited	(17)	12.87
Exercised	-	-
Outstanding at December 29, 2007	439	$10.44	4.90	$1,055

Options exercisable at Dec. 29, 2007	439	$10.44	4.90	$1,055

As of December 29, 2007, there was no unrecognized compensation related to nonvested stock options, and there were no options granted and there was no cash received from option exercises during 2007.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of December 29, 2007 is presented below:

	Shares (000s)	Weighted–Average Fair Value
Nonvested at December 30, 2006	180	$7.65
Granted	52	8.70
Forfeited	2	7.36
Exercised	-	-
Nonvested at December 29, 2007	230	$7.88

As of December 29, 2007, there was $907 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 2.58 years.  Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $433 and $287 for the year ended December 29, 2007 and December 30, 2006, respectively.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding unvested stock options previously awarded to the Company's employees, officers (including executive officers) and directors under the Company's 1994, 1997 and 2003 Long Term Incentive Plans.  The following table provides certain information with respect to stock options outstanding and exercisable by employees for fiscal 2007 and fiscal 2006:

		2007		2006
		Weighted-Average		Weighted-Average
		Shares	Exercise Price	Shares	Exercise Price
	Options outstanding at
	beginning of year	348	$10.43	455	$10.35
Less:	Exercises	-	-	-	-
	Forfeitures	(17)	12.87	(107)	10.06
		331		348
	Granted	-	-	-	-
	Outstanding at end of year	331	$10.31	348	$10.43
	Options exercisable at year-end	331		348
	Weighted-average fair value of
	options granted during the year		$-		-

The following table provides certain information with respect to stock options outstanding and exercisable at December 29, 2007:
	Outstanding Options			Exercisable Options
Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$7.55-$11.50	331	5.45	$10.31	331	$10.31

A summary of the status of options outstanding and exercisable by the Director's of the Company for the fiscal years 2007 and 2006 is presented below:

	2007		2006
	Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	108	$10.84	147	$11.00
Less: Exercises	-	-	-	-
Forfeitures	-	-	(39)	11.46
	108		108
Granted	-	-	-
Outstanding at end of year	108	$10.84	108	$10.84
Options exercisable at year-end	108		108
Range of exercise prices		$8.65 to $11.60		$8.65 to $11.60
Weighted-average fair value of
options granted during the year		$-		$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions.

14. Capitalization of Interest Costs

The Company capitalizes interest as a component of the cost of significant construction projects.  The following table sets forth data relative to capitalized interest:

	2007	2006
Total interest	$1,577	$1,556
Less: Capitalized interest	167	76
Interest expense	$1,410	$1,480

15. Other Income, Net

Other income, net consists of the following:
	2007	2006
Interest income	$925	$863
Other, net	(25)	73
	$900	$936

16. Income Taxes

The effective tax rates were a provision of 24.7% in 2007 and 36.2% in 2006. The rates differ from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision for income taxes as follows:

	2007	2006
Statutory tax provision	$961	$2,234
State income taxes, net of
federal income tax (credit)/benefit	(73)	54
Addition to (release of) tax reserves	80	124
Valuation allowance	-	-
Prior year tax adjustment	(386)	-
Non-deductible expenses and other	115	(36)
Provision for income taxes	$697	$2,376

During the fourth quarter of 2007, the Company recorded a favorable income tax expense adjustment of $386 related to fiscal 2006, to correct an error which related to 2006.  The amount of the adjustment is not material to either the 2006 or 2007 consolidated financial statements.  The adjustment primarily resulted from differences in the book versus tax bases of certain of the Company’s fixed assets and reduced the provision for income taxes in fiscal 2007 by $386.  In addition, this adjustment increased net income, basic earnings per share and fully diluted earnings per share by $386, $.05, and $.05, respectively, in fiscal 2007.  The effect of not recording the adjustment in 2006 served to increase the fiscal 2006 provision for income taxes by $386 and reduce net income, basic earnings per share and fully diluted earnings per share by $386, $.05, and $.05, respectively.

Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the Company’s deferred income tax assets (liabilities) are as follows:

	2007	2006
Postretirement benefits other than pensions	$3,155	$1,227
Pension and employee benefit costs	7,074	8,609
Depreciation and amortization	(7,326)	(8,830)
Vacation pay	17	931
Provision for doubtful accounts	592	755
Charitable contributions	870	711
Net operating loss carryforwards	1,958	2,558
Unused federal tax credits	295	253
Unused state tax credits	250	716
Valuation allowance	-	(406)
Other	1,058	1,112
Net deferred tax asset	7, 943	7,636
Less: current portion	1,547	3,040
	$6,396	$4,596

The Company has recorded a state deferred income tax asset of $1,629 for the benefit of state income tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2010 and 2027. The Company has recorded a deferred income tax asset of $329 for the benefit of federal income tax NOLs. Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertain Tax Positions, an Interpretation of FAS 109.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, the Company increased its reserves for uncertain tax positions by recognizing a charge of approximately $420 to the December 31, 2006 beginning retained earnings balance.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from December 31, 2006 to December 29, 2007 (in thousands):

Balance as of December 31, 2006	$734
Increase related to prior year tax positions	15
Decreases related to prior year tax positions	(1)
Increases related to current year tax positions	112
Decreases related to settlements with taxing authorities	-
Decreases related to lapsing of statute of limitations	(57)

Balance as of December 29, 2007	$803

As of December 29, 2007 and December 31, 2006, the total amount of gross unrecognized tax benefits was $803 and $734, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 29, 2007 and December 31, 2006, respectively, are $530 and $484.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.  At December 29, 2007 and December 31, 2006,  accrued interest and penalties, on a net basis, were $361 and $351, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded through 2001.  Currently there are no ongoing income tax audits for any of the tax years that remain open to examination by various taxing jurisdictions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to December 27, 2008.

17. Accumulated Other Comprehensive Income/(Loss)

	Pension	Interest	OPEB		Comprehensive
	Plan	Rate Swap	Plan	Total	Income (Loss)
Balance at December 31, 2005	$(6,307)	$20	$-	$(6,287)
Net income 2006					4,196
2006 Activity, net of tax of $1,866, $43 and $0	2,798	64	-	2,862	2,862
FAS 158 Adoption adjustment net of tax $2, $0 and $3,615	(2)	-	5,423	5,421	-

Balance at December 30, 2006	$(3,511)	$84	$5,423	$1,996	$7,058
Net income 2007					$2,128
2007 Activity, net of tax of $393, ($43) and ($1,259)	630	(84)	(1,908)	(1,362)	(1,362)

Balance at December 29, 2007	(2,881)	-	3,515	634	$766

18. Net Income per Common Share

(000’s, except per share amounts)

The following is a reconciliation of the Basic and Diluted net income per common share computations:

	2007	2006
Net income per common share – Basic:
Net income	$2,128	$4,196
Weighted-average shares outstanding	8,034	8,045
Basic per share amount	$.26	$.52

Net income per common share – Diluted:
Net income	$2,128	$4,196
Weighted-average shares outstanding	8,034	8,045
Dilutive options and stock	120	191
Total diluted shares	8,154	8,236
Diluted per share amount	$.26	$.51

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 29, 2007.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2007.

The Company's independent registered public accounting firm has issued its auditors' report on the Company's internal control over financial reporting, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10. Directors and Executive Officers

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of Directors and nominees for director of the Company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company other than the Chief Executive Officer, who is also a Director are set forth in the Proxy Statement in the section entitled “Executive Officers,” which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “Meetings and Committees of the Board-Committees of the Board,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company during 2007, and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers,” and “Compensation of Directors,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters

Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer, of the Company during 2007 and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Ownership of Tasty Baking Company Common Stock,” which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about securities authorized for issuance under the Company’s equity compensation plans as of December 29, 2007, including the Management Stock Purchase Plan, 1991 Long Term Incentive Plan, 1993 Replacement Option Plan (P & J Spin-Off), 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan, 2003 Long Term Incentive Plan and the 2006 Long Term Incentive Plan.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	419,017	$10.32	430,062
Equity compensation plans not approved by security holders (1)	37,750	$11.53	___
(1) There was one award of 4,000 shares of the Company’s common stock to Mr. Pizzi in 2002 as an inducement to his commencing employment with Tasty.  The balance, 33,750 shares, represents options to purchase Tasty’s common stock granted to non-employee directors.

Item 13. Certain Relationships and Related Transactions

Information concerning the independence of each director or nominee for director of the Company, is set forth in the Proxy Statement in the sections entitled “Corporate Governance – Director Independence,” and “Meetings and Committees of the Board-Committees of the Board,” which information is incorporated herein by reference.

There are no transactions with related persons to report.

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

For the Fiscal Years Ended December 29, 2007 and December 30, 2006.

Item 15(a)(1).

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended  December 29, 2007 and December 30, 2006 is included on page 52 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3).  Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(3)	* (a)	Restated Articles of Incorporation of the Company, as last amended on December 17, 2007.

	* (b)	Restated By-laws of the Company, as last amended on December 13, 2007.

(10)	# (a)	Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10(d) to Form 10-Q report of the Company for the 39 weeks ending March 31, 2007.

# (b)
2006 Long Term Incentive Plan, effective as of March 24, 2006, is incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of the Shareholders on May 11, 2006, filed on or about April 7, 2006.

# (c)
2003 Long Term Incentive Plan, effective as of March 27, 2003, is incorporated herein by reference to Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March 31, 2003.

# (d)
1997 Long Term Incentive Plan, effective as of December 16, 1997, is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998, filed on or about March 25, 1998.

	# (e)	Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of the company for fiscal 2006.

	# (f)	Form of Restricted Stock Award Agreement for the 2003 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(u) to Form 10-K report of company for fiscal 2005.

	# (g)	Form of Restricted Stock Award Agreement for the 1997 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(t) to Form 10-K report of company for fiscal 2005.

	# (h)	Tasty Baking Company Annual Incentive Plan, dated as of July 27, 2006, is incorporated herein by reference to Exhibit 99.6 to Form 8-K, filed on or about July 31, 2006.

# (i)
Form of Amended and Restated Restricted Stock Award Agreement between the Company and certain executive officers, dated March 1, 2006, amending and restating certain Restricted Stock Award Agreements, dated October 29, 2004, previously entered into pursuant to the 2003 Long Term Incentive Plan, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for fiscal 2005.

# (j)	Form of Stock Option Grant Agreement for the 1997 and 2003 Long Term Incentive Plans is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of Company for fiscal 2004.

# (k)
Management Stock Purchase Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 19, 1968 filed on or about March 20, 1968 and amended April 23, 1976, April 24, 1987, and April 19, 1991.

# (l)
Trust Agreement, dated as of November 17, 1989, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of Company for 1994.

# (m)
Supplemental Executive Retirement Plan, dated February 18, 1983, and amended May 15, 1987 and April 22, 1988, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of Company for fiscal 1991.

# (n)	Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of Company for fiscal 2006.

# (o)	Tasty Baking Company Deferred Stock Unit Plan for Directors effective as of February 15, 2007 is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of Company for fiscal 2006.

# (p)
Trust Agreement, dated January 19, 1990, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10 to Form 10-K report of company for fiscal 1995.

# (q)	Amendment to the Tasty Baking Company Retirement Plan for Directors dated February 15, 2007 is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of Company for fiscal 2006.

# (r)	Director Retirement Plan dated October 15, 1987, is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of Company for fiscal 1992.

# (s)
1993 Replacement Option Plan (P&J Spin-Off) is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement dated March 17, 1994, for the Annual Meeting of Shareholders on April 22, 1994.

# (t)	Form of Change of Control Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 99.2 to Form 8-K, filed on or about July 31, 2006.

# (u)
Amended and Restated Change of Control and Employment Agreement, dated as of July 27, 2006, between the Company and David S.  Marberger is incorporated herein by reference to Exhibit 99.3 to Form 8-K, filed on or about July 31, 2006.

# (v)
Amended and Restated Employment Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 99.4 to Form 8-K, filed on or about July 31, 2006.

# (w)
First Amendment, dated as of September 25, 2007, to the Amended and Restated Employment Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(a) to Form 10-Q report of Company for the 39 weeks ending September 29, 2007.

# (x)
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of July 27, 2006, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 99.5 to Form 8-K, filed on or about July 31, 2006.

# (y)
Agreement of Sale and Purchase of Real Estate located at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania, dated December 19, 2005, between the Company and Wachovia Bank, N.A., as Trustee of the Company’s pension plan, is incorporated herein by reference to Exhibit 10(s) to the Form 10-K report of Company for fiscal 2005.

(z)
Lease Agreement dated June 15, 2007 by and between L/S Three Crescent Drive, LP and the Company is incorporated by reference herein to Exhibit 10(c) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(aa)
Industrial Lease Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(a) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(bb)
First Amendment to Industrial Lease Agreement dated June 7, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(d) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(cc)
Second Amendment to Industrial Lease Agreement dated June 29, 2007 by and between L/S 26th street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(e) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(dd)
Third Amendment to Industrial Lease Agreement dated July 23, 2007 by and between L/S 26th street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(f) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(ee)
Fourth Amendment to Industrial Lease Agreement dated August 16, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(f) to Form 10-Q report of Company for the 39 weeks ending September 29, 2007.

(ff)
Improvements Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(b) to Form 10-Q report of Company for the 39 weeks ending June 30, 2007.

(gg)
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

(hh)
Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender, is incorporated herein by reference to Exhibit 99.2 to Form 8-K, filed on or about September 6, 2007.

(ii)
Machinery and Equipment Loan Fund Loan Agreement, dated as of September 6, 2007, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development, is incorporated herein by reference to Exhibit 99.3 to Form 8-K, filed on or about September 6, 2007.

* (21)		Subsidiaries of the Company.

* (23)		Consent of Independent Registered Public Accounting Firm.

* (31)	(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (31)	(b)	Certification of David S. Marberger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* (32)		Certification of Charles P. Pizzi, Chief Executive Officer, and David S. Marberger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________
*     Filed or furnished herewith
#     Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 29, 2007 and December 30, 2006

Column A	Column B	Column C	Column D	Column E

	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period
Description

Deducted from applicable assets:
Allowance for doubtful accounts:
For the fiscal year ended December 29, 2007	$2,455	$349	$196	$2,608
For the fiscal year ended December 30, 2006	$3,272	$369	$1,186	$2,455

Inventory valuation reserves:
For the fiscal year ended December 29, 2007	$77	$441	$423	$95
For the fiscal year ended December 30, 2006	$110	$302	$335	$77

Spare parts inventory reserve for obsolescence:
For the fiscal year ended December 29, 2007	$148	$6	$7	$147
For the fiscal year ended December 30, 2006	$173	$162	$187	$148

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

March 12, 2008	/s/ Charles P. Pizzi
Charles P. Pizzi,
President and
Chief Executive Officer

March 12, 2008	/s/ Paul D. Ridder
Paul D. Ridder,
Vice President, Corporate Controller and Chief Accounting Officer
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board	March 12, 2008
James E. Ksansnak	and Director of Tasty
Baking Company

/s/ Charles P. Pizzi	President, Chief	March 12, 2008
Charles P. Pizzi	Executive Officer and
Director of Tasty
Baking Company
[Principal Executive Officer]

/s/ Mark G. Conish	Director of Tasty	March 12, 2008
Mark G. Conish	Baking Company

/s/ James C. Hellauer	Director of Tasty	March 12, 2008
James C. Hellauer	Baking Company

/s/ Ronald J. Kozich	Director of Tasty	March 12, 2008
Ronald J. Kozich	Baking Company

/s/ James E. Nevels	Director of Tasty	March 12, 2008
James E. Nevels	Baking Company

/s/ Judith M. von Seldeneck	Director of Tasty	March 12, 2008
Judith M. von Seldeneck	Baking Company

/s/ Mark T. Timbie	Director of Tasty	March 12, 2008
Mark T. Timbie	Baking Company

/s/ David J. West	Director of Tasty	March 12, 2008
David J. West	Baking Company

/s/ David S. Marberger	Executive Vice President	March 12, 2008
David S. Marberger	and Chief Financial Officer
[Principal Financial Officer]

/s/ Paul D. Ridder	Vice President, Corporate	March 12, 2008
Paul D. Ridder	Controller and Chief
Accounting Officer
Tasty Baking Company
[Principal Accounting Officer]

54