Form 10-Q
period 2008-03-29
TASTY BAKING CO
filed 2008-05-07
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 29, 2008

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
YES  ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

There were 8,308,646 shares of Common Stock outstanding as of May 2, 2008.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.            FINANCIAL INFORMATION
Item 1.          Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash	73	57
Receivables, less allowance of $2,321 and $2,608, respectively	20,242	19,358
Inventories	7,245	7,719
Deferred income taxes	1,547	1,547
Prepayments and other	2,930	2,303
Total current assets	32,037	30,984
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	49,963	49,874
Machinery and equipment	126,809	126,132
Construction in progress	17,723	9,425
	195,928	186,864
Less accumulated depreciation	115,792	112,774
	80,136	74,090
Other assets:
Long-term receivables from independent sales distributors	9,968	9,889
Deferred income taxes	7,393	6,396
Other	3,347	3,162
	20,708	19,447
Total assets	132,881	124,521

Liabilities
Current liabilities:
Accounts payable	5,121	6,210
Accrued payroll and employee benefits	3,276	4,080
Cash overdraft	2,429	890
Current obligations under capital leases	431	431
Other accrued liabilities	4,664	5,343
Total current liabilities	15,921	16,954

Asset retirement obligation	6,768	6,676
Accrued pensions	16,301	16,502
Long-term obligations under capital leases, less current portion	895	1,003
Long-term debt	36,778	25,697
Other accrued liabilities	3,379	2,888
Postretirement benefits other than pensions	7,397	7,365
Total liabilities	87,439	77,085

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares
Capital in excess of par value of stock	28,882	28,683
Retained earnings	23,746	25,119
Accumulated other comprehensive income	174	634
Treasury stock, at cost	(11,918)	(11,558)
Total shareholders' equity	45,442	47,436

Total liabilities and shareholders' equity	$132,881	$124,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (000’s, except per share amounts)

	For the Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Gross sales	$69,294	$70,381
Less discounts and allowances	(26,472)	(26,056)

Net sales	42,822	44,325
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	28,794	27,961
Depreciation	3,030	1,652
Selling, general and administrative	12,012	13,225
Interest expense	456	315
Other income, net	(199)	(230)
	44,093	42,923
Income (loss) before provision for
income taxes	(1,271)	1,402

Provision (benefit) for income taxes	(312)	526

Net income (loss)	$(959)	$876

Average common shares outstanding:
Basic	8,034	8,033
Diluted	8,034	8,270

Per share of common stock:

Net income (loss):
Basic	$(0.12)	$0.11
Diluted	$(0.12)	$0.11

Cash dividend	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
 (000’s)

	For the Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Cash flows from (used for) operating activities
Net income (loss)	$(959)	$876
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	3,030	1,652
Amortization	76	141
Asset retirement obligation interest	92	-
Loss on sale of routes	-	6
Defined benefit pension benefit	(146)	(46)
(Increase) decrease deferred taxes	(690)	186
Post retirement medical	(425)	(570)
Other	(261)	334
Changes in assets and liabilities:
Increase in receivables	(836)	(3,507)
Decrease in inventories	474	95
Increase in prepayments and other	(704)	(777)
Increase in accrued taxes	207	341
Decrease in accounts payable, accrued
payroll and other current liabilities	(2,779)	(1,053)

Net cash used for operating activities	(2,921)	(2,322)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(8,877)	(571)
Proceeds from independent sales distributor loan repayments	813	641
Loans to independent sales distributors	(989)	(639)
Other	(106)	(6)

Net cash used for investing activities	(9,159)	(575)

Cash flows from (used for) financing activities
Dividends paid	(413)	(411)
Borrowings on long-term debt	39,790	3,004
Payment on long-term debt	(28,819)	-
Net increase in cash overdraft	1,538	304

Net cash from financing activities	12,096	2,897

Net increase in cash	16	-

Cash, beginning of year	57	12

Cash, end of period	$73	$12

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$386	$317
Income taxes	$23	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(000’s, except share, per share and square footage amounts, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company (the “Company”) is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has two manufacturing facilities, one in Philadelphia, PA, and a second in Oxford, PA.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal year 2008 is a 52-week year.  Fiscal year 2007 was a 52-week year.

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

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake® products in defined geographical territories.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new geographies. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes because all material services or conditions related to the sale have been substantially performed or satisfied by the Company as of the date of the sale.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.  Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

Inventory Valuation
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Inventory balances for raw materials, work in progress and finished goods are regularly analyzed and provisions for excess and obsolete inventory are recorded, as necessary, based on the forecast of product demand and production requirements.

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

In accordance with Statement of Financial Accounting Standards No.144, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, recorded an obligation of $6.6 million which was the present value of the future obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  During the quarter ended March 29, 2008, the Company recorded $0.1 million in interest associated with the asset retirement obligation and as of March 29, 2008 the asset retirement obligation totaled $6.8 million.

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

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use.  The majority of the Company’s capitalized software relates to the implementation of the enterprise resource planning and handheld computer systems.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company maintains a liability on its balance sheet equal to the under-funded status of its defined benefit and other postretirement benefit plans.

Accounting for Derivative Instruments
The Company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations.

The Company has also entered into foreign currency forward contracts to hedge the future purchase of certain assets for its new facilities, which are denominated in Australian Dollars (AUD).  These contracts are accounted for as fair value foreign currency hedges in accordance with FAS 133.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the Statement of Operations, with the corresponding asset and liability recorded on the Balance Sheet.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – Basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended March 29, 2008 and March 31, 2007, 575,928 and 383,646 options to purchase common stock and restricted shares, respectively, were excluded from the calculation, as they were anti-dilutive.

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

Recent Accounting Statements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial disclosure.  The Company adopted the required provisions of FAS 157 for the quarter ended March 29, 2008. The required provisions did not have a material impact on the Company’s financial statements.  See Note 6 for additional information.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The FASB also issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company is currently assessing the potential impact that adoption of this statement would have on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits, but does not require entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Unrealized gains and losses due to changes in their fair value must be recognized in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  Although FAS 159 was adopted in the quarter ended March 29, 2008, the Company has not yet elected the fair value option for any items permitted under FAS 159.

In December 2007, the FASB issued Statement  No. 141 (Revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 141(R).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("FAS 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, financial statements and disclosures may change as a result of the adoption of FAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133(“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because FAS 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations or cash flows.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility has begun and is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space that commences upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company has provided a $2.7 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in year 17 and will be eliminated by the end of the lease term.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20.0 million at June 30, 2007 would not be relocated to the new facilities or sold as a result of the relocation. The Company accounts for disposal and exit activities in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has re-evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in early 2010.  As such, in the quarter ended June 29, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  For the thirteen week period ended March 29, 2008 the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic, and net income per common share-diluted was $0.8 million, $0.10 per share, and $0.10 per share, respectively, for the thirteen weeks ended March 29, 2008.   The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FAS 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  Due to uncertainties regarding the extent to which the Company will be successful in managing the reductions through normal attrition and the reduction of contract labor, the Company cannot reasonably estimate the amount of such obligations or provide a meaningful range of loss with respect to such obligations at this time.

3.      Inventories

Inventories are classified as follows:

	March 29, 2008	Dec. 29, 2007
Finished goods	$2,398	$2,852
Work in progress	188	161
Raw materials and supplies	4,659	4,706

	$7,245	$7,719

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $56 and $95 as of March 29, 2008 and December 29, 2007, respectively.

4.      Credit Facilities

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan”). This loan bears interest at a fixed rate of 5.0% per annum, is secured by the Navy Yard machinery and equipment and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. Contemporaneously with the closing under the MELF Loan, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5.0 million loan to the Company.  This second loan with the Machinery and Equipment Loan Fund is expected to close in September 2008, and be on substantially the same terms and conditions as the MELF Loan.

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

The Company used a portion of the proceeds received under the Bank Credit Facility to terminate and repay outstanding indebtedness.  The Company also expects to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility and the MELF Loan to finance the Company’s move of its Philadelphia manufacturing facility and corporate headquarters to new facilities to be constructed at the Philadelphia Navy Yard, along with working capital needs.

5.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. The interest rate swap contract has a notional value of $8.5 million as of January 31, 2008 that increases to $35.0 million by April 2010.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of March 29, 2008, the Company had recorded a liability of $0.3 million.  The swap has a fixed LIBOR rate of 3.835% and expires on September 5, 2012.  The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 175 basis points as of March 29, 2008.

During the third quarter of 2007, the Company entered into commitments to acquire assets denominated in a foreign currency.  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010.  As of March 29, 2008 the notional principle of outstanding foreign currency forward contracts was $7.2 million Australian Dollar ($6.2 million USD).  As of March 29, 2008 the change in fair value of both the commitment and the forward currency contracts was $0.5 million.

6.      Fair Value Measurements

As described in Note 1, the Company adopted FAS 157 on December 30, 2007.  FAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at March 29, 2008:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(322)	$—	$(322)	$—
Foreign currency hedges	537	—	537	—
Total financial instruments owned	$215	$—	$215	$—

7.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit (“DB”) Retirement Plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement.  In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan.  See Note 8 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “Director Plan”).  The benefit amount is the annual retainer in the year of retirement.

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

The components of the DB Plan, DB SERP, and DB Directors’ Retirement Plan’s costs are summarized as follows:

	Thirteen Weeks Ended
	3/29/08	3/31/07
Service cost-benefits earned during the quarter	$-	$5
Interest cost on projected benefit obligation	1,234	1,243
Expected return on plan assets	(1,301)	(1,306)
Prior service cost amortization	(4)	(4)
Actuarial loss recognition	16	16
Net DB pension amount credited to income	$(55)	$(46)

The Company made a $0.5 million voluntary cash contribution to the previously frozen DB Plan in July 2007.  There is a minimum required cash contribution to the DB Plan in fiscal 2008 of $2.1 million.

8.      Defined Contribution Retirement Plans

The Company maintains a funded Defined Contribution (“DC”) Retirement Plan (the “DC Plan”), which replaced the benefits provided in the DB Plan.  Under the DC Plan, the Company makes weekly cash contributions into individual accounts for all eligible employees.  These contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year.  All employees receive contributions that range from 2% to 5% of covered compensation relative to their point totals.  Employees at March 27, 2005, who had 20 years of service or 10 years of service and 60 points, received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary.  The “grandfathered” contribution percentage was fixed as of March 27, 2005, and is paid weekly with the regular contribution until those covered employees retire or separate from the Company.  These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

The Company also maintains the Tasty Baking Company 401(k) and Company Funded Retirement Plan (the “Retirement Plan”).  In the Retirement Plan, all participants receive a company match of 50% of their elective deferrals that do not exceed 4% of their compensation as defined in the Retirement Plan.  Under the Retirement Plan, the waiting period for participation has been eliminated and participants are offered a broad array of investment choices.

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amounts charged to income:

	Thirteen Weeks Ended
	3/29/08	3/31/07
Funded retirement plan	$482	$516
Defined contribution SERP	97	90
Net DC pension amount charged to income	$579	$606

9.      Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (“OPEB”).  These benefits are provided through contracts with insurance companies and health service providers.    Coverage is maintained for all pre-65 retirees and for certain post-65 retirees who have qualifying dependents that are pre-65.  Life insurance for incumbent retirees, as of January 1, 2006, at company group rates is capped at $20 of coverage.  Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age-based rates for their life insurance benefit.

Components of net periodic postretirement benefit cost / (benefit):

	Thirteen Weeks Ended
	3/29/08	3/31/07
Service cost	$91	$67
Interest cost	116	92
Amortization of unrecognized prior service cost	(458)	(457)
Amortization of unrecognized gain	-	(29)
Total FAS 106 net postretirement benefit	$(251)	$(327)

Estimated company contributions for the thirteen weeks ended March 29, 2008 and March 31, 2007 were $175 and $151, respectively.

10.    Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006.  The aggregate number of shares available for grant under the Plan is 200,500 shares of the Company’s common stock as of March 29, 2008.

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

The Company also has active 2003 and 1997 Long-Term Incentive Plans.  The aggregate number of shares available for grant under the 2003 plan is 40,400 and under the 1997 plan is 83,019 as of March 29, 2008.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 plan.  A notable difference is that the 1997 plan can award shares only to employees of the Company while the 2003 plan can only award shares to employees and directors of the Company. The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Long-Term Incentive Plan.

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

A summary of stock options as of March 29, 2008 is presented below:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at Dec. 29, 2007	439	$10.44
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding at March 29, 2008	439	$10.44	4.67	$1,055

Options exercisable at March 29, 2008	439	$10.44	4.67	$1,055

As of March 29, 2008, there was no unrecognized compensation related to nonvested stock options, as all options are fully vested.  For the thirteen weeks ended March 29, 2008, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the three month periods ended March 29, 2008 or March 31, 2007.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of March 29, 2008 is presented below:

	Shares (000’s)	Weighted Average Fair Value
Nonvested at December 29, 2007	230	$7.88
Granted	100	6.76
Forfeited	-	-
Exercised	-	-

Nonvested at March 29, 2008	330	$7.54

As of March 29, 2008, there was $1.587 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.51 years.

11.           Income Taxes

The Company’s effective tax rate was 24.5 percent and 37.5 percent for the three months ended March 29, 2008 and March 31, 2007, respectively.  The Company’s effective tax rate can differ from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.  Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. For the quarter ended March 29, 2008, the Company recorded $0.2 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

12.           Accumulated Other Comprehensive Income / (Loss)

Total comprehensive income, net of taxes, is comprised as follows:

	Thirteen Weeks Ended
	3/29/08	3/31/07
Net income / (loss)	$(959)	$876
Other comprehensive income / (loss)
Pension plan	7	7
Other postretirement benefits	(275)	(292)
Change in unrealized gain / (loss)
on derivative instruments	(193)	(29)

Total other comprehensive income / (loss)	(461)	(314)

Total comprehensive income / (loss)	$(1,420)	$562

The following table summarizes the components of accumulated other comprehensive income / (loss), net of tax:

	Mar. 29,	Mar. 31,
	2008	2007
Pension Plan	$(2,874)	$(3,504)
Unrealized gain / (loss) on derivative instruments	(193)	55
Other postretirement benefits	3,241	5,131
Total comprehensive income	$174	$1,682

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share, per share and square footage amounts, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended March 29, 2008

Overview

Net loss for the first quarter of 2008 was $1.0 million or $.12 per fully-diluted share.  Net loss included $0.8 million, or $0.10 per common share, of incremental depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present Philadelphia facilities.  Net income for the first quarter of 2007 was $0.9 million or $.11 per fully-diluted share.

Sales

Gross sales declined 1.5% in the first quarter of 2008 compared to the same period in the prior year due to a 4.3% decrease in volume, partially offset by higher average selling prices.  The volume decline was partially attributable to the impact of the Easter holiday occurring during the first quarter in 2008 as compared to the second quarter in 2007.  The Company typically experiences a slow down in sales volumes during this holiday as consumers’ normal purchasing  and consumption patterns change and they temporarily move away from baked snack goods.  In addition, the Company had one less selling day in the quarter due to the holiday.  The Company estimates this change in timing reduced Route net sales by approximately 3.0 to 3.5 percentage points in the first quarter of 2008 and resulted in a 2.8% decrease in Route net sales as compared to the same period year ago.  Despite the negative impact of the holiday on total Route sales, Single Serve volumes showed positive growth in the first quarter of 2008 as compared to the same period a year ago.  This growth was partially offset by declines in Family Pack sales and higher Route return expense, which were, in part, a result of the seasonality associated with Easter.  Non-route net sales decreased 5.2% due to fewer promotional events with the Company’s largest direct customer towards the end of the first quarter 2008 as compared to the same period in the prior year.

Cost of Sales

Cost of sales for the first quarter of 2008 increased 3.0% versus the first quarter of 2007.  The increase in cost of sales resulted from an 11.2% increase in variable manufacturing expenses, which was primarily driven by the impact of industry-wide cost increases for certain key ingredients, including eggs, grains and oils.  The increase in variable manufacturing expenses was partially offset by a 4.5% reduction in fixed manufacturing expense due primarily to lower compensation and other employee related costs.

Gross Margin

Gross margin decreased 7.5 percentage points to 25.7% of net sales in the first quarter of 2008 as compared to the first quarter of 2007.  The decline in gross margin was partly attributable to $1.3 million in incremental depreciation resulting from a change in the estimated useful lives of certain assets that are not expected to move to the Company’s new manufacturing facility. The incremental depreciation resulted in a 3.1 percentage point reduction in gross margin.  In addition, the increased cost of ingredients and packaging accounted for a reduction of approximately 4.8 percentage points.  Partially offsetting these declines were the benefits from lower fixed manufacturing expenses and product price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $1.2 million in the first quarter of 2008 to 28.1% of net sales, compared to 29.8% of net sales in the first quarter of 2007.  The decrease was driven by lower compensation and employee related costs, as well as by lower marketing expense resulting from a shift in the timing of advertising spending as compared to the same period a year ago.

Non-Operating Items

Interest expense increased by $141 to $456 in the first quarter of 2008 from $315 in the first quarter of 2007, primarily due to higher deferred financing fee amortization related to the Company’s new debt facilities.   The Company is exposed to market risk relative to its interest expense as certain of  its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, decreased by approximately $31 in the first quarter of 2008 compared to the first quarter of 2007.

The effective income tax rate for state and federal taxes was 24.5% and 37.5% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.  For the quarter ended March 29, 2008, the Company recorded $0.2 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

Liquidity and Capital Resources

Current assets at March 29, 2008 were $32,037 compared to $30,984 at December 29, 2007, and current liabilities at March 29, 2008 were $15,921 compared to $16,954 at December 29, 2007.   The increase in current assets was driven by an increase in accounts receivable of $0.9 million, resulting from higher sales as compared to the prior quarter.  The $1.0 million decrease in current liabilities was primarily due to a reduction of $0.8 million in employee related costs.

On May 9, 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a yet to be constructed 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres which the Company expects to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

In connection with these agreements, the Company provided a $2.7 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 29, 2008, the outstanding letter of credit under this arrangement totaled $2.7 million.

In addition to the facility leases, the Company expects to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The Company anticipates that this project, when completed, will generate approximately $13.0 to $15.0 million in pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  The Company maintains a Bank Credit Facility, a PIDC Credit Facility and MELF Loan, as defined below, and utilizes certain capital and operating leases.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank in partnership with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan is at a fixed rate of 5.5% per annum.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). The PIDC Credit Facility bears interest at a blended fixed rate of 4.5% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  Contemporaneously with the closing under the MELF Loan, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5.0 million loan to the Company.  This second loan with the Machinery and Equipment Loan Fund is expected to close in September 2008, and be on substantially the same terms and conditions as the MELF Loan.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. The interest rate swap contract has a notional value of $8.5 million as of January 31, 2008 that increases to $35.0 million by April 2010. The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of March 29, 2008, the Company had recorded a liability of $0.3 million.  The swap has a fixed LIBOR rate of 3.835% and expires on September 5, 2012. The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 175 basis points as of March 29, 2008.

Net cash used for investing activities for the quarter ended March 29, 2008 was $9,159, primarily consisting of $8,877 for capital expenditures resulting primarily from the implementation of the Company’s new manufacturing strategy.

Net cash from financing activities for the quarter ended March 29, 2008 totaled $12,096, primarily driven by increased borrowings of long-term debt of $11.0 million primarily due to expenditures related to the Company’s new manufacturing facility.

The Company anticipates that for the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility and the MELF Loan will provide sufficient cash to meet operating and financing requirements.  The Company anticipates capital expenditures of approximately $32.0 million for fiscal 2008, $26.0 million of which are expenditures associated with the Company’s new manufacturing facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2007 are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first quarter of 2008 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the headings  “Risk Factors” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.  Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about relocating operations and the funding thereof, legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, employee productivity, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to lease and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2007Annual Report on Form 10-K (“2007 Form 10-K”), “Item 1A, Risk Factors.”  There can be no assurance that the new manufacturing facility described herein will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 29, 2008.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended March 29, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.        Exhibits

(a)	Exhibits:

Exhibit 31 (a) –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

May 7, 2008	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

23