Form 10-Q
period 2008-06-28
TASTY BAKING CO
filed 2008-08-05
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended June 28, 2008

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
YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

There were 8,308,646 shares of Common Stock outstanding as of August 1, 2008.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 1.       Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	June 28, 2008	December 29, 2007
Assets
Current assets:
Cash	$29	$57
Receivables, less allowance of $2,424 and $2,608, respectively	20,977	19,358
Inventories	7,447	7,719
Deferred income taxes	1,547	1,547
Prepayments and other	3,521	2,303
Total current assets	33,521	30,984
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	49,974	49,874
Machinery and equipment	128,982	126,132
Construction in progress	20,336	9,425
	200,725	186,864
Less accumulated depreciation	118,747	112,774
	81,978	74,090
Other assets:
Long-term receivables from independent sales distributors	9,894	9,889
Deferred income taxes	7,127	6,396
Other	4,239	3,162
	21,260	19,447
Total assets	$136,759	$124,521

Liabilities
Current liabilities:
Accounts payable	$6,573	$6,210
Accrued payroll and employee benefits	3,590	4,080
Cash overdraft	3,722	890
Current obligations under capital leases	535	431
Current portion of long-term debt	1,000	-
Other accrued liabilities	3,913	5,343
Total current liabilities	19,333	16,954

Asset retirement obligation	6,860	6,676
Accrued pensions	15,679	16,502
Long-term obligations under capital leases, less current portion	1,069	1,003
Long-term debt, less current portion	37,398	25,697
Other accrued liabilities	3,462	2,888
Postretirement benefits other than pensions	7,429	7,365
Total liabilities	91,230	77,085

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares
Capital in excess of par value of stock	28,823	28,683
Retained earnings	23,406	25,119
Accumulated other comprehensive income	471	634
Treasury stock, at cost	(11,729)	(11,558)
Total shareholders' equity	45,529	47,436

Total liabilities and shareholders' equity	$136,759	$124,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Gross sales	$72,180	$69,982	$141,473	$140,363
Less discounts and allowances	(27,586)	(26,177)	(54,058)	(52,234)
Net sales	44,594	43,805	87,415	88,129
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	29,192	27,076	57,986	55,037
Depreciation	3,069	2,391	6,099	4,043
Selling, general and administrative	11,993	12,976	24,004	26,201
Interest expense	508	124	964	439
Other income, net	(193)	(202)	(392)	(433)
	44,569	42,365	88,661	85,287
Income (loss) before provision for
income taxes	25	1,440	(1,246)	2,842

Provision for (benefit from) income taxes	(50)	496	(362)	1,022

Net income (loss)	$75	$944	$(884)	$1,820

Average common shares outstanding:
Basic	8,034	8,034	8,034	8,033
Diluted	8,144	8,138	8,034	8,134

Per share of common stock:

Net income (loss):
Basic	$0.01	$0.12	$(0.11)	$0.23
Diluted	$0.01	$0.12	$(0.11)	$0.22

Cash dividend	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007

Cash flows from (used for) operating activities
Net income (loss)	$(884)	$1,820
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	6,099	4,043
Amortization	188	239
Asset retirement obligation interest	184	-
(Gain) loss on sale of routes	(7)	57
Defined benefit pension benefit	(188)	(82)
Pension contributions	(640)	-
Increase in deferred taxes	(623)	(198)
Post retirement medical	(851)	(654)
Other	(227)	203
Changes in assets and liabilities:
Increase in receivables	(1,554)	(2,156)
Decrease in inventories	272	534
Increase in prepayments and other	(1,407)	(546)
Increase in accrued taxes	79	939
Decrease in accounts payable, accrued
payroll and other current liabilities	(1,531)	(992)

Net cash (used for) from operating activities	(1,090)	3,207

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(13,609)	(2,608)
Proceeds from independent sales distributor loan repayments	1,502	1,802
Loans to independent sales distributors	(1,660)	(1,582)
Other	(46)	(111)

Net cash used for investing activities	(13,813)	(2,499)

Cash flows from (used for) financing activities
Dividends paid	(829)	(824)
Borrowings on long-term debt	62,027	27,586
Net increase in notes-payable bank	-	121
Payment of long-term debt	(49,155)	(26,843)
Net increase (decrease) in cash overdraft	2,832	(689)

Net cash from (used for) financing activities	14,875	(649)

Net (decrease) increase in cash	(28)	59

Cash, beginning of year	57	12

Cash, end of period	$29	$71

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$443	$461
Income taxes	$23	$5

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

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, recorded an obligation of $6.6 million which was the present value of the future obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation, which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  For the thirteen weeks and twenty-six weeks ended June 28, 2008, the Company recorded $0.1 million and $0.2 million, respectively, in interest associated with the asset retirement obligation.  As of June 28, 2008, the asset retirement obligation totaled $6.9 million.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s income statement at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations, the Company received a $0.6 million grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounted for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant is expected to be placed into service when the new manufacturing facility becomes fully operational in 2010.

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

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  Effective January 1, 2008, the Company is required to make quarterly contributions under the Pension Protection Act of 2006.  The Company will make three quarterly contributions in 2008.  In 1987, the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

The Company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants.  These estimates and assumptions include discount rate, rate of return on plan assets, mortality and employee turnover.  In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be very volatile.  The use of the above estimates and assumptions, market volatility and the Company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the Company to experience significant changes in its pension expense or income from year to year.  Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – Basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended June 28, 2008 and June 30, 2007, 437,446 and 378,146 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.  For the twenty-six weeks ended June 28, 2008 and June 30, 2007, approximately 568,469 and 380,896 options to purchase common stock and restricted shares, respectively, were excluded from the calculation, as they were anti-dilutive.

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

Recent Accounting Statements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial disclosure.  The Company adopted the required provisions of FAS 157 effective December 30, 2007. The required provisions did not have a material impact on the Company’s financial statements.  See Note 6 for additional information.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits, but does not require entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Unrealized gains and losses due to changes in their fair value must be recognized in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  Although FAS 159 was effective December 30, 2007, the Company has not yet elected the fair value option for any items permitted under FAS 159.

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

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility has begun and is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space and commences upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company has provided a $2.7 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 28, 2008, the outstanding letter of credit under this arrangement totaled $2.7 million.

In connection with these agreements, the Company has provided an additional $0.5 million letter of credit, which will increase to $1.9 million by the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.

In addition to the facility leases, the Company is purchasing high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

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

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in 2010.  As such, in the quarter ended June 30, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.   For the thirteen and twenty-six week periods ended June 28, 2008, the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million and $2.6 million, respectively.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic and net income per common share-diluted was $0.8 million, $0.10 per share, and $0.10 per share, respectively, for the thirteen weeks ended June 28, 2008 and $1.6 million, $0.20 per share, and $0.20 per share, respectively for the twenty-six weeks ended June 28, 2008.  For the thirteen and twenty-six week periods ended June 30, 2007, the change in estimated useful lives of these assets resulted in incremental depreciation of $0.7 million.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic, and net income per common share-diluted was $0.5 million, $0.06 per share, and $0.06 per share, respectively, for the thirteen and twenty-six weeks ended June 30, 2007.  The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FAS 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  Due in part to uncertainties regarding the extent to which the Company will be successful in managing the reductions through normal attrition and the reduction of contract labor, the Company cannot reasonably estimate the amount of such obligations or provide a meaningful range of loss with respect to such obligations at this time.

3.      Inventories

Inventories are classified as follows:

	June 28, 2008	Dec. 29, 2007
Finished goods	$2,540	$2,852
Work in progress	166	161
Raw materials and supplies	4,741	4,706

	$7,447	$7,719

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $55 and $95 as of June 28, 2008 and December 29, 2007, respectively.

4.      Credit Facilities

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with four banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.

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

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan”). This loan bears interest at a fixed rate of 5.0% per annum, is secured by the Navy Yard machinery and equipment and contains customary representations and warranties as well as customary affirmative and negative covenants.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. Contemporaneously with the closing under the MELF Loan, the Company received a commitment from the Commonwealth of Pennsylvania Machinery and Equipment Loan Fund to extend a second $5.0 million loan to the Company.  This second loan with the Machinery and Equipment Loan Fund is expected to close by September 2008 and be on substantially the same terms and conditions as the MELF Loan.

On September 6, 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, and the MELF Loan (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.  The fair value of the Company's debt approximates the carrying value.

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

5.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of June 28, 2008, the notional value of the swap was $8.5 million.  The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of June 28, 2008.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of June 28, 2008, the Company recorded an asset of $0.5 million.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of June 28, 2008.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of June 28, 2008, the Company recorded an asset of $0.2 million.

During the third quarter of 2007, the Company entered into commitments to acquire assets denominated in a foreign currency.  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010.  As of June 28, 2008 the notional principle of outstanding foreign currency forward contracts was $6.3 million Australian Dollar ($5.7 million USD).  As of June 28, 2008 the change in fair value of both the commitment and the forward currency contracts was $0.8 million.

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at June 28, 2008:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$727	$—	$727	$—
Foreign currency hedges	785	—	785	—
Total financial instruments owned	$1,512	$—	$1,512	$—

7.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit (“DB”) Retirement Plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement.  In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”), however, there are no current employees earning benefits under this plan.  See Note 8 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “Director Plan”).  The benefit amount is the annual retainer in the year of retirement.

Effective February 15, 2007, benefit accruals under the Director Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the Director Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit deferred stock units (“DSUs”) to the director’s account equivalent in value to $4 on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

The components of the DB Plan, DB SERP, and DB Director Plan’s costs / (benefits) are summarized as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/28/08	6/30/07	6/28/08	6/30/07
Service cost-benefits earned during the quarter	$-	$5	$-	$10
Interest cost on projected benefit obligation	1,271	1,245	2,505	2,488
Expected return on plan assets	(1,235)	(1,298)	(2,536)	(2,604)
Prior service cost amortization	(4)	(5)	(8)	(9)
Actuarial loss recognition	16	17	32	33
Net DB pension amount charged / (credited) to income	$48	$(36)	$(7)	$(82)

Under the Pension Protection Act of 2006, the Company made a $0.6 million cash contribution to the previously frozen DB Plan in April 2008.  There is a minimum required cash contribution to the DB Plan in fiscal 2008 of $1.9 million.  The Company made a $0.5 million voluntary cash contribution in July 2007.

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amounts charged to income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/28/08	6/30/07	6/28/08	6/30/07
Funded retirement plan	$322	$464	$804	$980
Defined contribution SERP	96	90	193	180
Net DC pension amount charged to income	$418	$554	$997	$1,160

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

Components of net periodic postretirement benefit cost / (benefit):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/28/08	6/30/07	6/28/08	6/30/07
Service cost	$90	$67	$181	$134
Interest cost	116	92	232	185
Amortization of unrecognized prior service cost	(457)	(457)	(915)	(915)
Amortization of unrecognized gain	-	(29)	-	(58)

Total FAS 106 net postretirement benefit	$(251)	$(327)	$(502)	$(654)

Estimated company contributions for the twenty-six weeks ended June 28, 2008 and June 30, 2007 were $349 and $302, respectively.

10.           Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Board on March 24, 2006.  The aggregate number of shares available for grant under the Plan is 220,600 shares of the Company’s common stock as of June 28, 2008.

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

The Company also has active 2003 and 1997 Long-Term Incentive Plans (the “2003 Plan” and “1997 Plan,” respectively).  The aggregate number of shares available for grant under the 2003 Plan is 49,849 and under the 1997 Plan is 85,047 as of June 28, 2008.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan.  A notable difference is that the 1997 Plan can award shares only to employees of the Company while the 2003 Plan can only award shares to employees and directors of the Company. The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Plan.

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

A summary of stock options as of June 28, 2008 is presented below:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Shares (000’s)	Exercise Price	Remaining Contractual Term	Value (000s)
Outstanding at Dec. 29, 2007	439	$10.44
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding at March 29, 2008	439	$10.44	4.67	$1,055
Granted	-	-
Forfeited	(2)	8.64
Exercised	-	-

Outstanding at June 28, 2008	437

Options exercisable at March 29, 2008	439	$10.44	4.67	$1,055
Options exercisable at June 28, 2008	437	10.45	4.44	1,051

As of June 28, 2008, there was no unrecognized compensation related to nonvested stock options, as all options are fully vested.  For the twenty-six weeks ended June 28, 2008, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the twenty-six weeks ended June 28, 2008 or June 30, 2007.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of June 28, 2008 is presented below:

	Shares (000’s)	Weighted Average Fair Value
Nonvested at December 29, 2007	230	$7.88
Granted	100	6.76
Forfeited	(55)	7.65
Exercised	-	-

Nonvested at June 28, 2008	275	$7.52

As of June 28, 2008, there was $1.2 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.28 years.

11.           Income Taxes

The Company’s effective tax rate was (200.0) percent and 34.4 percent for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and 29.0 percent and 36.0 percent for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.  For the quarter ended June 28, 2008, the Company recorded $0.1 million in non-recurring discrete income items related to charitable contribution carryforwards.  The Company’s effective tax rate can differ from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.

12.           Accumulated Other Comprehensive Income / (Loss)

Total comprehensive income, net of taxes, is comprised as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/28/08	6/30/07	6/28/08	6/30/07
Net income / (loss)	$75	$944	$(884)	$1,820
Other comprehensive income / (loss)
Pension plan	(57)	7	(50)	14
Other postretirement benefits	(275)	(254)	(549)	(546)
Change in unrealized gain / (loss)
on derivative instruments	629	(1)	436	(30)

Total other comprehensive income / (loss)	297	(248)	(163)	(562)

Total comprehensive income / (loss)	$372	$696	$(1,047)	$1,258

The following table summarizes the components of accumulated other comprehensive income / (loss), net of tax:

	June 28,	Dec. 29,
	2008	2007
Pension plan	$(2,931)	$(2,881)
Unrealized gain on derivative instruments	436	-
Other postretirement benefits	2,966	3,515

Total comprehensive income	$471	$634

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share, per share and square footage amounts, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended June 28, 2008 and June 30, 2007

Overview

Net income for the second quarter of 2008 was $0.1 million or $.01 per fully-diluted share.  Net income included $0.8 million, or $0.10 per fully diluted share, of accelerated depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  Net income for the second quarter of 2007 was $0.9 million or $.12 per fully-diluted share, which included $0.5 million, or $0.06 per fully diluted share, of accelerated depreciation, after-tax.

Sales

Gross sales increased 3.1% in the second quarter of 2008 compared to the same period in 2007 driven primarily by 5.2% growth in Route gross sales.  Route gross sales benefited from continued growth in Single Serve volumes, product pricing and the shift of the Easter holiday to the first quarter of 2008 from its traditional occurrence in the second quarter of the year.  The shift in timing of the holiday pushed the seasonal slowdown in sales volumes typically associated with Easter to the first quarter of 2008 from the second quarter of the year.  Route net sales grew 2.2% versus the second quarter of 2007 and were negatively impacted by an increased rate of product returns, primarily within the grocery channel.  Non-Route net sales grew 0.6% as compared to the same period a year ago due primarily to growth in third-party vending.

Cost of Sales

Cost of sales for the second quarter of 2008 increased 7.8% versus the second quarter of 2007, on a unit volume decline of 3.4%.  The increase in cost of sales resulted from a 13.1% increase in variable manufacturing expenses, which was primarily driven by a $2.4 million increase in certain key ingredient and packaging costs, including eggs, grains and oils.  Additionally, fixed manufacturing expenses increased 4.3% in the second quarter versus the second quarter of 2007.  This increase resulted from the $0.4 million benefit of a change in the Company’s employee benefit plans that occurred in the second quarter of 2007.

Gross Margin

Gross margin decreased 5.0 percentage points to 27.7% of net sales in the second quarter of 2008 as compared to the second quarter of 2007.  The decline in gross margin was partly attributable to the $2.4 million increase in ingredient and packaging costs, which translates into a gross margin decrease of approximately 5.5 percentage points as compared to the same period a year ago.  Additionally, 1.5 percentage points of the gross margin decline can be attributed to incremental depreciation expense primarily resulting from the planned move to new facilities in 2010.  Also, increased fixed manufacturing costs contributed 0.7 percentage points to the decline in gross margin when compared to the same period a year ago.  Partially offsetting these declines were approximately 2.7 percentage points of benefit from product price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $1.0 million in the second quarter of 2008 to 26.9% of net sales, compared to 29.6% of net sales in the second quarter of 2007.  The decrease was driven by lower compensation and employee related costs, as well as by lower marketing expenses, which were partially offset by higher freight costs.

Non-Operating Items

Interest expense increased by $0.4 million to $0.5 million in the second quarter of 2008 from $0.1 million in the second quarter of 2007, primarily due to higher deferred financing fee amortization related to the Company’s new debt facilities as well as higher debt levels resulting from investments in equipment for the Company’s new manufacturing and distribution facility. The Company is exposed to market risk relative to its interest expense as certain of  its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other income, net, remained relatively constant at $0.2 million in second quarter of 2008 as compared to the second quarter of 2007.

The effective income tax rate for state and federal taxes was (200.0%) and 34.4% for the thirteen weeks ended June 28, 2008 and June 30, 2007 respectively.   For the thirteen weeks ended June 28, 2008, the Company recorded $0.1 million in non-recurring discrete income items related to charitable contribution carryforwards.

For the Twenty-six Weeks ended June 28, 2008 and June 30, 2007

Overview

Net loss for the twenty-six weeks ended June 28, 2008, was $0.9 million or $0.11 per fully-diluted share.  Net loss included $1.6 million after-tax, or $.20 per fully-diluted share, of accelerated depreciation, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  Net income for the twenty-six weeks ended June 30, 2007 was $1.8 million or $.22 per fully-diluted share, which included $0.5 million, or $0.06 per fully diluted share, of accelerated depreciation, after-tax.

Sales

Gross sales increased 0.8% in the twenty-six weeks ended June 28, 2008 compared to the same period in 2007, driven primarily by 2.9% growth in Route gross sales.  Route gross sales benefited from product price increases as well as from continued growth in Single Serve volumes.  Non-Route gross sales declined 4.5% in the twenty-six weeks ended June 28, 2008 compared to the same period in the prior year due to fewer promotional events with the Company’s largest direct customer in the first quarter of 2008, partially offset by growth in third-party vending.  Despite the increase in gross sales, net sales declined 0.8% in the first twenty-six weeks of 2008 versus the same period in the prior year due to an increased rate of product returns, particularly within the grocery channel.

Cost of Sales

Cost of sales for the twenty-six weeks ended June 28, 2008 increased 5.4% versus the comparable period in 2007, on a unit volume decline of 3.9%.  The increase in cost of sales primarily resulted from a $4.5 million increase in costs for certain key ingredient and packaging costs including eggs, grains and oils, which was only partially offset by the benefit of improved operating efficiency at the Company’s manufacturing facilities.

Gross Margin

Gross margin decreased 6.3 percentage points to 26.7% during the first twenty-six weeks of 2008 compared to the same period of 2007.  This decline was driven by the increase in ingredient and packaging costs which translates into a gross margin decline of approximately 5.2 percentage points.  Additionally, 2.3 percentage points of the gross margin decline can be attributed to incremental depreciation expense primarily resulting from the planned move to new facilities in 2010.  Partially offsetting these declines was the benefit from product price increases and lower fixed manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first twenty-six weeks ended June 28, 2008 decreased to 27.5% of net sales, compared to 29.7% of net sales in the first twenty-six weeks of fiscal 2007.  This decrease was primarily due to reductions in employee related expenses, as well as lower marketing expenses resulting from a shift in timing of advertising spending as compared to a year ago.  Partially offsetting this was an increase in transportation and freight costs resulting from the increased cost of fuel.

Non-Operating Items

Interest expense increased $0.5 million to $0.9 million in the twenty-six weeks ended June 28, 2008 from $0.4 million in the same period in 2007.  The increase was primarily due to higher deferred financing fee amortization related to the Company’s new debt facilities as well as higher debt levels resulting from investments in equipment for the Company’s new manufacturing and distribution facility.

Other income, net, remained relatively constant at $0.4 million in the first twenty-six weeks of 2008 compared to the same period of 2007.

The effective income tax rate for state and federal taxes was 29.0% and 36.0% for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.  For the twenty-six weeks ended June 28, 2008, the Company recorded $0.1 million in non-recurring discrete expense items related to charitable contribution carryforwards.

Liquidity and Capital Resources

Current assets at June 28, 2008 were $33,521 compared to $30,984 at December 29, 2007, and current liabilities at June 28, 2008 were $19,333 compared to $16,954 at December 29, 2007.   The increase in current assets was driven by an increase in accounts receivable of $1.6 million, resulting from higher sales as well as an increase in prepayments and other of $1.2 million primarily due to the timing of payments, offset by a $0.3 million reduction in inventory.  The $2.4 million increase in current liabilities was primarily due to an increase in cash overdraft of $2.8 million due to the timing of disbursements, which was partially offset by $0.5 million of employee related costs.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility has begun and is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space and commences upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company provided a $2.7 million letter of credit, which will increase to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 28, 2008, the outstanding letter of credit under this arrangement totaled $2.7 million.

In connection with these agreements, the Company has provided an additional $0.5 million letter of credit, which will increase to $1.9 million by the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.

In addition to the facility leases, the Company is purchasing high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The Company anticipates that this project, when completed, will generate approximately $13.0 to $15.0 million in pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  The Company maintains a Bank Credit Facility, a PIDC Credit Facility and a MELF Loan, as defined below, and utilizes certain capital and operating leases.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with four banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan is at a fixed rate of 5.5% per annum.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of June 28, 2008, the notional value of the swap was $8.5 million. The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of June 28, 2008, the Company recorded an asset of $0.5 million. In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of June 28, 2008.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of June 28, 2008, the Company recorded an asset of $0.2 million.

Net cash used for investing activities for the twenty-six weeks ended June 28, 2008 was $13,813, primarily consisting of $13,609 for capital expenditures resulting primarily from the implementation of the Company’s new manufacturing strategy.

Net cash from financing activities for the twenty-six weeks ended June 28, 2008 totaled $14,875 primarily driven by increased net borrowings of long-term debt of $12,872 primarily due to expenditures related to the Company’s new manufacturing facility.

The Company anticipates that the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility and the MELF Loan will provide sufficient cash to meet operating and financing requirements.  The Company anticipates total capital expenditures of approximately $32.0 million for fiscal 2008, $26.0 million of which are expenditures associated with the Company’s new manufacturing facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2007 are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the second quarter of 2008 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 28, 2008.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended June 28, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of shareholders was held on May 2, 2008.

(b)	The directors elected at the meeting were:

	For	Withheld	Abstain
James C. Hellauer	7,319,471	256,310	-
James E. Nevels	7,254,560	321,221	-
Mark T. Timbie	7,321,490	254,291	-

Other directors whose terms of office continued after the meeting were as follows: Mark G. Conish, Ronald J. Kozich, James E. Ksansnak, Charles P. Pizzi, Judith M. von Seldeneck and David J. West.

(c)	Other matters voted upon at the meeting and the results of the votes were as follows:

				Broker
	For	Against	Abstain	Non-Votes
Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 27, 2008	7,471,304	85,788	18,689	-

Item 6.       Exhibits

(a)  Exhibits:

Exhibit 10 (a) –	First Amendment, effective as of December 12, 2007, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

Exhibit 10 (b) –	Second Amendment, effective as of July 16, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; CitizensBank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers Trust Company, each as a Lender.

Exhibit 31 (a) –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

August 5, 2008	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)