Form 10-Q
period 2008-09-27
TASTY BAKING CO
filed 2008-11-05
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended September 27, 2008

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
YES ☐   NO ☒

There were 8,308,646 shares of Common Stock outstanding as of October 31, 2008.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.    FINANCIAL INFORMATION
Item 1.   Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	September 27, 2008	December 29, 2007
Assets
Current assets:
Cash	$45	$57
Receivables, less allowance of $2,594 and $2,608, respectively	24,288	19,358
Inventories	7,401	7,719
Deferred income taxes	1,657	1,547
Prepayments and other	3,500	2,303
Total current assets	36,891	30,984
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	49,974	49,874
Machinery and equipment	130,754	126,132
Construction in progress	32,143	9,425
	214,304	186,864
Less accumulated depreciation	122,217	112,774
	92,087	74,090
Other assets:
Long-term receivables from independent sales distributors	9,955	9,889
Deferred income taxes	8,075	6,396
Other	3,417	3,162
	21,447	19,447
Total assets	$150,425	$124,521

Liabilities
Current liabilities:
Accounts payable	$6,196	$6,210
Accrued payroll and employee benefits	2,732	4,080
Cash overdraft	3,853	890
Current obligations under capital leases	625	431
Current portion of long-term debt	1,000	-
Other accrued liabilities	4,427	5,343
Total current liabilities	18,833	16,954

Asset retirement obligation	6,954	6,676
Accrued pensions	14,823	16,502
Long-term obligations under capital leases, less current portion	1,087	1,003
Long-term debt, less current portion	53,364	25,697
Other accrued liabilities	2,844	2,888
Postretirement benefits other than pensions	7,460	7,365
Reserve for restructure	1,652	-
Total liabilities	107,017	77,085

Shareholders' equity
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares
Capital in excess of par value of stock	28,742	28,683
Retained earnings	21,639	25,119
Accumulated other comprehensive income	9	634
Treasury stock, at cost	(11,540)	(11,558)
Total shareholders' equity	43,408	47,436

Total liabilities and shareholders' equity	$150,425	$124,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Gross sales	$69,147	$69,103	$210,620	$209,466
Less discounts and allowances	(26,342)	(26,584)	(80,401)	(78,817)
Net sales	42,805	42,519	130,219	130,649

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	28,367	27,457	86,353	82,494
Depreciation	3,484	2,866	9,583	6,909
Selling, general and administrative	11,168	11,745	35,172	37,946
Interest expense	545	467	1,509	907
Other (income) expense, net	1,484	(164)	1,091	(596)
	45,048	42,371	133,708	127,660
Income (loss) before provision for
income taxes	(2,243)	148	(3,489)	2,989

Provision for (benefit from) income taxes	(891)	(62)	(1,253)	960

Net income (loss)	$(1,352)	$210	$(2,236)	$2,029

Average common shares outstanding:
Basic	8,034	8,034	8,034	8,034
Diluted	8,034	8,173	8,034	8,148

Per share of common stock:

Net income (loss):
Basic	$(0.17)	$0.03	$(0.28)	$0.25
Diluted	$(0.17)	$0.03	$(0.28)	$0.25

Cash dividend	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(000’s)

	For the Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007

Cash flows from (used for) operating activities
Net income (loss)	$(2,236)	$2,029
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	9,583	6,909
Amortization	253	239
Asset retirement obligation interest	278	-
Gain (loss) on sale of routes	(7)	57
Reserve for restructure	1,652	-
Defined benefit pension benefit	(282)	(377)
Pension contributions	(1,360)	(500)
Increase deferred taxes	(1,250)	(889)
Post retirement medical	(1,277)	(458)
Other	(1,159)	691
Changes in assets and liabilities:
Increase in receivables	(4,866)	(2,999)
Decrease (increase) in inventories	318	(1,166)
Increase in prepayments and other	(1,450)	(1,685)
(Decrease) increase in accrued taxes	(26)	1,166
Decrease in accounts payable, accrued
payroll and other current liabilities	(2,057)	(865)

Net cash (used for) from operating activities	(3,886)	2,152

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(27,392)	(7,098)
Proceeds from independent sales distributor loan repayments	2,266	2,789
Loans to independent sales distributors	(2,484)	(2,123)
Other	(138)	(242)

Net cash used for investing activities	(27,748)	(6,674)

Cash flows from (used for) financing activities
Dividends paid	(1,244)	(1,237)
Borrowings on long-term debt	98,729	40,768
Net increase (decrease) in notes-payable bank	1,000	(631)
Payment of long-term debt	(69,826)	(34,669)
Net increase in cash overdraft	2,963	391

Net cash from financing activities	31,622	4,622

Net (decrease) increase in cash	(12)	100

Cash, beginning of year	57	12

Cash, end of period	$45	$112

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$610	$940
Income taxes	$84	$5

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

In accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("FAS 144") long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, recorded an obligation of $6.6 million which was the present value of the future obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation, which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  For the thirteen weeks and thirty-nine weeks ended September 27, 2008, the Company recorded $0.1 million and $0.3 million, respectively, in interest associated with the asset retirement obligation.  As of September 27, 2008 and December 29, 2007, the asset retirement obligation totaled $7.0 million and $6.7 million, respectively.

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

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  Effective January 1, 2008, the Company is required to make quarterly contributions under the Pension Protection Act of 2006.  The Company will make three quarterly contributions in 2008.  As of September 27, 2008, the Company had made two of the three required contributions. In 1987, the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

The Company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates from its actuarial consultants.  These estimates and assumptions include discount rate, rate of return on plan assets, mortality and employee turnover.  In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be and have recently been very volatile.  The use of the above estimates and assumptions, including market volatility and the Company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the Company to experience significant changes in its pension expense or income from year to year.  Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

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

The Company has also entered into foreign currency forward contracts to hedge the future purchase of certain assets for its new facilities, which are denominated in Australian Dollars.  These contracts are accounted for as fair value foreign currency hedges in accordance with FAS 133.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the Statement of Operations, with the corresponding asset and liability recorded on the Balance Sheet.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – Basic is based on the weighted average number of common shares outstanding during the period.  Net income per common share – Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended September 27, 2008 and September 29, 2007, 491,804 options to purchase common stock and restricted shares and 339,996 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.  For the thirty-nine weeks ended September 27, 2008 and September 29, 2007, approximately 538,591options to purchase common stock and restricted shares and 367,263 options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.

Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).  Share-based compensation expense, recognized during the current period, is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  The total value of compensation expense for restricted stock is equal to the closing market price of Tasty Baking Company shares on the date of grant.  FAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities,  except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The FASB also issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company is currently assessing the potential impact that adoption of this statement would have on its financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP for the condensed consolidated financial statements contained within this Form 10-Q.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits, but does not require entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Unrealized gains and losses due to changes in their fair value must be recognized in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  Although FAS 159 was adopted December 30, 2007, the Company has not yet elected the fair value option for any items permitted under FAS 159.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because FAS 161 applies only to financial statement disclosures, it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles ("FAS 162").  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS 162 to have a material impact on the consolidated financial statements.

2.  New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for not less than 35,000 square feet of office space. It commences upon the later of substantial completion of the office space or April 2009, and ends coterminous with the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increases to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 27, 2008, the outstanding letter of credit under this arrangement totaled $3.6 million.

In connection with these agreements, the Company provided an additional $0.5 million letter of credit, which increases to $1.9 million by the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of September 27, 2008, the outstanding letter of credit under this arrangement totaled $1.0 million.

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

The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20.0 million at June 30, 2007 would not be relocated to the new facilities or sold as a result of the relocation. The Company accounts for disposal and exit activities in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144. To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in 2010.  As such, in the quarter ended June 30, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.   For the thirteen and thirty-nine week periods ended September 27, 2008, the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million and $3.9 million, respectively.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic and net income per common share-diluted was $0.8 million, $0.10 per share, and $0.10 per share, respectively, for the thirteen weeks ended September 27, 2008 and $2.4 million, $0.30 per share, and $0.30 per share, respectively for the thirty-nine weeks ended September 27, 2008.  For the thirteen and thirty-nine week periods ended September 29, 2007, the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million and $2.0 million, respectively.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic, and net income per common share-diluted was $0.9 million, $0.11 per share, and $0.11 per share, respectively, for the thirteen weeks ended September 29, 2007 and $1.3 million, $0.16 per share and $0.16 per share, respectively, for the thirty-nine weeks ended September 29, 2007.   The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  During the quarter ended September 27, 2008, the Company recorded a reserve of $1.7 million, for estimated future obligations related to postemployment benefits associated with the relocation of its Philadelphia operations. The cost associated with this reserve was recorded in other (income)/expense.

3.  Inventories

Inventories are classified as follows:

	Sep. 27, 2008	Dec. 29, 2007
Finished goods	$2,448	2,852
Work in progress	133	161
Raw materials and supplies	4,820	4,706

	$7,401	$7,719

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $56 and $95 as of September 27, 2008 and December 29, 2007, respectively.

4.  Credit Facilities

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with four banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and as of September 27, 2008 included a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008, which was necessary to eliminate an instance of non-compliance.  As part of this amendment, the interest rates for the fixed asset line of credit and working capital revolver were changed to be indexed to LIBOR plus a credit spread from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility, the MELF Loan 1 and the MELF Loan 2, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  The Company borrowed $5.0 million under the MELF Loan 1 in September 2008.  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants, essentially similar to those in the Bank Credit Facility, as amended in October 2008. Negative covenants include among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of the MELF Loan 2 are the same as the MELF Loan 1.  The Company expects to borrow the $5.0 million under the MELF Loan 2 in the fourth quarter of 2008.

On September 6, 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

The Company used a portion of the proceeds received under the Bank Credit Facility to terminate and repay outstanding indebtedness.  The Company is currently utilizing proceeds from the Bank Credit Facility and MELF Loan 1 to finance the Company's relocation of its Philadelphia manufacturing facility and corporate headquarters to new facilities under construction at the Philadelphia Navy Yard, along with working capital needs. The Company will further utilize the proceeds from MELF Loan 2 and the PIDC Credit Facility, along with proceeds under the Bank Credit Facility for continued funding of its relocation to the Philadelphia Navy Yard.

5.  Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of September 27, 2008, the notional value of the swap was $8.5 million.  As of September 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of September 27, 2008, the Company recorded an asset of $0.3 million.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  As of September 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of September 27, 2008, the Company recorded an asset of $0.1 million.

During the third quarter of 2007, the Company entered into commitments to acquire assets denominated in a foreign currency.  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010.  As of September 27, 2008, the notional principle of outstanding foreign currency forward contracts was $5.3 million Australian Dollar ($4.3 million USD).  As of September 27, 2008, the change in fair value of both the commitment and the forward currency contracts was $0.1 million.

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at September 27, 2008:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of Sep. 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$370	$—	$370	$—
Foreign currency hedges	107	—	107	—
Total financial instruments owned	$477	$—	$477	$—

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

Effective February 15, 2007, benefit accruals under the Director Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the Director Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit deferred stock units to the director’s account equivalent in value to $4 on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

The components of the DB Plan, DB SERP, and DB Director Plan’s costs / (benefits) are summarized as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/27/08	9/29/07	9/27/08	9/29/07
Service cost-benefits earned during the quarter	$-	$-	$-	$10
Interest cost on projected benefit obligation	1,252	1,247	3,757	3,735
Expected return on plan assets	(1,268)	(1,302)	(3,804)	(3,906)
Prior service cost amortization	(4)	(4)	(12)	(13)
Actuarial loss recognition	16	16	48	49

Net DB pension amount credited to income	$(4)	$(43)	$(11)	$(125)

Under the Pension Protection Act of 2006, the Company made a $0.7 million and $1.4 million cash contribution to the previously frozen DB Plan for the thirteen weeks and thirty-nine weeks ended September 27, 2008, respectively.  There is a minimum required cash contribution to the DB Plan in fiscal 2008 of $2.0 million.  The Company made a $0.5 million voluntary cash contribution in July 2007.

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amounts charged to income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/27/08	9/29/07	9/27/08	9/29/07
Funded retirement plan	$419	$465	$1,223	$1,445
Defined contribution SERP	97	90	290	270

Net DC pension amount charged to income	$516	$555	$1,513	$1,715

9. Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain unfunded health care and life insurance programs for substantially all retired employees, or other postretirement benefits.  These benefits are provided through contracts with insurance companies and health service providers.    Coverage is maintained for all pre-65 retirees and for certain post-65 retirees who have qualifying dependents that are pre-65.  Life insurance for incumbent retirees, as of January 1, 2006, at company group rates is capped at $20 of coverage.  Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age-based rates for their life insurance benefit.

Components of net periodic postretirement benefit cost / (benefit) are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/27/08	9/29/07	9/27/08	9/29/07
Service cost	$91	$67	$272	$201
Interest cost	115	92	347	277
Amortization of unrecognized prior service cost	(458)	(457)	(1,373)	(1,373)
Amortization of unrecognized gain	-	(29)	-	(87)

Total FAS 106 net postretirement benefit	$(252)	$(327)	$(754)	$(982)

Estimated company contributions for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were $524 and $453, respectively.

10.  Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Board on March 24, 2006.  The aggregate number of shares available for grant under the Plan is 220,600 shares of the Company’s common stock as of September 27, 2008.

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

The Company also has active 2003 and 1997 Long-Term Incentive Plans (the “2003 Plan” and “1997 Plan,” respectively).  The aggregate number of shares available for grant under the 2003 Plan is 50,466 and under the 1997 Plan is 143,891 as of September 27, 2008.  The terms and conditions of the 2003 and 1997 plans are generally the same as the 2006 Plan.  A notable difference is that the 1997 Plan can award shares only to employees of the Company while the 2003 Plan can only award shares to employees and directors of the Company. The Company also has options outstanding under the 1994 Long-Term Incentive Plan, the terms and conditions of which are similar to the 1997 Plan.

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

A summary of stock options as of September 27, 2008 is presented below:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Shares (000’s)	Exercise Price	Remaining Contractual Term	Value (000s)

Outstanding at Dec. 29, 2007	439	$10.44
Granted	-	-
Forfeited	-
Exercised	-	-

Outstanding at Mar. 29, 2008	439	$10.44	4.67	$1,055
Granted	-	-
Forfeited	(2)	8.64
Exercised	-	-

Outstanding at Jun. 28, 2008	437	$10.45	4.44	$1,051
Granted	-	-
Forfeited	(68)	10.32
Exercised	-	-

Outstanding at Sep. 28, 2008	369	10.48	4.11	$892

Options exercisable at Mar. 29, 2008	439	$10.44	4.67	$1,055
Options exercisable at Jun. 28, 2008	437	10.45	4.44	1,051
Options exercisable at Sep. 27, 2008	369	10.48	4.11	892

As of September 27, 2008, there was no unrecognized compensation related to nonvested stock options, as all options are fully vested.  For the thirty-nine weeks ended September 27, 2008, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the thirty-nine weeks ended September 27, 2008 or September 29, 2007.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of September 27, 2008 is presented below:

	Shares (000’s)	Weighted Average Fair Value

Nonvested at Dec. 29, 2007	230	$7.88
Granted	100	6.76
Forfeited	(55)	7.65
Exercised	-	-

Nonvested at Sep. 27, 2008	275	$7.52

As of September 27, 2008, there was $1.2 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.03 years.

11.  Income Taxes

The Company’s effective tax rate was 39.7 percent and (42.2) percent for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and 35.9 percent and 32.1 percent for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.  For the thirteen and thirty-nine weeks ended September 27, 2008, the Company recorded $0.1 million and $0.2 million, respectively, in non-recurring discrete income items related to charitable contribution carryforwards.  For the thirteen and thirty-nine weeks ended September 29, 2007, the Company recorded $0.1 million in non-recurring discrete income items related to changes in cumulative temporary timing differences. The Company’s effective tax rate can differ from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.

12. Accumulated Other Comprehensive Income / (Loss)

Total accumulated other comprehensive income, net of taxes, is comprised as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/27/08	9/29/07	9/27/08	9/29/07
Net income / (loss)	$(1,352)	$210	$(2,236)	$2,029
Other comprehensive income / (loss)
Pension plan	7	16	(43)	31
Other postretirement benefits	(256)	(584)	(805)	(1,130)
Change in unrealized gain / (loss)
on derivative instruments	(214)	(34)	222	(65)

Total other comprehensive income / (loss)	(463)	(602)	(626)	(1,164)

Total comprehensive income / (loss)	$(1,815)	$(392)	$(2,862)	$865

The following table summarizes the components of accumulated other comprehensive income / (loss), net of tax:

	Sep. 27,	Dec. 29,
	2008	2007
Pension plan	$(2,924)	$(2,881)
Unrealized gain on derivative instruments	222	-
Other postretirement benefits	2,711	3,515

Total accumulated other comprehensive income	$9	$634

13. Facility Fire

In September 2008, the Company had a fire at its Philadelphia bakery facility, which damaged certain of its bakery equipment.  As a result of the fire the Company incurred approximately $1.1 million in total losses, including $0.2 million in losses related to the interruption of the Company’s normal operations.  As of September 27, 2008 normal operations were restored and the Company had recorded a receivable of $1.0 million, net of the deductible under the Company’s insurance policies.  For the thirteen and thirty-nine weeks ended September 27, 2008, losses related to the fire and the benefit associated with expected insurance recoveries were recorded in cost of sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation
(000’s, except share, per share and square footage amounts, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended September 27, 2008 and September 29, 2007

Overview

Net loss for the third quarter of 2008 was $1.4 million or $0.17 per fully-diluted share.  This net loss included $0.8 million or $0.10 per fully-diluted share of after-tax accelerated depreciation resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007, as well as $1.0 million or $0.13 per fully diluted share of after-tax severance costs related to the Company’s planned move to a new bakery beginning at the end of 2009.  Net income for the third quarter of 2007 was $0.2 million or $0.03 per fully-diluted share, which included $0.9 million, or $0.11 per fully diluted share of after-tax accelerated depreciation.

Sales

Total gross sales and net sales increased 0.1% and 0.7%, respectively, in the third quarter of 2008 compared to the same period in 2007, driven primarily by strength in Route sales, which benefited from continued growth in Single Serve product sales, combined with the impact of increased selling prices for both Family Pack and Single Serve products. Route net sales grew 1.3% in the third quarter of 2008 compared to the same period in 2007. Non-Route net sales declined 1.2% in the third quarter of 2008 compared to the same period a year ago due to planned product rationalization in the direct sales channel.

Cost of Sales

Cost of sales for the third quarter of 2008 increased 3.3% versus the third quarter of 2007, on a unit volume decline of 4.2%.  This was primarily driven by a $2.3 million increase in ingredient and packaging costs, which was partially offset by $1.1 million in net benefit from increased product selling prices. Fixed manufacturing expenses decreased 6.6% in the third quarter of 2008 versus the third quarter of 2007.  This decrease was driven primarily by lower employee related expenses when compared to the same period a year ago.  In the third quarter of 2008, the Company had a fire at its Philadelphia bakery operations, which damaged certain of its bakery equipment.  As a result of the fire the Company incurred approximately $1.1 million in total losses, including $0.2 million in losses related to the interruption of the Company’s normal operations.  As of September 27, 2008, normal operations were restored and the Company had recorded a receivable of $1.0 million, net of the deductible under the Company’s insurance policies.  For the thirteen weeks ended September 27, 2008, losses related to the fire and the benefit associated with the expected insurance recoveries were recorded in cost of sales.

Gross Margin

Gross margin decreased 3.1 percentage points to 25.6% of net sales for the thirteen weeks ended September 27, 2008 as compared to the same period in 2007.  The decline in gross margin was primarily attributable to the $2.3 million increase in ingredient and packaging costs and a $0.6 million increase in depreciation expense when compared to the same period in 2007.  Offsetting much of this expense were the net benefits from increased product selling prices and lower fixed manufacturing costs in the third quarter of 2008 when compared to the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $0.6 million in the third quarter of 2008 to 26.1% of net sales, compared to 27.6% of net sales in the third quarter of 2007.  The decrease was driven by lower compensation and other employee related costs.

Interest

Interest expense remained relatively constant at $0.5 million in the third quarter of 2008 as compared to the third quarter of 2007.  The Company is exposed to market risk relative to its interest expense as certain of  its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) / Expense

Other expense, net, increased by $1.6 million in the thirteen weeks ended September 27, 2008 as compared to the thirteen weeks ended September 29, 2007, primarily due to the $1.7 million in severance costs related to the Company’s planned move to a new bakery beginning at the end of 2009.

Taxes

The effective income tax rate for state and federal taxes was 39.7% and (42.2%) for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.  For the thirteen weeks ended September 27, 2008, the Company recorded $0.1 million in non-recurring discrete income items related to charitable contribution carryforwards. For the thirteen weeks ended September 29, 2007, the Company recorded $0.1 million in non-recurring discrete income items related to changes in the cumulative temporary timing differences.

For the Thirty-nine Weeks ended September 27, 2008 and September 29, 2007

Overview

Net loss for the thirty-nine weeks ended September 27, 2008, was $2.2 million or $0.28 per fully-diluted share.  This net loss included $2.4 million or $0.30 per fully-diluted share of after-tax accelerated depreciation resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007, as well as $1.0 million or $0.13 per fully-diluted share of after-tax severance costs related to the Company’s planned move to a new bakery beginning at the end of 2009.  Net income for the thirty-nine weeks ended September 29, 2007 was $2.0 million or $0.25 per fully-diluted share, which included $1.3 million, or $0.16 per fully diluted share of after-tax accelerated depreciation.

Sales

Gross sales increased 0.6% in the thirty-nine weeks ended September 27, 2008 compared to the same period in 2007, driven by 2.5% growth in Route gross sales.  Route gross sales benefited from product price increases for both Family Pack and Single Serve products as well as from continued growth in Single Serve volumes. Total net sales declined 0.3% in the thirty-nine weeks ended September 27, 2008 compared to the same period last year. Route net sales increased 0.2% in the thirty-nine weeks ended September 27, 2008 compared to the same period last year. Route net sales grew at a lower rate than gross sales due to an increased level of product returns and promotional expense when compared to the same period last year. Non-Route net sales declined 2.0% in the thirty-nine weeks ended September 27, 2008 compared to the same period in the prior year due to fewer promotional events and planned product rationalization in the direct sales channel.

Cost of Sales

Cost of sales for the thirty-nine weeks ended September 27, 2008 increased 4.7% versus the comparable period in 2007, on a unit volume decline of 4.0%.  The increase in cost of sales primarily resulted from a $6.8 million increase in ingredient and packaging costs, which was partially offset by the net benefits of higher product selling prices and the benefits of improved operating efficiency at the Company’s manufacturing facilities.  In the third quarter of 2008, the Company had a fire at its Philadelphia bakery operations, which damaged certain of its bakery equipment.  As a result of the fire the Company incurred approximately $1.1 million in total losses, including $0.2 million in losses related to the interruption of the Company’s normal operations.  As of September 27, 2008, normal operations were restored and the Company had recorded a receivable of $1.0 million, net of the deductible under the Company’s insurance policies.  For the thirty-nine weeks ended September 27, 2008, losses related to the fire and the benefit associated with the expected insurance recoveries were recorded in cost of sales.

Gross Margin

Gross margin decreased 5.3 percentage points to 26.3% during the first thirty-nine weeks ended September 27, 2008 compared to the same period of 2007.  This decline was primarily attributed to the $6.8 million increase in ingredient and packaging costs and a $2.7 million increase in depreciation expenses when compared to the same period in 2007.  Partially offsetting these declines were the benefits from product price increases and continued cost containment efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2008 decreased to 27.0% of net sales, compared to 29.0% of net sales in the first thirty-nine weeks of fiscal 2007.  This decrease was primarily due to reductions in employee related expenses, as well as lower marketing costs resulting from a shift in timing of advertising spending as compared to a year ago.  Partially offsetting this was an increase in transportation and freight costs resulting from the increased cost of fuel.

Interest

Interest expense increased $0.6 million to $1.5 million in the thirty-nine weeks ended September 27, 2008 from $0.9 million in the same period in 2007.  The increase was primarily due to higher deferred financing fee amortization related to the Company’s new debt facilities as well as higher debt levels resulting from investments in equipment for the Company’s new manufacturing and distribution facility.

Other (Income) / Expense

For the thirty-nine weeks ended September 27, 2008, the Company had other expense, net, of $1.1 million as compared to other income, net, of $0.6 million for the thirty-nine weeks ended September 29, 2007.  The increase in other expense, net, was primarily due to $1.7 million in severance costs related to the Company’s planned move to a new bakery beginning at the end of 2009.

Taxes

The effective income tax rate for state and federal taxes was 35.9% and 32.1% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.  For the thirty-nine weeks ended September 27, 2008, the Company recorded $0.2 million in non-recurring discrete income items related to charitable contribution carryforwards. For the thirty-nine weeks ended September 29, 2007, the Company recorded $0.1 million in non-recurring discrete income items related to changes in the cumulative temporary timing differences.

Liquidity and Capital Resources

Current assets at September 27, 2008 were $36,891 compared to $30,984 at December 29, 2007, and current liabilities at September 27, 2008 were $18,833 compared to $16,954 at December 29, 2007.   The increase in current assets was driven by an increase in receivables of $4.9 million, due in part to higher sales at the end of the third quarter as well as the $1.0 million receivable related to the fire claim.  The $1.9 million increase in current liabilities was primarily due to an increase in cash overdraft of $3.0 million due to the timing of disbursements, which was partially offset by a $1.3 million decrease in accrued employee related costs.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be completed by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.

As part of this initiative, the Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  The bakery lease agreement provides for no principal or interest payments in the first year of occupancy and then requires equal monthly payments of principal and interest aggregating to $1.2 million annually over the remainder of the term.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  The bakery lease agreement provides for not less than 35,000 square feet of office space and commences upon the later of substantial completion of the office space or April 2009, and which ends coterminous with the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increases to $8.1 million by the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 27, 2008, the outstanding letter of credit under this arrangement totaled $3.6 million.

In connection with these agreements, the Company provided an additional $0.5 million letter of credit, which will increase to $1.9 million by the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of September 27, 2008, the outstanding letter of credit under this arrangement totaled $1.0 million.

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

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  The Company maintains a Bank Credit Facility, a PIDC Credit Facility, a MELF Loan 1 and a MELF Loan 2, as defined below, and utilizes certain capital and operating leases.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with four banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and included, as of September 27, 2008, a spread above that index from 75 to 275 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan is at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirements as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008, which was necessary to eliminate an instance of non-compliance.  As part of this amendment, the interest rates for the fixed asset line of credit and working capital revolver were changed to be indexed to LIBOR plus a credit spread from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company's assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility, the MELF Loan 1 and the MELF Loan 2, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  The Company borrowed $5.0 million under MELF Loan 1 in September 2008.  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are the same as MELF Loan 1.  The Company expects to borrow the $5.0 million under MELF Loan 2 in the fourth quarter of 2008.

On September 6, 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of September 27, 2008, the notional value of the swap was $8.5 million. As of September 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of September 27, 2008, the Company recorded an asset of $0.3 million. In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 75 basis points to 275 basis points and was equal to 225 basis points as of September 27, 2008.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of September 27, 2008, the Company recorded an asset of $0.1 million.

Net cash used for investing activities for the thirty-nine weeks ended September 27, 2008 was $27,748, comprised primarily of $27,392 for capital expenditures related to the Company’s new manufacturing facility.

Net cash from financing activities for the thirty-nine weeks ended September 27, 2008 totaled $31,622 driven by increased borrowings of long-term debt of $28,903 primarily related to the Company’s new manufacturing facility.

The Company anticipates that the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, MELF Loan 1 and MELF Loan 2 will be sufficient to meet operating and financing requirements.  The Company anticipates total capital expenditures of approximately $32.0 million for fiscal 2008, $26.0 million of which are expenditures associated with the Company’s new manufacturing facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2007 are the significant accounting policies of the Company which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the third quarter of 2008 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 27, 2008.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended September 27, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 5. Other Information

By the Third Amendment to Credit Agreement dated October 29, 2008 the Company amended certain provisions of its Bank Credit Facility, including changes to the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008, the minimum EBITDA requirement as of December 27, 2008, and the applicable borrowing rate spread. The full text of the agreement is included herein as Exhibit 10(b) under Item 6.

On October 31, 2008, the Company received $5.0 million of funding under a Machinery and Equipment Loan Fund ("MELF") Agreement with The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development, dated September 9, 2008. This MELF funding secured by (i) a first lien on certain equipment acquired with amounts advanced under the MELF Agreement, and (ii) a second lien on certain other equipment acquired with amounts advanced under the MELF Agreement. The MELF loan requires repayment over a ten year term with interest only during the first two years. Amounts advanced under the MELF Agreement will bear interest until repaid at a fixed rate of 5.0% per annum.

The MELF Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Company's Bank Credit Facility and PIDC Credit Facility. The MELF Agreement also contains customary events as default. Upon the occurence and during the continuance of any event of default, MELF may declare the outstanding loans and all other obligations under the MELF Agreement immediately due and payable.

The description of the MELF Agreement contained herein is qualified in its entirety by reference to the MELF Agreement, a copy of which is filed herewith as Exhibit 10(c) and is incorporated herein by reference.

Item 6.  Exhibits

(a) Exhibits:

Exhibit 10 (a)	–
Second Amendment, effective as of July 16, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the thirteen weeks ended June 28, 2008.

Exhibit 10 (b)	–
Third Amendment, effective as of October 29, 2008, to Credit Agreement, dated as of  September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

Exhibit 10 (c)		Machinery and Equipment Loan Fund Loan Agreement, dated as of September 9, 2008, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development.

Exhibit 31 (a)	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

November 4, 2008	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)