Form 10-K
period 2008-12-27
TASTY BAKING CO
filed 2009-03-12
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 27, 2008 (52 weeks)

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☒

The aggregate market value of common stock held by non-affiliates as of June 27, 2008, is $43,510,956 (computed by reference to the closing price on the NASDAQ Global Market on June 27, 2008).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 2009.

Class	Outstanding
Common Stock, par value $.50	8,551,146 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 11, 2009, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1._____Business

The Company was incorporated in Pennsylvania in 1914 and maintains its principal offices and manufacturing facility in Philadelphia, Pennsylvania.  The Company manufactures, co-packages and sells a variety of premium single portion cakes, pies, donuts, snack bars, pretzels, and brownies under the well-established trademark, TASTYKAKE®.  These products are comprised of approximately 100 varieties.  The availability of some products, especially the holiday-themed offerings, varies according to the season.  The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.50 to $1.49 per package and family convenience packages at $3.99. The individual pies include various fruit and cream-filled varieties and, at certain times of the year, additional seasonal varieties.  The best known products with the widest sales acceptance are sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®.  The Company produces a line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables® which are sold at retail prices ranging from $0.75 for single serve to $4.19 for family convenience packages.

In May 2007, the Company announced that, as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center which is currently under construction located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is proceeding on schedule and in accordance with budget and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is proceeding on schedule and the lease is expected to commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.

Tasty Baking Oxford, Inc., a wholly-owned subsidiary of the Company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE®.  Oxford also manufactures several products, which are distributed under private labels.

The Company’s products are sold principally by independent sales distributors through distribution routes to approximately 15,500 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which make up the Company's primary target market.  This method of distribution for direct store deliveries via independent sales distributors has been used since 1986.  The Company sells products to approximately 418 independent sales distributors and maintains 47 Company operated routes that service route sales areas.  The Company also distributes its products through distributorships and major grocery chains which have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico via third party distributorships.  The Company has formed alliances with third party distributors in New York, Florida, Virginia, Georgia, the Carolinas and New England that can warehouse and distribute the Company’s product lines most effectively in both fresh and frozen forms.  The Company also distributes its products through the www.tastykake.com program, whereby consumers can call a toll-free number or visit the Company’s website to order a variety of Tastykake gift packs for delivery to homes and businesses.

For 2008, the Company’s top 20 customers represented 59.0% of its net sales and its largest customer, Wal-Mart represented approximately 19.7% of its net sales.  This relationship has been reasonably consistent over the prior two years.  If any of the top twenty customers change their buying patterns with the Company, the Company’s sales and profits could be adversely affected.

The Company is engaged in a highly competitive business, specializing in premium snack cakes and pies.  Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets.  The Company is able to maintain a strong competitive position in many areas within its primary target market through the quality of its products and brand name recognition.  In these areas, the Company has a strong market share. The Company conducts its marketing programs that untilize radio and television advertising, outdoor billboard campaigns, newspaper free standing inserts, consumer coupons and public relations.

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

The Company’s principal competitor in the premium snack cake market is Bimbo USA, which competes on price, product quality and brand name recognition in the multi-serve and single-serve baked goods market under the brand name of Entenmann’s.  Another competitor is Interstate Bakeries Corporation (“Interstate”) which owns three major brands in this category – Hostess, Dolly Madison and Drakes.  Interstate is a large publicly held corporation that has achieved national recognition of its Hostess brand name through extensive advertising.  Interstate filed for Chapter 11 Bankruptcy protection in 2004 and after four and a half years, emerged from bankruptcy on February 3, 2009.   McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie, primarily selling lower priced snack cakes.  Little Debbie holds the largest share of the snack cake market in the United States.  Local independent bakers also compete in a number of regional markets.  In addition, there are national food companies that are expanding their snack product offerings in the Company’s category. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the Company for a portion of the overall snack market.

The Company is dependent upon sweeteners, eggs, oils and flour for its ingredients. The prices paid for raw materials generally reflect external factors such as weather conditions, commodity market fluctuations, value of the U.S. dollar against other currencies and the effects of governmental agricultural programs.  The market prices for sweeteners were volatile during 2008; however, the Company had entered into a fixed price arrangement for sweeteners that covered the majority of the Company’s needs for 2008.  Eggs, which the Company purchases in the spot market, experienced significant price increases during most of 2008, but started to decline at the end of 2008.  Oils and flour pricing, which were under significant upward price pressure in the first three quarters of 2008, also began to decline and stabilized in the fourth quarter.

The Company’s policies with respect to working capital items are not unique.  Finished goods inventory is generally maintained at levels sufficient for one to two weeks of sales while packaging and ingredient inventory levels are generally maintained to support eight weeks of sales, depending on product seasonality.  Changes in suppliers and new product launches are two reasons why inventory levels may change but these changes are normally short-term in nature.  The ratio of current assets to current liabilities is generally maintained at a level between 1.5 and 1.9 to 1 and was at 1.5 to 1 at December 27, 2008.

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

The Company engages in continuous research and development activities at its Philadelphia location related to new products as well as to the improvement and maintenance of existing products.  These initiatives are designed to drive top-line growth and improve the Company’s cost position.  In the past two years, these expenditures have not been material.

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

As of March 1, 2009, the Company employed approximately 883 persons, including 113 part-time employees, and approximately 56 maintenance employees that are covered by a labor agreement that was ratified in June of 2006 and expires in May 2009.  In addition, as of March 1, 2009 the Company also retained the services of approximately 109 contract staff at its Philadelphia operations.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge through the Company’s website the same day as they are made available on the Securities and Exchange Commission’s (“SEC”) website.  These reports are available by going to the Company’s website at www.tastykake.com, under the “Investors, Annual Reports, SEC Filings-SEC website” captions.  See the first paragraph of Item 7 below regarding the use of forward-looking statements contained herein.

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

Item 1A._____Risk Factors

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

Change in Top Customers’ Buying Patterns May Adversely Affect Our Sales and Profits

Our top twenty customers represented 59.0% of our 2008 net sales and 57.7% of our 2007 net sales.  Our largest customer Wal-Mart represented approximately 19.7% of our net sales in 2008 and 18.4% of our net sales in 2007.  If any of the top twenty customers change their buying patterns with us, our sales and profits could be adversely affected.

Increased Commodity Prices May Impact Profitability

We are dependent upon sweeteners, eggs, oils, and flour for our ingredients. Many commodity prices have been volatile in the recent past.  Further increases in commodity prices could have an adverse impact on our profitability.

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

Our Brand Recognition May Not Extend Beyond Our Core Market

Historically, route sales by independent sales distributors have accounted for the largest part of our revenues.  Prior to 2003, as we expanded outside of our core route market, the percentage of volume began to shift toward more non-route business, causing some erosion of our gross margin.  We continue to evaluate existing and new business possibilities outside the core market utilizing third party distributors. We also sell products through distributorships and major grocery chains that have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico.  If we are unable to further develop brand recognition in the expanded markets, sales and profitability could be adversely affected.

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

Product Recall or Safety Concerns May Adversely Affect Our Financial and Operational Results

We may recall certain of our products should they be mislabeled, contaminated or damaged or if there is a perceived safety issue.  A perceived safety issue, product recall or an adverse result in any related litigation could have a material adverse effect on our operations, financial condition and financial results.

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

Indebtedness incurred in Connection with our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

On May 9, 2007, we announced that we had entered into agreements to relocate our Philadelphia operations.  Higher levels of indebtedness associated with this initiative could increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate; and require that we use a larger portion of our cash flow to pay principal and interest, thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.

The Inability to Successfully Implement our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

We are dependent upon third parties to construct the new facility and to deliver high-tech, modern baking equipment. Unanticipated delays in the completion of the facility or delivery of new equipment could substantially increase the costs and ultimately the indebtedness associated with the initiative.  Unexpected increases in equipment or installation costs could also substantially increase the indebtedness associated with the initiative.  Unfavorable deviations from expected equipment performance or unforeseen difficulties associated with transitioning to a new facility could significantly increase the costs of future production.  Such unanticipated delays, cost increases or unfavorable deviations in equipment performance could also restrict the Company’s ability to increase revenues and profitability, and have an adverse impact on our financial condition and results of operations.

A Change in Interest Rates May Adversely Affect Our Financial and Operational Results

Increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables.  A decrease in interest rates used to set the pension discount rate could increase pension liability and adversely impact the relationship of our unrecognized gain or loss to the pension corridor.  A sensitivity analysis on the impact of this relationship is included under Note 11 of the consolidated financial statements, included in Item 8 below.

Terms of Indebtedness Impose Significant Restrictions on Our Business

Our bank credit facility, PIDC Local Development Corporation credit facility and the Machinery and Equipment Loan Fund loans with the Commonwealth of Pennsylvania (the “Agreements”) contain various covenants that limit our ability to, among other things, incur or become liable for additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends over a specified amount; make investments; enter into transactions with affiliates; and enter into new businesses.

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

Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results

Accounting for pension expense requires the use of estimates and assumptions including discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover, all of which affect the amount of expense recognized by us.  In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be volatile.  The use of the above assumptions, market volatility and our election in 1987 to recognize all pension gains and losses in excess of our pension corridor in the current year, may cause us to experience significant changes in our pension expense from year to year, which could adversely affect our operating results.  Most other public companies elected an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time.

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

Current Economic and Market Conditions Could Adversely Affect Our Financial and Operational Results

Our business may be adversely affected by changes in economic and business conditions nationally and particularly within our core market.  In addition, the business strategies implemented by management to meet these business conditions and other market challenges may have a significant impact upon our future financial condition and results of operations. During the second half of 2008 and into the first quarter of 2009, the U.S. economy has experienced a significant downturn that has resulted in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies.  This may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations.  In addition, this economic crisis has had a material and direct impact on financial institutions resulting in limited access to capital, which may impact our ability to borrow funds to support operations or other liquidity needs under our credit facility or otherwise borrow or raise capital.  Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by the economic downturn.

Item 1B._____Unresolved Staff Comments

None.

Item 2._____Properties

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

In addition, the Company leases various other properties used principally as local pick-up and sales distribution points.  In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center which is currently under construction, located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is proceeding on schedule and in accordance with budget and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  This facility is expected to replace the Company’s current manufacturing facility located at 2801 Hunting Park Avenue, Philadelphia, and also accommodate the Company’s current distribution operations taking place at 3413 Fox Street, Philadelphia.

The Company also entered into an agreement to relocate its corporate headquarters, currently located at 3413 Fox Street, Philadelphia, PA, to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space and is expected to commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.

Item 3._____Legal Proceedings

The Company is involved in certain legal and regulatory actions from time to time which arise in the ordinary course of the Company's business.  The Company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, if one or more of such matters were determined adversely to the Company, the ultimate liability arising therefrom is not expected to be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.

Item 4._____Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5._____Market for the Company's Common Equity and Related Shareholder Matters

Summarized quarterly market prices per share for the Company’s common stock for 2008 and 2007 are as follows:

	First	Second	Third	Fourth	Year
2008
Market prices:
High	9.20	6.57	5.89	4.98	9.20
Low	5.23	5.27	3.21	2.75	2.75
Cash Dividends	.05	.05	.05	.05	.20

2007
Market prices:
High	9.39	10.56	11.51	10.22	11.51
Low	8.06	8.05	9.59	8.02	8.02
Cash Dividends	.05	.05	.05	.05	.20

Each quarter consisted of 13 weeks.  The market prices of the Company’s common stock reflect the high and low sales price by quarter as traded on the NASDAQ Global Market (formerly the NASDAQ National Market).  The approximate number of holders of record of the Company’s common stock (par value $ 0.50 per share) as of February 18, 2009, was 2,184.

Dividends

The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors (“Board”).  The Board bases its decisions regarding dividends on, among other things, general business conditions, the Company’s financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.  Under the terms of the Company’s credit agreement with its banks, the Company may pay cash dividends to its shareholders in an aggregate amount not to exceed $1.8 million in any one fiscal year.

Item 6._____Selected Financial Data

Not Applicable.

Item 7._____Management's Discussion and Analysis of Financial Condition and Results of Operations
All disclosures are pre-tax, unless otherwise noted.

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

Since the Company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. The average monthly amount of discounts and allowances was approximately $8.9 million in 2008.  Historically, actual discounts and allowances have not varied significantly from estimates.  Total discounts and allowances were 38.1% of gross sales in 2008.  This percentage is consistent with prior years and is a significant percentage of gross sales since all price discounts given to both independent sales distributors and third-party distributors are reflected as reductions to gross sales.

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

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover.  A sensitivity analysis for pensions is included in Note 11 and a sensitivity analysis for postretirement benefits other than pensions is included in Note 13 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.  The Company utilized the services of licensed independent actuaries to perform these required calculations to determine liability and expense in accordance with the accounting principles generally accepted in the United States of America.  In addition, the Company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur.  For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time.  Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate.  The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income.  Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the Company to have pension expense or income within its allowable pension corridor.  Actual results may differ from the Company’s assumptions and may impact the liability and expense amounts reported for pensions and postretirement benefits.  During 2008, overall pension asset returns were well below the 8.0% assumption.  In addition, the discount rate increased from 6.25% at the end of 2007 to 6.45% at the end of 2008.  Further, the other postretirement benefits (“OPEB”) discount rate increased from 6.20% at the end of 2007 to 6.60% at the end of 2008.  In 2008, pension losses exceeded the pension corridor and the Company recorded $12.6 million in additional pension expense during the fourth quarter.  During 2007, there was no gain or loss in excess of the pension corridor.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20,000.  As a result of these benefit changes, the projected benefit obligation was re-measured and in January 2006 the Company recognized a reduction in its OPEB liability of approximately $5.4 million that is amortized over future periods.  In 2008, the Company recognized the amortization of this liability in a reduction of pre-tax OPEB of $1.1 million.

In December of 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company has set the benefits’ cessation date as December 1, 2009.  This plan amendment and curtailment resulted in the Company recording $7.8 million in income in the fourth quarter 2008, which is reflected in the Company’s income from operations and has been recorded in compliance with FAS 87 Employers’ Accounting for Pensions, FAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS 106 Employers’ Accounting for Postretirement Benefits Other than Pensions.

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

The Company has recorded a deferred income tax asset for the benefit of federal and state income tax loss carryforwards (“NOLs”).  These carryforwards expire in varying amounts between 2011 and 2028.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.  However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not achieved.

Results of Operations
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the Company’s consolidated statements of operations:

	52 Weeks Ended	52 Weeks Ended
	Dec. 27, 2008	Dec. 29, 2007
Gross sales	100.0%	100.0%
Discounts and allowances	38.1	37.6
Net sales	61.9	62.4
Costs, expenses and other
Cost of sales	42.4	39.8
Depreciation	4.6	3.6
Selling, general & administrative expenses	17.6	17.7
Other expense (income), net	.3	(.3)
Interest expense	.7	.5
Income (loss) before provision for income taxes	(3.7)	1.0
Provision for income taxes	(1.3)	.3
Net income (loss)	(2.4)	.8

Overview

Net loss for the fiscal year ended December 27, 2008 was $6.8 million or $0.85 per fully-diluted share.  Net loss for 2008 includes, on an after-tax basis, $3.2 million of incremental depreciation expense resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007, $7.8 million of additional pension expense related to pension losses in excess of the pension corridor, $1.1 million in severance costs primarily related to the Company’s planned move to a new bakery beginning at the end of 2009 and $4.8 million of income related to the termination of the Company’s retiree medical benefit plan.  In the aggregate, these items negatively impacted fully diluted earnings per share by $0.92 in fiscal 2008.  Net income for the fiscal year ended December 29, 2007 was $2.1 million or $0.26 per fully-diluted share.  Net income for 2007 included $2.1 million or $0.26 per common share, of incremental depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.

Sales

Total gross sales increased 3.3% on a volume decrease of 1.1% in 2008 as compared to 2007.  During fiscal 2008, Route and Non-route gross sales grew by 3.6% and 2.4%, respectively, as compared to fiscal 2007.  The increase in Route sales was primarily driven by strong Single Serve product sales and an increase in selling price as compared to 2007.  The growth in Non-route sales was driven by increased product distribution and greater promotional activity in the direct sales channel combined with growth in the vending and third-party distributor market.  Net sales increased by 2.4% in 2008 as compared to 2007, which lagged gross sales growth due to higher product returns and promotional expense in the Route markets.  During fiscal 2008, Route net sales increased 1.6% and Non-Route net sales increased 5.0% compared to the prior year.

Cost of Sales

Cost of sales, excluding depreciation, increased $10.8 million in fiscal 2008 as compared to fiscal 2007.  The increase in cost of sales resulted from a 10.1% increase in variable manufacturing expenses. The principal driver of the increase in variable manufacturing expenses was an $8.6 million increase in certain key ingredient and packaging costs, including eggs, grains and oils, which was only partially offset by the impact of reduced sales volumes.  The increase in cost of sales in 2008 was also due to a $3.1 million increase in fixed manufacturing costs.  The increase in fixed manufacturing costs was attributable to $2.9 million in net cost associated with the Company’s pension corridor and other post-retirement benefit plan termination, combined with $1.4 million in benefit recorded in 2007 related to changes in the Company’s vacation benefit plans which did not recur in 2008.  These increases were partially offset by lower compensation and other employee related costs, including a $0.4 million reduction in incentive compensation.

During 2008, the Company recorded approximately $12.6 million in pension costs resulting from the fact that losses in the Company’s defined benefit pension plan exceeded its pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.  Approximately $7.6 million or 60% of the additional pension expense was recorded in fixed manufacturing costs, with the remainder or $5.0 million recorded as a component of selling, general and administrative expenses.  During 2008, the Company terminated its pre-65 retiree medical insurance plan, which offered medical insurance to retirees at subsidized rates.  As a result of this plan termination, the Company recorded $7.8 million in income in fiscal 2008. Approximately $4.7 million or 60% of this benefit was recorded in fixed manufacturing costs, with the remainder or $3.1 million recorded as a component of selling, general and administrative expenses.

Depreciation

Depreciation expense increased $3.0 million to $12.9 million in fiscal 2008 from $9.9 million in fiscal 2007.   The increase was primarily due to the full year impact of the change in the useful lives of certain assets at the Philadelphia operation which will not be relocated to the new facility, combined with higher depreciation resulting from investments in property and equipment related to the Company’s planned move to the new facility.  The Company expects incremental depreciation resulting from the change in useful lives to remain at approximately $5.2 million annually through June 2010, when the new facility is expected to be fully operational.

Gross Margin

For fiscal 2008, gross margin declined 6.3 percentage points to 24.1% of net sales from 30.4% of net sales in fiscal 2007. The gross margin decline was primarily driven by increased ingredient and packaging costs, the net effect of the pension corridor expense and the benefit associated with the change in the Company’s retiree medical benefit plan, and higher depreciation expense, which accounted for 4.9 percentage points, 1.7 percentage points and 1.7 percentage points of the decline, respectively.  Partially offsetting these declines was the benefit from higher selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.1 million or 2.3% to $49.4 million in fiscal 2008 as compared to $48.3 million in fiscal 2007.  Included in this change was approximately $1.9 million in net cost associated with the Company’s pension and other post-retirement benefit plans.  In addition, $1.7 million of the year over year increase can be attributed to the benefit the Company received in 2007 from changes to its vacation benefit plans and the sale of tax credits which did not recur in fiscal 2008. These increases were partially offset by lower compensation and other employee related costs, including a $0.8 million reduction in incentive compensation expense.

Other (Income) Expense

For fiscal 2008 the Company had other expense, net of $0.9 million as compared to other income, net of $0.9 million in fiscal 2007.  This change was due to $1.8 million in severance costs primarily related to the Company’s planned move to its new bakery beginning at the end of 2009.

Interest

Interest expense increased $0.7 million to $2.1 million in fiscal 2008, from $1.4 million in fiscal 2007.  The increase was primarily due to higher deferred financing fee amortization related to the Company’s new debt facilities as well as higher debt levels resulting from investments in equipment for the Company’s new manufacturing and distribution facility.

Taxes

The effective tax rates for fiscal 2008 and fiscal 2007 were 35.2% and 24.7% of income (loss) before provision for income taxes, respectively.  These rates compare to a federal statutory rate of 34.0%.  In the fourth quarter of 2007, the Company recorded a favorable income tax expense adjustment of $0.4 million related to fiscal 2006, which was not material to 2006 or 2007.  This adjustment is discussed in more detail in Note 17 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Current assets at December 27, 2008 were $34.7 million compared to $31.0 million at December 29, 2007, while current liabilities at December 27, 2008 were $23.7 million compared to $17.0 million at December 29, 2007.  The change in current assets was primarily driven by an increase in accounts receivable resulting from higher sales and an increase in deferred income taxes.  In fiscal 2008 current liabilities increased $6.8 million driven by the increase in cash overdraft of $1.9 million, an increase in accounts payable of $1.4 million due primarily to equipment purchases associated with the relocation of the Company’s Philadelphia operations, a $1.1 million increase in accrued employee benefits and a $1.0 million increase in notes payable.

On May 9, 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  This agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center, which is currently under construction located on approximately 25 acres which the Company expects to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases, the Company will recognize the rental expenses associated with this agreement on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is proceeding on schedule and the lease is expected to commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.  The lease provides for no rent payment in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases, the Company will recognize the rental expenses associated with this agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.6 million.

In connection with these arrangements, the Company provided an additional $0.5 million letter of credit, which increased to $4.2 million in the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.9 million.

In addition to the facility leases, the Company has begun to purchase high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The Company anticipates that this project, when completed, will generate approximately $13.0 to $15.0 million in annual pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  The investment for this project, in addition to any costs associated with the lease agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation.

The Company had approximately $38.9 million remaining of available credit facilities as of December 27, 2008, with no outstanding commercial paper obligations; compared to debt principal of approximately $1.0 million due to be paid off in 2009.  In addition to the Company’s cash requirements associated with normal operating activity and the financing of the new facilities, the Company has a minimum pension contribution requirement of $2.7 million in 2009, of which $0.6 million was made in January 2009.  The global financial markets have recently and continue to experience a high level of turbulence, with instability in the equity and credit markets, and with some banking and financing institutions experiencing significant economic distress.  The Company’s access to and value of cash equivalents and short-term investments has not been negatively impacted by the recent liquidity problems in the banking and financial markets.  Although the Company has exercised prudence in the applied investment strategy, it is impossible to predict how the banking and financial markets’ future stability and economic conditions might affect the Company’s financial position.  Further, additional failures of banking and financial institutions could reduce the availability of committed credit facilities and could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict access to the public equity and debt markets.

Cash and Cash Equivalents

Historically, the Company has been able to generate sufficient amounts of cash from operations.  Bank borrowings are used to supplement cash flow from operations during periods of cyclical shortages.  The Company maintains a Bank Credit Facility, a PIDC Credit Facility and MELF Loan 1 and MELF Loan 2, as defined below, and utilizes certain capital and operating leases.  Contractual obligations arising under these arrangements and related commitment expirations are detailed in Notes 6 through 8 to the Company’s audited consolidated financial statements.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with four banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and included, as of December 27, 2008, a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA. The $10.0 million low-interest loan is at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008,  which was necessary to eliminate an instance of non-compliance.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  The Company borrowed $3.0 million under the PIDC Credit Facility in December 2008.  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility, the MELF Loan 1 and the MELF Loan 2, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  The Company borrowed $5.0 million under MELF Loan 1 in September 2008.  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. The Company borrowed $5.0 million under MELF Loan 2 in October 2008.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of December 27, 2008, the notional value of the swap was $8.5 million.  As of December 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of December 27, 2008, the Company recorded a liability of $1.8 million.  In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of December 27, 2008.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of December 27, 2008, the Company recorded a liability of $0.3 million.

Net cash generated from operating activities in fiscal 2008 of $1.0 million decreased by $6.9 million compared to fiscal 2007.  The decrease in net cash generated from operating activities was primarily driven by the aggregate effect of the year over year changes in  the Company's net income, pension contribution, accounts receiveable, and prepayments and other.

Net cash used for investing activities in 2008 of $34.9 million increased by $25.3 million compared to fiscal 2007.  The increase was due to the purchase of machinery and equipment to be used at the Company’s new manufacturing facility in the Philadelphia Navy Yard.

Net cash from financing activities in 2008 of $33.9 million increased by $32.2 million as compared to fiscal 2007.  The increase was primarily due to the additional long-term borrowings resulting from implementation of the Company’s new manufacturing strategy.

The Company currently anticipates that for the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 will provide sufficient cash to meet operating and financing requirements.

Recent Accounting Statements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial statement disclosure.  The Company adopted the required provisions of FAS 157, effective December 30, 2007. The required provisions did not have a material impact on the Company’s consolidated financial statements.  See Note 10 for additional information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the  financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The FASB also issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company is currently assessing the potential impact that adoption of this statement would have on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP for the consolidated financial statements contained within this Form 10-K.  The required provisions did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (”FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, consolidated financial statements and disclosures may change as a result of the adoption of FAS 141(R).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (”FAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, consolidated financial statements and disclosures may change as a result of the adoption of FAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because FAS 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America.  FAS 162 will become effective 60 days following  the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of FAS 162 to have a material impact on the consolidated financial statements.

Item 8._____Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 27, 2008 and December 29, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 12, 2009

Consolidated Financial Statements

Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000’s, except per share amounts)
	52 Weeks Ended	52 Weeks Ended
	Dec. 27, 2008	Dec. 29, 2007
Operations
Gross sales	$281,175	$272,276
Less discounts and allowances	(107,209)	(102,358)
Net sales	173,966	169,918

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	119,192	108,381
Depreciation	12,886	9,917
Selling, general and administrative	49,404	48,285
Other expense (income), net	900	(900)
Interest expense	2,074	1,410
	184,456	167,093
Income (loss) before provision for income taxes	(10,490)	2,825

Provision (benefit) for income taxes:
State	(481)	12
Deferred	(3,203)	685
	(3,684)	697

Net income (loss)	$(6,806)	$2,128

Retained Earnings
Balance, beginning of year	$25,119	$25,028
FIN 48 implementation	-	(420)
Cash dividends paid on common shares
($0.20 per share in 2008 and 2007)	(1,660)	(1,617)
Balance, end of year	$16,653	$25,119

Per share of common stock:
Net income (loss):
Basic	$(.85)	$.26
Diluted	$(.85)	$.26

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)
	52 Weeks Ended	52 Weeks Ended
	Dec. 27, 2008	Dec. 29, 2007
Cash flows from (used for) operating activities
Net income (loss)	$(6,806)	$2,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,886	9,917
Amortization	328	478
Asset retirement obligation interest	374	90
(Loss) gain on sale of routes	(7)	28
Defined benefit pension expense	12,623	(149)
Pension contributions	(1,990)	(500)
(Increase) decrease in deferred taxes	(6,693)	685
Reserve for restructure	1,652	-
Post retirement medical	(8,248)	(1,848)
Other	(5,753)	1,485
Changes in assets and liabilities:
Increase in receivables	(2,120)	(1,868)
(Increase) decrease in inventories	529	(792)
Increase in prepayments, deferred taxes and other	(2,385)	(721)
Increase in accrued taxes	(27)	(123)
Increase (decrease) in accounts payable, accrued
payroll and other accrued liabilities	6,629	(913)
Net cash from operating activities	992	7,897

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	3,188	3,581
Proceeds from sale of property, plant and equipment	-	150
Purchase of property, plant and equipment	(34,663)	(10,620)
Loans to independent sales distributors	(3,245)	(2,580)
Other	(148)	(84)
Net cash used for investing activities	(34,868)	(9,553)

Cash flows from (used for) financing activities
Dividends paid	(1,660)	(1,650)
Payment on long-term debt	(95,893)	(50,147)
Net increase (decrease) in short-term debt	1,000	(631)
Increase in long-term debt	128,550	56,759
Net increase (decrease) in cash overdraft	1,880	(1,275)
Payment of debt issuance costs	-	(1,355)
Net cash from financing activities	33,877	1,701

Net increase in cash	1	45
Cash, beginning of year	57	12
Cash, end of year	$58	$57

Supplemental cash flow information
Cash paid during the year for:
Interest	$1,402	$1,406
Income taxes	$105	$8

Noncash investing and financing activities
Capital leases	$939	$1,627
Loans to independent sales distributors	$(111)	$(328)
Purchase of property, plant and equipment included in accounts payable	$(2,282)	$-

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)
	Dec. 27, 2008	Dec. 29, 2007
Assets
Current assets:
Cash and cash equivalents	$58	$57
Receivables, less allowance of $2,862 and $2,608, respectively	21,519	19,358
Inventories	7,190	7,719
Deferred income taxes	2,707	1,547
Prepayments and other	3,200	2,303
Total current assets	34,674	30,984

Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	52,052	49,874
Machinery and equipment	132,609	126,132
Construction in progress	37,412	9,425
	223,506	186,864
Less accumulated depreciation and amortization	125,218	112,774
	98,288	74,090

Other assets:
Long-term receivables from independent sales distributors	9,817	9,889
Deferred income taxes	13,088	6,396
Miscellaneous	3,330	3,162
	26,235	19,447
Total Assets	$159,197	$124,521

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (continued)
(000’s)
	Dec. 27, 2008	Dec. 29, 2007
Liabilities
Current liabilities:
Accounts payable	$7,641	$6,210
Accrued payroll and employee benefits	5,182	4,080
Cash overdraft	2,770	890
Current obligations under capital leases	720	431
Notes payable, banks and current portion of long-term debt	1,000	-
Other accrued liabilities	6,419	5,343
Total current liabilities	23,732	16,954

Asset retirement obligation	7,050	6,676
Accrued pension	27,921	16,502
Accrued other liabilities	5,256	2,888
Long-term debt	57,194	25,697
Long-term obligations under capital leases, less current portion	1,199	1,003
Postretirement benefits other than pensions	2,226	7,365
Reserve for restructure	1,652	-
Total liabilities	126,230	77,085

Commitments and contingencies

Shareholders’ Equity
Accumulated other comprehensive income (loss)	(5,599)	634
Capital in excess of par value of stock	28,699	28,683
Common stock, par value $0.50 per share, and entitled to one vote per share:
Authorized 30,000 shares, issued 9,116 shares	4,558	4,558
Retained earnings	16,653	25,119
Treasury stock, at cost:
952 shares and 967 shares, respectively	(11,344)	(11,558)
Shareholders’ equity	32,967	47,436
Total Liabilities and Shareholders’ Equity	$159,197	$124,521

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)
(000's)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income (Loss)

Balance at December 30, 2006	9,116	$4,558	$28,951	$25,028	$(12,264)	$1,996	$48,269
Comprehensive income
Net income	-	-	-	2,128	-	-	2,128	$2,128
Other comprehensive income
Change in pension plan	-	-	-	-	-	630	630	630
Cash flow hedges	-	-	-	-	-	(84)	(84)	(84)
Change in OPEB plan	-	-	-	-	-	(1,908)	(1,908)	(1,908)
Comprehensive income (loss)								$766

Restricted stock amortization and loss on issuance of treasury stock	-	-	(268)	-		-	(268)
Share-based compensation (restricted shares)	-	-	-	-	704	-	704
Share-based compensation (issued)	-	-	-	-	2	-	2
FIN 48 implementation	-	-	-	(420)	-	-	(420)
Dividends paid	-	-	-	(1,617)	-	-	(1,617)
Balance at December 29, 2007	9,116	$4,558	$28,683	$25,119	$(11,558)	$634	$47,436

Comprehensive income
Net income (loss)	-	-	-	(6,806)	-	-	(6,806)	$(6,806)
Other comprehensive income				-
Change in pension plan	-	-	-	-	-	(2,446)	(2,446)	(2,446)
Cash flow hedges	-	-	-	-	-	(1,273)	(1,273)	(1,273)
Change in OPEB plan	-	-	-	-	-	(2,514)	(2,514)	(2,514)
Comprehensive income (loss)								$(13,039)

Restricted stock amortization and loss on issuance of treasury stock	-	-	16	-	-	-	16
Share-based compensation (restricted shares)	-	-	-	-	732	-	732
Share-based compensation (forfeited)	-	-	-	-	(518)	-	(518)
Dividends paid	-	-	-	(1,660)	-	-	(1,660)
Balance at December 27, 2008	9,116	$4,558	$28,699	$16,653	$(11,344)	$(5,599)	$32,967

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(000’s, except share, per share amounts and square footage, unless otherwise noted)
All disclosures are pre-tax, unless otherwise noted.

1.     Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has two manufacturing facilities, one in Philadelphia, PA, and a second facility in Oxford, PA.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal years 2008 and 2007 were 52-week years.

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

Concentration of Credit
The Company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables.  Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations.  The Company’s top twenty customers represented 59.0% of its 2008 net sales and 57.7% of its 2007 net sales.  The Company’s largest customer Wal-Mart represented approximately 19.7% of its net sales in 2008 and 18.4% of its net sales in 2007.  In addition, Wal-Mart represented 21.0% and 17.4% of total net accounts receivable as of December 27, 2008 and December 29, 2007, respectively.  If any of the top twenty customers could not pay their current balance due, the Company’s ability to maintain current profits could be adversely affected.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility. As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and recorded an obligation of $6.6 million which was the present value of the future obligation. This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  The Company recorded $0.4 million and $0.1 million in interest during 2008 and 2007, respectively, associated with the asset retirement obligation.  As of December 27, 2008 and December 29, 2007 the asset retirement obligation totaled $7.1 million and $6.7 million, respectively.

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

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or as required in accordance with Statement of Position 93-7, Reporting on Advertising Costs.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing expenses, including direct marketing and marketing overhead costs, totaled $3.7 million and $4.0 million, for the years ended December 27, 2008 and December 29, 2007, respectively.

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

Vacation Benefit Plan
The Company maintains a vacation plan for the benefit of its employees.  Prior to 2007, individuals earned the following year’s vacation benefit in the current year.  As a result, at December 30, 2006, the Company maintained a reserve for 2007 vacation benefits of $2.6 million.  During 2007, the plan was changed, such that an individual’s current year of service was credited toward the current year benefit and not the following year.  Accordingly, at December 29, 2007 the Company had a reserve for vacation benefits of only $0.1 million which related to 2007 vacation to be utilized in fiscal 2008.  At December 27, 2008, the reserve for vacation benefits was $0.1 million.

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

In 2007, the Company entered into foreign currency forward contracts to hedge the future purchase of assets of its new facilities, which are denominated in Australian Dollars.  These contracts are accounted for as fair value foreign currency hedges in accordance with FAS 133.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the consolidated statement of operations, with the corresponding asset and liability recorded on the balance sheet.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic is based on the weighted average number of common shares outstanding during the period.  Net income (loss) per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the fiscal year ended December 27, 2008, 517,722 options to purchase common stock and restricted shares were excluded from the calculation, as they were anti-dilutive.  For the fiscal year ended December 29, 2007, 361,421 options to purchase common stock were excluded from the calculation as they were anti-dilutive.

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

Recent Accounting Statements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial statement disclosure.  The Company adopted the required provisions of FAS 157, effective December 30, 2007. The required provisions did not have a material impact on the Company’s consolidated financial statements.  See Note 10 for additional information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The FASB also issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company is currently assessing the potential impact that adoption of this statement would have on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP for the consolidated financial statements contained within this Form 10-K.  The required provisions did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (”FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, consolidated financial statements and disclosures may change as a result of the adoption of FAS 141(R).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (”FAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the extent to which its current practices, consolidated financial statements and disclosures may change as a result of the adoption of FAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because FAS 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America.  FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of FAS 162 to have a material impact on the consolidated financial statements.

2.     New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is proceeding on schedule and the lease is expected to commence upon the later of substantial completion of the office space or April 2009, and will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.6 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.6 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $4.2 million in the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.9 million.

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

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20.0 million at June 30, 2007 will not be relocated to the new facilities or sold as a result of the relocation. With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in 2010.  As such, in the quarter ended June 30, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.   For the fiscal year ended December 27, 2008, the change in estimated useful lives of these assets resulted in incremental depreciation of $5.2 million.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic and net income per common share-diluted was $3.2 million, $0.40 per share, and $0.40 per share, respectively, for the fiscal year ended December 27, 2008 and $2.1 million, $0.26 per share, and $0.26 per share, respectively, for the fiscal year ended December 29, 2007.  The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

3.     Restructure

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  During fiscal 2008, the Company recorded a reserve of $1.7 million for estimated future obligations related to postemployment benefits associated with the relocation of its Philadelphia operations.  The cost associated with this reserve was recorded in other (income) expense.

4.     Inventories

Inventories are classified as follows:
	Dec. 27, 2008	Dec. 29, 2007
Finished goods	$2,275	$2,852
Work in progress	109	161
Raw materials and supplies	4,806	4,706
	$7,190	$7,719

5.     Long-Term Receivables from Independent Sales Distributors

The Company’s sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute Tastykake® products in defined geographical territories.  The Company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral.  Most route purchase activities involve transactions between existing and new independent sales distributors.  At December 27, 2008 and December 29, 2007, interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) of $11.3 million were included in current and long-term receivables in the accompanying consolidated balance sheets.  During 2008, the Company sold two Company owned routes to independent sales distributors.  A gain of $7 on the sale of these routes was recognized in 2008 and notes receivable in the amount of $111 were established.   During 2007, the Company sold ten Company owned routes to independent sales distributors.  A loss of $28 on the sale of these routes was recognized in 2007 and notes receivable in the amount of $328 were established.

6.     Notes Payable and Long-Term Debt

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan 1 and the MELF Loan 2, as defined below.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. The Company borrowed $5.0 million under MELF Loan 2 in October 2008.

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

The Company expects to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its Philadelphia manufacturing facility and corporate headquarters to new facilities to be constructed at the Philadelphia Navy Yard, along with working capital needs.

Notes payable, banks, and current portion of long term debt
consists of the following:	Dec. 27, 2008	Dec. 29, 2007
Current portion of long term debt (5.50% at December 27, 2008)	$1,000	$-

Long-term debt consists of the following:
Credit Facility
(4.55% at December 27, 2008 and 6.75% at December 29, 2007)	$29,900	$16,780
Fixed Asset Loan (6.03% at December 27, 2008 and 6.85% at December29, 2007)	14,294	8,917
MELF (5.00% at December 27, 2008)	10,000	-
PIDC (6.50% at December 27, 2008)	3,000	-
Total long-term debt	$57,194	$25,697

The aggregate amount of long-term debt maturing is as follows:

Long-Term Debt
2009	$1,000
2010	1,128
2011	3,923
2012	41,312
2013	1,604
Later years	8,227
Total long-term debt	$57,194

As of December 27, 2008 and December 29, 2007, the carrying amounts of the Company’s long-term debt approximated fair value.

7.     Obligations under Capital Leases

Obligations under capital leases consist of the following:

	Dec. 27, 2008	Dec. 29, 2007
Capital lease obligation, with interest at 5.9% and 7.49%,
and maturities between April 2009 and December 2012	$810	$-
Capital lease obligation, with interest at 5.7%
through March 2008	-	20
Capital lease obligation, with interest rates between 7.5% and 9.5%
and maturities between December 2009 and December 2012	1,052	1,336
Capital lease obligation, with interest rates between 13.5% and 14.5%
and maturities between March 2010 and November 2010	57	78
	1,919	1,434
Less current portion	720	431
	$1,199	$1,003

8.     Commitments and Contingencies

The Company leases certain facilities, machinery, automotive and computer equipment under noncancelable lease agreements.  The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.  Property, plant and equipment related to capital leases were $2.6 million at December 27, 2008, and $1.6 million at December 29, 2007, with accumulated amortization of $0.7 million and $0.1 million, respectively.  Depreciation and amortization of assets recorded under capital leases was $0.6 million in 2008 and $0.5 million in 2007.

The following is a schedule of future minimum lease payments as of December 27, 2008:

		Noncancelable
	Capital Leases	Operating Leases
2009	$838	$994
2010	709	810
2011	456	625
2012	125	240
2013	-	212
Later years	-	169
Total minimum lease payments	$2,128	$3,050
Less interest portion of payments	209
Present value of future minimum lease payments	$1,919

Rental expense was approximately $2.2 million in 2008 and $2.6 million in 2007.

In connection with a workers’ compensation insurance policy, the Company has obtained standby letters of credit in the amount of $2.8 million that is required by its insurance carriers in order to guarantee future payment of claims.

In connection with its construction obligations, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting at 2026 and will be eliminated by the end of the lease term.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.6 million. The Company provided an additional $0.5 million letter of credit, which increased to $4.2 million in the beginning of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of December 27, 2008, the outstanding letter of credit under this arrangement totaled $3.9 million.

In connection with funding its pension requirement, the Company is obligated to make a minimum contribution of $2.7 million in 2009, of which $0.6 million was made in January 2009.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $60.0 million to $70.0 million annually.  The majority of these items are obtained by purchase orders on an as needed basis.  At December 27, 2008, the Company had $1.2 million in firm commitments to acquire equipment denominated in Australian Dollars that extended beyond twelve months but were shorter than three years.

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

9.     Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of December 27, 2008, the notional value of the swap was $8.5 million.  As of December 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of December 27, 2008, the Company recorded a liability of $1.8 million.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  As of December 27, 2008, the LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of December 27, 2008, the Company recorded a liability of $0.3 million.

During the third quarter of 2007, the Company entered into commitments to acquire assets denominated in a foreign currency.  In order to hedge the Company’s exposure to changes in foreign currency rates, the Company entered into foreign currency forward contracts with maturity dates ranging from July 2007 to April 2010.  As of December 27, 2008 and December 29, 2007, the notional principle of outstanding foreign currency forward contracts was $5.3 million Australian Dollar ($3.6 million USD) and $8.1 million AUD ($6.8 million USD), respectively.  As of December 27, 2008 and December 29, 2007, the change in fair value of both the commitment and the forward currency contracts was $0.6 million and $0.4 million, respectively.

10.    Fair Value Measurements

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 27, 2008:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of Dec. 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,089)	$—	$(2,089)	$—
Foreign currency hedges	(585)	—	(585)	—
Total financial instruments owned	$(2,674)	$—	$(2,674)	$—

11.    Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit (“DB”) Retirement Plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement. In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors, however, there are no current employees earning benefits under this plan.  See Note 12 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “Director Plan”).  The benefit amount is the annual cash in the year of retirement, but not less than $16,000 for Directors serving on December 31, 1993.

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Actuarial loss	$190
Prior service (credit)	(10)
Total	$180

The components of the DB Plan, DB SERP, and DB Director Plan’s costs / (benefits) are summarized as follows:

	2008	2007
Service cost-benefits earned during the year	$-	$4
Interest cost on projected benefit obligation	5,020	4,990
Expected return on plan assets	(5,071)	(5,208)
Prior service cost amortization	(18)	(18)
Actuarial loss recognition	61	67
Actuarial loss recognition, in excess of corridor	12,631	-
Curtailment charge	-	16
Net pension amount charged to (income) expense:	$12,623	$(149)

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of these plans:

	2008	2007
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$83,329	$87,237
Service cost	-	4
Interest cost	5,020	4,990
Actuarial (gain) loss	(1,454)	(2,619)
Benefits paid	(6,393)	(6,299)
Curtailment	-	16
Projected benefit obligation, end of year	$80,502	$83,329

Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$83,329	$87,206
Accumulated benefit obligation, end of year	$80,502	$83,329

Change in Pension Plan Assets
Fair value of plan assets, beginning of year	$66,304	$67,987
Actual return on plan assets	(13,071)	3,589
Voluntary company contribution	-	500
Required company contribution	1,990	527
Benefits paid	(5,862)	(6,299)
Fair value of plan assets, end of year	$49,361	$66,304

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(31,142)	$(17,025)
Unrecognized actuarial loss	-	-
Unrecognized prior service cost	-	-
Net liability recognized in balance sheet, end of year	$(31,142)	$(17,025)

Amounts Recognized in the Statement of Financial Position consists of:
Current liability	$(3,221)	$(523)
Non-current liability	(27,921)	(16,502)
Net amount recognized, end of year	$(31,142)	$(17,025)
Additional minimum pension liability, non current	$-	$-

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 6.45% for fiscal year 2008 and 6.25% for fiscal year 2007.  The expected long-term rate of return on assets was 8.0% for fiscal years 2008 and 2007.  No rate of compensation increase applies to 2008 or 2007 since the Plan’s participants are not accruing additional benefits after March 26, 2005.  At the end of 2005, the DB Plan adopted the use of an updated mortality table determining its liabilities.  Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor.  The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 6.45% discount rate and 8.0% expected return on assets:

	Impact on Pension Expense without Corridor Recognition	Impact on Pension Expense with Full Corridor Recognition	Impact on Projected Benefit Obligation
25 basis point decrease in discount rate	$(63)	$55	$1,872
25 basis point increase in discount rate	55	50	(1,919)
25 basis point decrease in return on assets assumption	120	120	–
25 basis point increase in return on assets assumption	(120)	(120)	–

As of December 27, 2008, the DB Plan’s corridor is $7,535, which is the greater of 10% of the Projected Benefit Obligation or Plan Assets of the Pension Plan.  The Company recognized $12,631 of expense in excess of the corridor in 2008.  This compares to unrecognized actuarial losses of $7,535 as of December 27, 2008.  Any actuarial losses in excess of the corridor would be charged immediately to the income statement in 2009.

Expected Cash Flows
Information about cash flows for the pension plans follows:

Employer Contributions
2009 (expected) to plan trusts	$2,704
2009 (expected) to plan participants	$517

Benefit Payments From:	Plan Trust	Company Assets
2009	$5,948	$517
2010	5,894	510
2011	5,883	515
2012	5,890	511
2013	5,859	501
2014-2018	28,985	2,233

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

The asset allocation for the DB Plan at the end of 2008 and the target allocation for 2009 by asset category follow:

		Percentage of Plan
	Target Allocation	Assets at Year End
Asset Category	for 2009	2008
Equity securities	50%	45%
Debt securities	40%	43%
Other	10%	12%
Total	100%	100%

Equity securities include Tasty Baking Company’s common stock which is less than 1% of plan assets at the end of 2008.

12.    Defined Contribution Retirement Plans

The Company maintains the Tasty Baking Company 401(k) and the Company Funded Retirement Plan (the “DC Plan”) which is a qualified defined contribution plan.  The Plan offers two benefits to eligible employees of the Company; a traditional 401(k) benefit with elective deferrals and a corresponding Company match (the “401(k) benefit”), and a Company funded contribution that replaces the benefit in the frozen defined benefit plan (the “DC benefit”).

For the DC benefit, the Company makes cash contributions into individual accounts for all eligible employees.  These contributions are equal to a percentage of an employee’s covered compensation based on their age and years of credited service and increase periodically as age and credited service increase.  All eligible employees receive contributions that range from 2% to 5% of covered compensation relative to their individual point totals which are the sum of their age and years of credited service as of January 1st of each year.  In addition, employees who had 20 years of service or 10 years of service and 60 points as of March 27, 2005 receive an additional “grandfathered” contribution of between 1.5% and 3.5% of covered compensation.  This “grandfathered” contribution percentage was fixed as of March 27, 2005 and will be paid with the regular DC benefit until those “grandfathered” employees retire or separate from the Company.  These additional “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their DC benefit accounts will have to appreciate in value relative to their normal retirement dates.  For 2008 and 2007, $1,647 and $1,883, respectively, was contributed for the DC benefit for all eligible employees.

For the 401(k) benefit, all eligible employees receive a company match of 50% of their elective deferrals up to the first 4% of their covered compensation for a maximum match of 2%.  Elective deferrals are subject to IRS limits which are indexed each year at the discretion of the IRS.  The waiting period for participation in the 401(k) benefit has been eliminated allowing eligible employees to participate immediately upon employment.  Participants are offered a broad array of investment choices that cover all major sectors of the markets.  Company matching contributions charged against income totaled $667 and $585 in 2008 and 2007, respectively.

The Company maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee. The total DC SERP expense for 2008 and 2007 was $356 and $346, respectively.  The total DC SERP liability as of December 27, 2008 and December 29, 2007, was $1.4 million and $1.0 million, respectively.

13.    Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company has historically provided certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB).  These benefits have been provided through contracts with insurance companies and health service providers.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20,000.  Since January 2006, the Company has provided subsidized medical benefits for its retirees and their dependents who had not yet reached age 65.  As a result of these benefit changes, the projected benefit obligation was re-measured and in January 2006 the Company recognized a reduction in its OPEB liability of approximately $5.4 million that was being amortized over future periods.  In 2008, the Company recognized the amortization of this liability in a reduction of pre-tax OPEB of $1.1 million.

In December of 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company has set the benefits’ cessation date as December 1, 2009.  This plan amendment and curtailment resulted in the Company recording $7.8 million in income in the fourth quarter 2008, which is reflected in the Company’s income from operations and has been recorded in compliance with FAS 87 Employers’ Accounting for Pensions, FAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS 106 Employers’ Accounting for Postretirement Benefits Other than Pensions.  Approximately $4.7 million of the $7.8 million in income was recorded in fixed manufacturing costs, with the remainder of approximately $3.1 million recorded as a component of selling, general and administrative expenses.

Life insurance for individuals retiring before January 1, 2006 at Company group rates is capped at $20 of coverage.  Incumbent retirees who purchase coverage in excess of $20 and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit for which the Company incurs no liability. No changes were made to the life insurance benefit available to retirees during the fiscal year ended December 27, 2008.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows:

Expected amortization of prior service credit	$(797)
Expected amortization of net gain	-
Total	$(797)

Components of net periodic postretirement benefit cost / (benefit) are as follows:

	2008	2007
Service cost	$345	$362
Interest cost	438	455
Net amortization and deferral	(1,872)	(1,830)
Total FAS 106 net periodic postretirement (income) expense	$(1,089)	$(1,013)

Other charges (credits)
Curtailment	$(7,790)	$-
Settlement	-	-
Special termination benefits	-	-
Total net periodic postretirement benefit cost (benefit)	$(8,879)	$(1,013)

The following table sets forth the change in projected benefit obligation, funded status of the postretirement benefit plan and the net liability recognized in the Company’s balance sheets at December 27, 2008 and December 29, 2007:

	2008	2007
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$8,064	$6,669
Service cost	345	362
Interest cost	438	455
Actuarial loss (gain)	(106)	1,318
Benefits paid	(630)	(740)
Change in plan provision	(5,397)	-
Projected benefit obligation, end of year	$2,714	$8,064

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(2,714)	$(8,064)
Net liability recognized in balance sheet, end of year	$(2,714)	$(8,064)
Less current liability	488	699
Net long term liability recognized in balance sheet, end of year	$(2,226)	$(7,365)

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.6% in 2008 and 6.2% in 2007.

For 2009, the health care cost trend rates are anticipated to be 10.5% for HMO-type health plans, gradually declining to 5% in eleven years and remaining at that level thereafter.  The health care cost trend rate assumptions have a significant effect on the amounts reported.

Effect of health care trend rate	2008	2007
1% increase effect on accumulated benefit obligation	$-	$376
1% increase effect on periodic cost	59	62
1% decrease effect on accumulated benefit obligation	-	345
1% decrease effect on periodic cost	53	56

Expected Cash Flows
Information about cash flows for the postretirement benefits other than pensions follows:

Employer Contributions
2009 (expected) to benefits providers	$488

Expected Future Benefit Payments From:	Company Assets
2009	$488
2010	212
2011	215
2012	217
2013	218
2014-2018	1,057

14.    Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long Term Incentive Plan (the "2006 Plan") as adopted by the Company's Board of Directors (the "Board") on March 24, 2006. As of December 27, 2008, the aggregate number of shares reserved and available for grant under the Plan was 220,600 shares of the Company’s common stock.

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

On December 17, 2008, the Board of Directors of the Company terminated the 1997 Long Term Incentive Plan (the “Incentive Plan”) effective as of such date.  No further awards may be granted under the Incentive Plan; however, this termination will not affect any awards of stock options or restricted stock previously granted under the Incentive Plan and such awards will continue in effect in accordance with their original terms.

The Company also has an active 2003 Long Term Incentive Plan (“2003 Plan”).  As of December 27, 2008, the aggregate number of shares available for grant under the 2003 Plan was 50,530.  The terms and conditions of the 2003 Plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 2003 Plan.

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

A summary of stock options as of December 27, 2008 is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 29, 2007	439	$10.44
Granted	-	-
Forfeited	(117)	10.63
Exercised	-	-
Outstanding at December 27, 2008	322	$10.38	4.30	$776
Options exercisable at Dec. 27, 2008	322	$10.38	4.30	$776

As of December 27, 2008, there was no unrecognized compensation related to nonvested stock options, and there were no options granted and there was no cash received from option exercises during 2008.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of December 27, 2008 is presented below:

	Shares (000s)	Weighted –Average Fair Value
Nonvested at December 29, 2007	230	$7.88
Granted	243	4.72
Forfeited	(56)	7.65
Exercised	-	-
Nonvested at December 27, 2008	417	$6.07

As of December 27, 2008, there was $1.5 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 2.85 years.  Total pre-tax compensation expense recognized in the consolidated statements of operations for restricted stock was $227 and  $433 for the years ended December 27, 2008 and December 29, 2007, respectively.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees, officers (including executive officers) and directors under the Company’s 1994, 1997 and 2003 Long Term Incentive Plans.  The following table provides certain information with respect to stock options outstanding and exercisable by employees for fiscal 2008 and fiscal 2007:

	2008		2007
	Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	331	$10.31	348	$10.43
Less: Exercises	-	-	-	-
Forfeitures	(73)	10.30	(17)	12.87
	258		331
Granted	-	-	-	-
Outstanding at end of year	258	$10.32	331	$10.31
Options exercisable at year-end	258		331
Weighted-average fair value of
options granted during the year		$-		$-

The following table provides certain information with respect to stock options outstanding and exercisable at December 27, 2008:

	Outstanding Options			Exercisable Options
Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$7.55-$11.50	258	4.43	$10.32	258	$10.32

A summary of the status of options outstanding and exercisable by the Directors of the Company for the fiscal years 2008 and 2007 is presented below:

	2008		2007
	Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at
beginning of year	108	$10.84	108	$10.84
Less: Exercises	-	-	-	-
Forfeitures	(44)	11.18	-	-
	64		108
Granted	-	-	-	-
Outstanding at end of year	64	$10.61	108	$10.84
Options exercisable at year-end	64		108
Range of exercise prices		$8.65 to $11.60		$8.65 to $11.60
Weighted-average fair value of
options granted during the year		$-		$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions.

15.    Capitalization of Interest Costs

The Company capitalizes interest as a component of the cost of significant construction projects.  The following table sets forth data relative to capitalized interest:

	2008	2007
Total interest	$3,185	$1,577
Less: Capitalized interest	(1,111)	(167)
Interest expense	$2,074	$1,410

16.    Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	2008	2007
Interest income	$907	$925
Restructuring expense	(1,850)	-
Other, net	43	(25)
	$(900)	$900

17.    Income Taxes

The effective tax rates were a provision of 35.2% in 2008 and 24.7% in 2007. The rates differ from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision for income taxes as follows:

	2008	2007
Statutory tax provision	$(3,560)	$961
State income taxes, net of
federal income tax (credit)/benefit	(623)	(73)
Addition to (release of) tax reserves	136	80
Prior year tax adjustment	-	(386)
Non-deductible expenses and other	363	115
Provision for income taxes	$(3,684)	$697

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

Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the Company’s deferred income tax assets (liabilities) are as follows:

	2008	2007
Postretirement benefits other than pensions	$1,060	$3,155
Pension and employee benefit costs	12,719	7,074
Depreciation and amortization	(5,429)	(7,326)
Vacation pay	3	17
Provision for doubtful accounts	597	592
Charitable contributions	506	870
Net operating loss carryforwards	3,369	1,958
Unused federal tax credits	293	295
Unused state tax credits	250	250
Other	2,427	1,058
Net deferred tax asset	15,795	7,943
Less: current portion	(2,707)	(1,547)
	$13,088	$6,396

The Company has recorded a state deferred income tax asset of $1.9 million for the benefit of state income tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2011 and 2028. The Company has recorded a deferred income tax asset of $1.5 million for the benefit of federal income tax NOLs. Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	2008	2007
Beginning balance	$803	$734
Increase related to prior year tax positions	3	15
Decreases related to prior year tax positions	-	(1)
Increases related to current year tax positions	103	112
Decreases related to lapsing of statute of limitations	(54)	(57)
Ending balance	$855	$803

As of December 27, 2008 and December 29, 2007, the total amount of gross unrecognized tax benefits was $855 and $803, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 27, 2008 and December 29, 2007, respectively, are $575 and $530.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.  At December 27, 2008 and December 29, 2007, accrued interest and penalties, on a net basis, were $452 and $361, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state income tax matters have been concluded through 2001. The Company is currently under audit in the State of New Jersey for the 2004 through 2006 tax years.  As the audit is still in its initial stages, no issues have been identified to cause the Company to adjust its unrecognized tax positions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to December 26, 2009.

18.    Accumulated Other Comprehensive Income (Loss)

	Pension	Interest	OPEB		Comprehensive
	Plan	Rate Swap	Plan	Total	Income (Loss)
Balance at December 30, 2006	$(3,511)	$84	$5,423	$1,996
Net income 2007					$2,128
2007 activity, net of tax of $393, ($43) and ($1,259)	630	(84)	(1,908)	(1,362)	(1,362)
Balance at December 29, 2007	(2,881)	-	3,515	634	766
Net (loss) 2008					$(6,806)
2008 activity, net of tax of ($3,489), ($816) and $731	(2,446)	(1,273)	(2,514)	(6,233)	(6,233)
Balance at December 27, 2008	$(5,327)	$(1,273)	$1,001	$(5,599)	$(13,039)

19.    Net Income (Loss) per Common Share

(000’s, except per share amounts)

The following is a reconciliation of the Basic and Diluted net income (loss) per common share computations:

	2008	2007
Net income (loss) per common share – Basic:
Net income (loss)	$(6,806)	$2,128
Weighted-average shares outstanding	8,034	8,034
Basic per share amount	$(.85)	$.26

Net income (loss) per common share – Diluted:
Net income (loss)	$(6,806)	$2,128
Weighted-average shares outstanding	8,034	8,034
Dilutive options and stock	-	120
Total diluted shares	8,034	8,154
Diluted per share amount	$(.85)	$.26

Item 9._____Changes and Disagreements with Accountants

None

Item 9A._____Controls and Procedures

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 27, 2008.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2008.

The Company’s independent registered public accounting firm has issued its auditors’ report on the Company’s internal control over financial reporting, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B._____Other Information

The Company entered into a Change of Control Agreement, dated as of March 12, 2009, with Paul D. Ridder, Senior Vice President and Chief Financial Officer (the “Agreement”).  Pursuant to the Agreement, in the event that Mr. Ridder’s employment is terminated in connection with a change of control, Mr. Ridder will be entitled to receive his base salary and medical and life insurance benefits for 12 months after termination in addition to a cash bonus under the Company’s Annual Incentive Plan.  The Agreement also provides for the accelerated vesting of all of Mr. Ridder’s outstanding equity-based compensation upon a change of control.

In addition, the Agreement provides the aggregate amount of the compensation benefits payable to Mr. Ridder and all other senior executives of the Company as a result of a change of control cannot exceed three percent (3%) of the total transaction value for such change of control.

The foregoing brief description of the Agreement is qualified in its entirety by reference to the text of the form of Change of Control Agreement referenced in Exhibit 10(q) listed in Item 15 of this Form 10-K.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10._____Directors and Executive Officers

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the Company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company, who are not also directors, are set forth in the Proxy Statement in the section entitled “Executive Officers,” which information is incorporated herein by reference.

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

Item 11._____Executive Compensation

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company during 2008, and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers,” and “Compensation of Directors,” which information is incorporated herein by reference.

Item 12._____Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer, of the Company during 2008 and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Ownership of Tasty Baking Common Stock,” which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about securities authorized for issuance under the Company’s equity compensation plans as of December 27, 2008, including the Management Stock Purchase Plan, 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan, 2003 Long Term Incentive Plan and the 2006 Long Term Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	347,012	$9.80	271,130
Equity compensation plans not approved by security holders (1)	20,875	$11.51	—

(1) There was one award of 4,000 shares of the Company’s common stock to Mr. Pizzi in 2002 as an inducement to his commencing employment with Tasty.  The balance, 16,875 shares, represents options to purchase Tasty’s common stock granted to non-employee directors.

Item 13._____Certain Relationships and Related Transactions

Information concerning the independence of each director or nominee for director of the Company is set forth in the Proxy Statement in the sections entitled “Corporate Governance – Director Independence,” and “Meetings and Committees of the Board-Committees of the Board,” which information is incorporated herein by reference.

There are no relationships or related transactions to report.

Item 14._____Principal Accountant Fees and Services

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

TASTY BAKING COMPANY AND SUBSIDIARIES
PART IV

Item 15:_____Exhibits and Financial Statement Schedules

For the Fiscal Years Ended December 27, 2008 and December 29, 2007

Item 15(a)(1).

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended  December 27, 2008 and December 29, 2007 is included on page 52 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3)._____Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(3)	(a)	Restated Articles of Incorporation of the Company, as last amended on December 17, 2007, are incorporated herein by reference to Exhibit 3(a) to Form 10-K report of Company for fiscal 2007.

	(b)	Amended and Restated By-laws of the Company, adopted as of December 17, 2008, are incorporated herein by reference to Exhibit 3.1 to Form 8-K report of Company, filed on or about December 19, 2008.

(10)	#(a)	Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10(d) to Form 10-Q report of Company for the 39 weeks ending March 31, 2007.

#(b)
2006 Long Term Incentive Plan, effective as of March 24, 2006, is incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of the Shareholders on May 11, 2006, filed on or about April 7, 2006.

#(c)
2003 Long Term Incentive Plan, effective as of March 27, 2003, is incorporated herein by reference to Appendix B of the Proxy Statement for the Annual Meeting of the Shareholders on May 2, 2003, filed on or about March 31, 2003.

#(d)
1997 Long Term Incentive Plan, effective as of December 16, 1997, is incorporated herein by reference to Annex II of the Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998, filed on or about March 25, 1998.

	#(e)	Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of Company for fiscal 2006.

	#(f)	Form of Restricted Stock Agreement for the 2003 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(u) to Form 10-K report of Company for fiscal 2005.

	#(g)	Form of Restricted Stock Agreement for the 1997 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(t) to Form 10-K report of Company for fiscal 2005.

	#(h)	Tasty Baking Company Annual Incentive Plan, dated as of July 27, 2006, is incorporated herein by reference to Exhibit 99.6 to Form 8-K report of Company, filed on or about July 31, 2006.

#(i)
Form of Amended and Restated Restricted Stock Award Agreement between the Company and certain executive officers, dated March 1, 2006, amending and restating certain Restricted Stock Award Agreements, dated October 29, 2004, previously entered into pursuant to the 2003 Long Term Incentive Plan, is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of Company for fiscal 2005.

	#(j)	Form of Stock Option Grant Agreement for the 1997 and 2003 Long Term Incentive Plans is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of Company for fiscal 2005.

*#(k)
Trust Agreement, dated as of November 17, 1989, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan.  This exhibit is being re-filed herewith pursuant to Item 10(d) of Regulation S-K, having been originally filed with the Form 10-K report of Company for fiscal 1994.

#(l)	Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of Company for fiscal 2006.

#(m)	Tasty Baking Company Deferred Stock Unit Plan for Directors effective as of February 15, 2007 is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of Company for fiscal 2006.

*#(n)
Trust Agreement, dated January 19, 1990, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan. This exhibit is being re-filed herewith pursuant to Item 10(d) of Regulation S-K having been originally filed with the Form 10-K report of Company for fiscal 1995.

#(o)	Amendment to the Tasty Baking Company Retirement Plan for Directors dated February 15, 2007 is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of Company for fiscal 2006.

#*(p)
Director Retirement Plan dated October 15, 1987.  This exhibit is being re-filed herewith pursuant to Item 10(d) of Regulation S-K, having been originally filed with the Form 10-K report of Company for fiscal 1992.

#(q)
Form of Change of Control Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 99.2 to Form 8-K report of Company, filed on or about July 31, 2006.

*#(r)	Amended and Restated Employment Agreement, dated as of December 23, 2008, between the Company and Charles P. Pizzi. (Amended to be compliant with §409A of the Internal Revenue Code).

*#(s)
Amended and Restated Supplemental Executive Retirement Plan Agreement, entered into December 23, 2008, between the Company and Charles P. Pizzi. (Amended to be compliant with §409A of the Internal Revenue Code).

(t)
Agreement of Sale and Purchase of Real Estate located at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania, dated December 19, 2005, between the Company and Wachovia Bank, N.A., as Trustee of the Company’s pension plan, is incorporated herein by reference to Exhibit 10(s) to the Form 10-K report of Company for fiscal 2005.

(u)
Lease Agreement dated June 15, 2007 by and between L/S Three Crescent Drive, LP and the Company is incorporated by reference herein to Exhibit 10(c) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(v)
Industrial Lease Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(a) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(w)
First Amendment to Industrial Lease Agreement dated June 7, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(d) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(x)
Second Amendment to Industrial Lease Agreement dated June 29, 2007 by and between L/S 26th street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(e) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(y)
Third Amendment to Industrial Lease Agreement dated July 23, 2007 by and between L/S 26th street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(f) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(z)
Fourth Amendment to Industrial Lease Agreement dated August 16, 2007 by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company is incorporated by reference herein to Exhibit 10(f) to Form 10-Q report of Company for the 39 weeks ending September 29, 2007.

(aa)
Improvements Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(bb)
Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 99.1 to Form 8-K report of Company, filed on or about September 6, 2007.

(cc)
First Amendment, effective as of December 12, 2007, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as Lender, is incorporated herein by reference to Exhibit 10(a) to Form 10-Q report of Company for the 26 weeks ending June 30, 2008.

(dd)
Second Amendment, effective as of July 16, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers: Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ending June 30, 2008.

(ee)
Third Amendment, effective as of October 29, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 39 weeks ending September 30, 2008.

(ff)
Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender, is incorporated herein by reference to Exhibit 99.2 to Form 8-K report of Company, filed on or about September 6, 2007.

(gg)
Machinery and Equipment Loan Fund Loan Agreement, dated as of September 6, 2007, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development is incorporated herein by reference to Exhibit 99.3 to Form 8-K report of Company, filed on or about September 6, 2007.

(hh)
Machinery and Equipment Loan Fund Loan Agreement, dated as of September 9, 2008, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development is incorporated herein by reference as Exhibit 10(c) to the Form 10-Q report of  Company for the 39 weeks ending September 30, 2008.

*(21)		Subsidiaries of the Company.

*(23)		Consent of Independent Registered Public Accounting Firm.

*(31)	(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(31)	(b)	Certification of Paul D. Ridder, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(32)		Certification of Charles P. Pizzi, Chief Executive Officer, and Paul D. Ridder, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed or furnished herewith
#     Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 27, 2008 and December 29, 2007

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period
Description
Deducted from applicable assets:
Allowance for doubtful accounts:
For the fiscal year ended December 27, 2008	$2,608	$140	$(114)	$2,862
For the fiscal year ended December 29, 2007	$2,455	$349	$196	$2,608

Inventory valuation reserves:
For the fiscal year ended December 27, 2008	$95	$75	$170	$0
For the fiscal year ended December 29, 2007	$77	$441	$423	$95

Spare parts inventory reserve for obsolescence:
For the fiscal year ended December 27, 2008	$147	$5	$5	$147
For the fiscal year ended December 29, 2007	$148	$6	$7	$147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

March 12, 2009	/s/ Charles P. Pizzi
Charles P. Pizzi,
President and
Chief Executive Officer

March 12, 2009	/s/ Paul D. Ridder
Paul D. Ridder,
Senior Vice President and
Chief Financial Officer
[Principal Financial and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board and Director of Tasty Baking Company	March 12, 2009
James E. Ksansnak

/s/ Charles P. Pizzi	President, Chief Executive Officer and Director of Tasty	March 12, 2009
Charles P. Pizzi	Baking Company [Principal Executive Officer]

/s/ Mark G. Conish	Director of Tasty Baking Company	March 12, 2009
Mark G. Conish

/s/ James C. Hellauer	Director of Tasty Baking Company	March 12, 2009
James C. Hellauer

/s/ Ronald J. Kozich	Director of Tasty Baking Company	March 12, 2009
Ronald J. Kozich

/s/ James E. Nevels	Director of Tasty Baking Company	March 12, 2009
James E. Nevels

/s/ Judith M. von Seldeneck	Director of Tasty Baking Company	March 12, 2009
Judith M. von Seldeneck

/s/ Mark T. Timbie	Director of Tasty Baking Company	March 12, 2009
Mark T. Timbie

/s/ David J. West	Director of Tasty Baking Company	March 12, 2009
David J. West

/s/ Paul D. Ridder	Senior Vice President and Chief Financial Officer	March 12, 2009
Paul D. Ridder	[Principal Financial and Accounting Officer]