Form 10-Q
period 2009-03-28
TASTY BAKING CO
filed 2009-05-04
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 1-5084

TASTY BAKING COMPANY
 (Exact name of Company as specified in its charter)

Pennsylvania (State of Incorporation)	23-1145880 (IRS Employer Identification Number)

Navy Yard Corporate Center, Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania  19112
(Address of principal executive offices including Zip Code)

215-221-8500
(Company's telephone number, including area code)

2801 Hunting Park Avenue, Philadelphia, Pennsylvania  19129
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐	NO ☐

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

There were 8,576,448 shares of Common Stock outstanding as of May 4, 2009.

TASTY BAKING COMPANY AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION
Item 1.    Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	March 28, 2009	December 27, 2008
Assets
Current assets:
Cash and cash equivalents	$76	$58
Receivables, less allowance of $2,815 and $2,862, respectively	22,915	21,519
Inventories	7,883	7,190
Deferred income taxes	2,707	2,707
Prepayments and other	3,983	3,200
Total current assets	37,564	34,674
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	52,092	52,052
Machinery and equipment	133,768	132,609
Construction in progress	50,419	37,412
	237,712	223,506
Less accumulated depreciation and amortization	128,390	125,218
	109,322	98,288
Other assets:
Long-term receivables from independent sales distributors	9,924	9,817
Deferred income taxes	13,358	13,088
Miscellaneous	3,199	3,330
	26,481	26,235
Total Assets	$173,367	$159,197

Liabilities
Current liabilities:
Accounts payable	$12,692	$7,641
Accrued payroll and employee benefits	5,890	5,182
Cash overdraft	3,161	2,770
Current obligations under capital leases	772	720
Notes payable, banks and current portion of long-term debt	1,000	1,000
Other accrued liabilities	4,964	6,419
Reserve for restructure	1,652	-
Total current liabilities	30,131	23,732

Accrued other liabilities	5,415	5,256
Accrued pension	27,446	27,921
Asset retirement obligation	7,146	7,050
Long-term debt	67,561	57,194
Long-term obligations under capital leases, less current portion	1,234	1,199
Postretirement benefits other than pensions	2,134	2,226
Reserve for restructure	-	1,652
Total liabilities	141,067	126,230

Shareholders' equity
Accumulated other comprehensive income (loss)	(5,920)	(5,599)
Capital in excess of par value of stock	28,557	28,699
Common stock, par value $0.50 per share, and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares
Retained earnings	16,160	16,653
Treasury stock, at cost	(11,055)	(11,344)
Total shareholders' equity	32,300	32,967

Total Liabilities and Shareholders' Equity	$173,367	$159,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (000’s, except per share amounts)

	For the Thirteen Weeks Ended
	March 28, 2009	March 29, 2008

Gross sales	$76,930	$69,294
Less discounts and allowances	(30,767)	(26,472)

Net sales	46,163	42,822
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	29,921	28,794
Depreciation	3,240	3,030
Selling, general and administrative	12,695	12,012
Interest expense	604	456
Other income, net	(208)	(199)
	46,252	44,093
Income (loss) before provision for
income taxes	(89)	(1,271)

Provision (benefit) for income taxes	(19)	(312)

Net income (loss)	$(70)	$(959)

Average common shares outstanding:
Basic	8,059	8,034
Diluted	8,059	8,034

Per share of common stock:

Net income (loss):
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)

Cash dividend	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (000’s)

	For the Thirteen Weeks Ended
	March 28, 2009	March 29, 2008

Cash flows from (used for) operating activities
Net income (loss)	$(70)	$(959)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	3,240	3,030
Amortization	91	76
Asset retirement obligation interest	97	92
Defined benefit pension expense (benefit)	209	(146)
Pension contributions	(630)	-
(Increase) deferred taxes	(270)	(690)
Post retirement medical	(156)	(425)
Other	125	(261)
Changes in assets and liabilities:
Increase in receivables	(1,379)	(836)
(Increase) decrease in inventories	(693)	474
Increase in prepayments, deferred taxes and other	(875)	(704)
Increase in accrued taxes	-	207
Increase (decrease) in accounts payable, accrued
payroll and other current liabilities	4,303	(2,779)

Net cash from (used for) operating activities	3,992	(2,921)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(14,274)	(8,877)
Independent sales distributor loan repayments	666	813
Loans to independent sales distributors	(790)	(989)
Other	2	(106)

Net cash used for investing activities	(14,396)	(9,159)

Cash flows from (used for) financing activities
Dividends paid	(423)	(413)
Increase in long-term debt	41,750	39,790
Payment on long-term debt	(31,295)	(28,819)
Net increase in cash overdraft	390	1,538

Net cash from financing activities	10,422	12,096

Net increase in cash	18	16

Cash, beginning of year	58	57

Cash, end of period	$76	$73

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$798	$386
Income taxes	$-	$23

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

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal year 2009 is a 52-week year.  Fiscal year 2008 was a 52-week year.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, indefinite-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

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

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.   Any potential impairment of the net carrying value is fully reserved when identified.  As of March 28, 2009 and December 27, 2008, the net carrying value of sales distribution routes owned by the Company was $1.9 million.

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

In accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision in May 2007 to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, recorded an obligation of $6.6 million which was the present value of the future obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  During the quarter ended March 28, 2009 and March 29, 2008, the Company recorded $0.1 million in interest associated with the asset retirement obligation and as of March 28, 2009 and December 27, 2008, the asset retirement obligation totaled $7.1 million and $7.0 million, respectively.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s Statement of Operations at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

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

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  Effective January 1, 2008, the Company is required to make quarterly contributions under the Pension Protection Act of 2006.  The Company will make four quarterly contributions in 2009 totaling $2.4 million.  As of March 28, 2009, the Company had made one of the four required contributions.  In 1987 the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

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

Accounting for Derivative Instruments
The Company has entered into certain variable-to-fixed interest rate swap contracts and foreign currency forward contracts denominated in Australian Dollars (“AUD”), primarily to hedge against fluctuations in interest rates or foreign currency exchange rates.  The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities─An Amendment of FASB Statement No. 133.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic is based on the weighted average number of common shares outstanding during the period.  Net income (loss) per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilution is the result of outstanding stock options and restricted shares.  For the thirteen weeks ended March 28, 2009 and March 29, 2008, 499,798 and 575,928 options to purchase common stock and restricted shares, respectively, were excluded from the net income (loss) per common share – basic calculation, as they were anti-dilutive.

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

Recent Accounting Statements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which creates a single definition of fair value, along with a conceptual framework to measure fair value and to increase the consistency and the comparability in fair value measurements and in financial statement disclosure.  The Company adopted the required provisions of FAS 157, effective December 30, 2007. The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the  financial statements on a recurring basis (at least annually). The delay was intended to allow the Board and constituents additional time to consider the effect of various implementation issues that had arisen from the application of FAS 157.  The FASB also issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13(“FAS 157-1”), to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company adopted the provisions of FSP FAS 157-1 and FSP FAS 157-2 in the quarter ended March 28, 2009.  The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This FSP became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted this FSP in the fourth quarter of 2008.  The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period impact income tax expense.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted FAS 141 (R) in the quarter ended March 28, 2009.  The required provisions did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted FAS 160 for the quarter ended March 28, 2009.  The required provisions did not have an impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted FAS 161 in the quarter ended March 28, 2009.  Because FAS 161 applies only to financial statement disclosures, it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share.  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively.  The Company adopted FSP 03-6-1 for the quarter ended March 28, 2009.  The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”).  This FSP requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies.  FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  Because FAS 107-1 and APB 18-1 applies only to financial statement disclosures, it will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FAS 157-4 to have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FAS 115-2 to have a material impact on its condensed consolidated financial statements.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases (“FAS 13”), the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during mid-April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The lease, which commenced in April 2009, will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.5 million in the final year of the lease.  In accordance with FAS 13, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 28, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of March 28, 2009, the outstanding letter of credit under this arrangement totaled $5.6 million.

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

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or other treatment in accordance with FAS 144.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  The Company anticipates that long-lived assets utilized in the Philadelphia operations with an aggregate net book value of approximately $20.0 million at June 30, 2007 will not be relocated to the new facilities or sold as a result of the relocation. With respect to the group of assets not expected to be relocated or sold, certain of the assets included in the group had previously estimated useful lives that extended beyond the expected project completion in 2010.  As such, in the quarter ended June 30, 2007, the Company changed its estimate of the remaining useful lives of such assets to be consistent with the time remaining until the end of the project, and accounted for such change in estimate in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  For the thirteen week periods ended March 28, 2009 and March 29, 2008, the change in estimated useful lives of these assets resulted in incremental depreciation of $1.3 million.  The after-tax impact of the incremental depreciation on net income, net income per common share-basic and net income per common share-diluted was $0.8 million, $0.10 per share, and $0.10 per share, respectively, for the thirteen week periods ended March 28, 2009 and March 29, 2008.   The Company expects that the future pre-tax impact of incremental depreciation resulting from the change in useful lives will be approximately $1.3 million per quarter through June 2010, when the new bakery is expected to be fully operational.

As part of the relocation of its Philadelphia operations, the Company expects to eliminate approximately 215 positions.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  During the quarter ended September 27, 2008, the Company recorded a reserve of $1.7 million for estimated future obligations related to postemployment benefits associated with the relocation of its Philadelphia operations.  The cost associated with this reserve was recorded in other income.

3.      Inventories

Inventories are classified as follows (in thousands):

	March 28, 2009	Dec. 27, 2008
Finished goods	$3,173	$2,275
Work in progress	125	109
Raw materials and supplies	4,585	4,806
	$7,883	$7,190

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $35,000 as of March 28, 2009.  At December 27, 2008, there were no reserves established.

4.      Credit Facilities

On September 6, 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania (the “Bank Credit Facility”).  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.  As of March 28, 2009 and December 27, 2008, the outstanding balances under the Bank Credit Facility were $46.6 million and $45.2 million, respectively.

On September 6, 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan 1 and the MELF Loan 2, as defined below.  As of March 28, 2009 and December 27, 2008, the outstanding balances under the PIDC Credit Facility were $12.0 million and $3.0 million, respectively.

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  The Company borrowed $5.0 million under MELF Loan 1 in September 2008 and $5.0 million under MELF Loan 2 in October 2008.  As of March 28, 2009 and December 27, 2008, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.  As of March 28, 2009, the Company was in compliance with the various non-financial and financial covenants included in the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s mid-April 2009 move to its corporate headquarters to the Philadelphia Navy Yard and its planned move of the Philadelphia manufacturing facility to new facilities to be constructed at the Philadelphia Navy Yard, along with working capital needs.

5.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.   These contracts are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the Statement of Operations.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of March 28, 2009, the notional value of the swap was $8.5 million.  As of March 28, 2009, the LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or a liability the cumulative change in the fair market value of the derivative instrument, and as of March 28, 2009 and December 27, 2008, the Company recorded a liability of $1.9 million and $1.8 million, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  As of March 28, 2009, the LIBOR rats were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or a liability the cumulative change in the fair market value of the derivative instrument, and as of March 28, 2009 and December 27, 2008, the Company recorded a liability of $0.3 million.

The table below summarizes the derivative instruments which were designated as cash flow hedges under FAS No. 133 as of March 28, 2009 (in thousands):

	US $ Notional Amount	Net gain (loss)recognized in Accumulated Other Comprehensive Income	Net gain (loss) from Accumulated Other Comprehensive Income to Interest Expense

Interest rate swaps	$16,500	$(157)	$(98)

The table below summarizes the derivative instruments which were designated as cash flow hedges under FAS No. 133 as of March 29, 2008 (in thousands):

	US $ Notional Amount	Net gain (loss) recognized in Accumulated Other Comprehensive Income	Net gain (loss) from Accumulated Other Comprehensive Income to Interest Expense

Interest rate swaps	$8,500	$(322)	$(8)

As part of the construction of its new manufacturing facility, the Company entered into commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts are accounted for as fair value foreign currency hedges in accordance with FAS 133.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the Statement of Operations, with the corresponding asset and liability recorded on the Balance Sheet.

As of March 28, 2009 and December 27, 2008, the notional principle of outstanding foreign currency forward contracts designated as hedges was $3.2 million AUD ($2.3 million USD) and $5.3 million AUD ($3.6 million USD), respectively.  As of March 28, 2009 and December 27, 2008, the net change in fair value of both the commitment and the forward currency contracts was $0.2 million and $0.6 million, respectively.

Derivative instruments designated as hedging instruments under FAS No. 133 are reflected in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 28, 2009
	Balance Sheet Location	Fair value

Interest rate swaps	Accrued other liabilities	$(2,246)
Foreign currency hedges	Prepayments and other	49
Foreign currency hedges	Other accrued liabilities	(60)
Foreign currency hedges	Accrued other liabilities	(124)

The Company holds foreign currency forward contracts, which were originally entered into to hedge the risk of foreign currency fluctuations associated with commitments denominated in AUD, however, during the quarter ended March  28, 2009 these forward contracts were determined to be no longer designated as hedging instruments.  A summary of the original derivatives which were de-designated, as well as the new derivatives which offset the exposure of these derivatives is as follows (in thousands):

Foreign Currency Forward Contracts	US $ Notional Amount	Amount of gain (loss) recognized in Accumulated Other Comprehensive Income

Buy foreign currency contracts	$2,724	$(247)
Buy foreign currency contracts	162	(18)
Buy foreign currency contracts	162	(18)
Buy foreign currency contracts	162	(18)
Buy foreign currency contracts	162	(19)
Buy foreign currency contracts	162	(19)
Sell foreign currency contracts	(1,635)	(64)
Sell foreign currency contracts	(1,090)	(40)
Sell foreign currency contracts	(486)	(19)
Sell foreign currency contracts	(324)	(12)
Total buy/sell foreign currency contracts		$(474)

For the quarter ended March 28, 2009, gains and losses on these derivative instruments, which net to $0, were included in the Condensed Consolidated Statement of Operations under the caption “Other Income, net”.

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

6.      Fair Value Measurements

As described in Note 1, the Company adopted FAS 157 on December 30, 2007.  FAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at March 28, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,246)	$—	$(2,246)	$—
Foreign currency forward contracts	(474)	—	(474)	—
Foreign currency hedges	49	—	49	—
Foreign currency hedges	(184)	—	(184)	—
Total financial instruments owned	$(2,855)	$—	$(2,855)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 27, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of Dec. 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,089)	$—	$(2,089)	$—
Foreign currency hedges	(585)	—	(585)	—
Total financial instruments owned	$(2,674)	$—	$(2,674)	$—

7.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit (“DB”) Retirement Plan (the “DB Plan”) providing retirement benefits.  Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement.  In December 2004, the Company announced to its employees that it was amending the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”), however, there are no current employees earning benefits under this plan.  See Note 8 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “Director Plan”).  The benefit amount is the annual cash retainer in the year of retirement.

Effective February 15, 2007, benefit accruals under the Directors’ Retirement Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the Director Retirement Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to the director’s account equivalent in value to $4,000 on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

The components of the DB Plan, DB SERP, and DB Directors’ Retirement Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended
	3/28/09	3/29/08
Service cost-benefits earned during the quarter	$-	$-
Interest cost on projected benefit obligation	1,246	1,234
Expected return on plan assets	(959)	(1,301)
Prior service cost amortization	(4)	(4)
Actuarial loss recognition	13	16

Net DB pension amount charged to income (expense)	$296	$(55)

Under the Pension Protection Act of 2006, the Company made a $0.6 million contribution to the previously frozen DB Plan for the quarter ended March 28, 2009.  During 2009, the Company will make four quarterly cash contributions. There is an aggregate minimum required cash contribution to the DB Plan in fiscal 2009 of $2.4 million.

8.      Defined Contribution Retirement Plans

The Company maintains a funded Defined Contribution (“DC”) Retirement Plan (the “DC Plan”), which replaced the benefits provided in the DB Plan.  Under the DC Plan, the Company makes weekly cash contributions into individual accounts for all eligible employees.  These contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year.  All employees receive contributions that range from 2.0% to 5.0% of covered compensation relative to their point totals.  Employees at March 27, 2005, who had 20 years of service or 10 years of service and 60 points, received an additional “grandfathered” contribution of between 1.5% and 3.5% of salary. The “grandfathered” contribution percentage was fixed as of March 27, 2005, and is paid weekly with the regular contribution until those covered employees retire or separate from the Company.  These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

The Company also maintains the Tasty Baking Company 401(k) and the Company Funded Retirement Plan (the “Retirement Plan”).  In the Retirement Plan, all participants receive a Company match of 50.0% of their elective deferrals that do not exceed 4.0% of their compensation as defined in the Retirement Plan.  Under the Retirement Plan, the waiting period for participation has been eliminated and participants are offered a broad array of investment choices.

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

Components of DC pension amounts charged to income (in thousands):

	Thirteen Weeks Ended
	3/28/09	3/29/08
Funded retirement plan	$443	$482
Defined contribution SERP	72	97

Net DC pension amount charged to income	$515	$579

9.      Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company has historically provided certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB).  These benefits have been provided through contracts with insurance companies and health service providers.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20,000.  Since January 2006, the Company has provided subsidized medical benefits for its retirees and their dependents who had not yet reached age 65.  In December of 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company set the benefits’ cessation date as December 1, 2009.  This plan amendment and curtailment resulted in the Company recording $7.8 million in income in the fourth quarter of 2008.  Approximately $4.7 million of the $7.8 million in income was recorded in fixed manufacturing costs, with the remainder of approximately $3.1 million recorded as a component of selling, general and administrative expenses.

Life insurance for individuals retiring before January 1, 2006 at Company group rates is capped at $20,000 of coverage.  Incumbent retirees who purchase coverage in excess of $20,000 and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit for which the Company incurs no liability.

Components of net periodic postretirement benefit cost (benefit) (in thousands):

	Thirteen Weeks Ended
	3/28/09	3/29/08
Service cost	$-	$91
Interest cost	43	116
Amortization of unrecognized prior service cost	(199)	(458)
Amortization of unrecognized gain	-	-

Total FAS 106 net postretirement benefit	$(156)	$(251)

Estimated company contributions for the thirteen weeks ended March 28, 2009 and March 29, 2008 were $0.4 million and $0.2 million, respectively.

10.           Stock Compensation

At the 2006 Annual Meeting of Shareholders of the Company held on May 11, 2006, the Company's shareholders approved the Tasty Baking Company 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted by the Board on March 24, 2006.  The aggregate number of shares available for grant under the Plan is 120,600 shares of the Company’s common stock as of March 28, 2009.

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

The Company also has an active 2003 Long-Term Incentive Plan (the “2003 Plan”).  The aggregate number of shares available for grant under the 2003 Plan is 42,478 as of March 28, 2009.  The terms and conditions of the 2003 plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 and the 1997 Long-Term Incentive Plans.

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

A summary of stock options as of March 28, 2009, is presented below:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at Dec. 27, 2008	322	$10.38
Granted	-	-
Forfeited	(5)	11.50		-
Exercised	-	-
Outstanding at March 28, 2009	317	$10.36	4.12	$765
Options exercisable at March 28, 2009	317	$10.36	4.12	$765

As of March 28, 2009, there was no unrecognized compensation related to nonvested stock options, as all options are fully vested.  For the thirteen weeks ended March 28, 2009, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options in the thirteen weeks ended March 28, 2009 or March 29, 2008.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of March 28, 2009, is presented below:

	Shares (000’s)	Weighted Average Fair Value
Nonvested at December 27, 2008	417	$6.07
Granted	100	4.08
Forfeited	-	-
Exercised	-	-
Nonvested at March 28, 2009	517	$5.69

As of March 28, 2009, there was $1.8 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.67 years.

11.           Income Taxes

The Company’s effective tax rate was 20.8% and 24.5% for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.  The Company’s effective tax rate can differ from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.  Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.  For the thirteen weeks ended March 29, 2008, the Company recorded $0.2 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

12.           Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, is comprised as follows (in thousands):

	Thirteen Weeks Ended
	3/28/09	3/29/08
Net income (loss)	$(70)	$(959)
Other comprehensive income (loss)
Pension plan	5	7
Other postretirement benefits	(251)	(275)
Change in unrealized gain (loss)
on derivative instruments	(75)	(193)
Total other comprehensive income (loss)	(321)	(461)
Total comprehensive income (loss)	$(391)	$(1,420)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Mar. 28, 2009	Dec. 27, 2008
Pension plan	$(5,322)	$(5,327)
Unrealized gain (loss) on derivative instruments	(1,347)	(1,273)
Other postretirement benefits	749	1,001
Total comprehensive income (loss)	$(5,920)	$(5,599)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended March 28, 2009

Overview

Net loss for the first quarter of 2009 was $0.1 million or $0.01 per fully-diluted share as compared to a net loss of $1.0 million of $0.12 per fully-diluted share in the first quarter of 2008.  Net loss for the first quarter of both 2009 and 2008 included $0.8 million, or $0.10 per common share, of incremental depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present Philadelphia manufacturing and distribution facilities.

Sales

Gross sales increased 11.0% in the first quarter of 2009 on a volume increase of 2.4% compared to the same period in the prior year.  Net sales in the first quarter of 2009 increased 7.8% versus the comparable period in 2008 driven by a 3.6% increase in Non-Route net sales and a 9.1% increase in Route net sales.  Route net sales benefited from higher volumes, increased selling prices, and balanced performance across all major product categories, as well as changes in the Company’s promotional strategy.  In addition, the increase in Route net sales was partially attributable to the shift in the timing of the Easter holiday to the second quarter of 2009 from its occurrence in the first quarter of 2008 .  Non-Route net sales increased due to higher sales volumes with third-party distributors, as well as the impact from higher selling prices in the first quarter of 2009, as compared to the prior year.

Cost of Sales

Cost of sales for the first quarter of 2009 increased 3.9% versus the first quarter of 2008 on a unit volume increase of 2.4%.  The increase in cost of sales was driven by the impact of higher volume in the first quarter of 2009 as compared to the same period in 2008, combined with a $0.6 million increase in variable manufacturing expenses, including higher packaging and ingredient costs.

Gross Margin

Gross margin increased 2.5 percentage points to 28.2% of net sales in the first quarter of 2009 from 25.7% of net sales in the first quarter of 2008.  The increase in gross margin was primarily attributable to higher product selling price which contributed approximately 4.3 percentage points of gross margin improvement over the first quarter of 2008.  Partially offsetting the increase were higher variable manufacturing costs, including packaging and ingredient costs, as well as higher depreciation expense resulting from investments associated with the transition to the new manufacturing and distribution facility.

Selling, General and Administrative Expenses

Selling, general and administrative expense in the first quarter of 2009 increased 5.7% or $0.7 million versus the comparable period in 2008.  This increase was primarily due to higher incentive compensation costs, including equity based compensation, as compared to the same period in the prior year.  When measured as a percentage of net sales, selling, general and administrative expenses declined to 27.5% in the first quarter of 2009 compared to 28.1% in the same quarter of 2008.

Interest

Interest expense increased by $0.1 million to $0.6 million in the first quarter of 2009 from $0.5 million in the first quarter of 2008, primarily due to increased interest expense associated with borrowings related to expenditures for the Company’s new manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense

Other income, net, remained relatively constant at $0.2 million in the first quarter of 2009 compared to the first quarter of 2008.

Taxes

The effective income tax rate for state and federal taxes was 20.8% and 24.5% for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.  For the quarter ended March 29, 2008, the Company recorded $0.2 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

Liquidity and Capital Resources

Current assets at March 28, 2009 were $37.6 million compared to $34.7 million at December 27, 2008, and current liabilities at March 28, 2009 were $30.1 million compared to $23.7 million at December 27, 2008.   The increase in current assets was driven by an increase in accounts receivable of $1.4 million resulting from higher sales as compared to the prior quarter as well as a $0.8 million increase in prepayments and a $0.7 million increase in inventories. The $6.4 million increase in current liabilities was due to an increase in accounts payable of $5.1 million resulting primarily from an increase in obligations related to the construction of the Company’s new manufacturing and distribution facility.

During 2009, the Company expects to make payments on its long-term debt obligations incurred in connection with the Company’s new manufacturing and distribution facility of approximately $1.8 million.  During the first quarter of 2009, the Company made payments on long-term debt of approximately $0.5 million.  In addition, during fiscal 2009 the Company is required, under the Pension Protection Act of 2006, to make $2.4 million in quarterly cash contributions of $0.6 million to the DB Plan.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases (“FAS 13”), the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during mid-April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The lease, which commenced in April 2009, will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.5 million in the final year of the lease.  In accordance with FAS 13, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 28, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of March 28, 2009, the outstanding letter of credit under this arrangement totaled $5.6 million.

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

On September 6, 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  The Company borrowed $5.0 million under MELF Loan 2 in October 2008.  As of March 28, 2009, the Company was in compliance with the various non-financial and financial covenants included in the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of March 28, 2009, the notional value of the swap was $8.5 million.  As of March 28, 2009, the LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of that date.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of March 28, 2009, the Company recorded a liability of $1.9 million.  In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of March 28, 2009.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of March 28, 2009, the Company recorded a liability of $0.3 million.

Net cash used for investing activities for the thirteen weeks ended March 28, 2009 was $14.4 million, which included $14.3 million of capital expenditures primarily related to investments in the Company’s new manufacturing and distribution facility.

Net cash from financing activities for the thirteen weeks ended March 28, 2009 totaled $10.4 million, driven by a $10.5 million increase in long-term debt primarily due to investments in the Company’s new manufacturing and distribution facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2008 (“2008 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first quarter of 2009 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including but not limited to those under the heading  “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.  Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of words such as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about relocating operations and the funding thereof, legal proceedings, competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, employee productivity, availability of capital, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to lease and fit-out a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2008 Form 10-K, “Item 1A, Risk Factors.”  There can be no assurance that the new manufacturing facility described herein will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 28, 2009.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2009.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended March 28, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TASTY BAKING COMPANY
(Company)

May 4, 2009	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)