Form 10-Q
period 2009-06-27
TASTY BAKING CO
filed 2009-08-03
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the thirteen weeks ended June 27, 2009

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
YES ☐  NO ☒

There were 8,577,285 shares of Common Stock outstanding as of July 31, 2009.

TASTY BAKING COMPANY AND SUBSIDIARIES

INDEX

Part I.    FINANCIAL INFORMATION
Item 1.           Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Gross sales	$78,532	$72,180	$155,461	$141,473
Less discounts and allowances	(31,575)	(27,586)	(62,341)	(54,058)
Net sales	46,957	44,594	93,120	87,415
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	27,451	29,192	57,372	57,986
Depreciation	3,320	3,069	6,559	6,099
Selling, general and administrative	12,376	11,993	25,071	24,004
Interest expense	545	508	1,150	964
Other income, net	(175)	(193)	(383)	(392)
	43,517	44,569	89,769	88,661
Income (loss) before provision for
income taxes	3,440	25	3,351	(1,246)

Provision for income taxes	1,095	(50)	1,077	(362)

Net income (loss)	$2,345	$75	$2,274	$(884)

Average common shares outstanding:
Basic	8,062	8,043	8,060	8,041
Diluted	8,062	8,043	8,060	8,041

Per share of common stock:

Net income (loss):
Basic	$0.27	$0.01	$0.27	$(0.11)
Diluted	$0.27	$0.01	$0.27	$(0.11)

Cash dividend	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (Unaudited)
 (000’s)

	For the Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008

Cash flows from (used for) operating activities
Net income (loss)	$2,274	$(884)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	6,559	6,099
Amortization	183	188
Asset retirement obligation interest	195	184
Defined benefit pension expense	626	(188)
Pension contributions	(1,211)	(640)
(Increase) decrease deferred taxes	1,407	(623)
Post retirement medical	(4,027)	(851)
Other	1,931	(234)
Changes in assets and liabilities:
Increase in receivables	(321)	(1,554)
(Increase) decrease in inventories	(204)	272
Decrease (increase) in prepayments, deferred taxes and other	520	(1,407)
Increase in accrued taxes	(432)	79
Decrease in accounts payable, accrued payroll and other current liabilities	(527)	(1,531)

Net cash from (used for) operating activities	6,973	(1,090)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(29,654)	(13,609)
Independent sales distributor loan repayments	1,361	1,502
Loans to independent sales distributors	(1,270)	(1,660)
Other	(166)	(46)

Net cash used for investing activities	(29,729)	(13,813)

Cash flows from (used for) financing activities
Dividends paid	(850)	(829)
Increase in long-term debt	78,132	62,027
Payment on long-term debt	(54,859)	(49,155)
Net increase in cash overdraft	369	2,832

Net cash from financing activities	22,792	14,875

Net increase in cash and cash equivalents	36	(28)

Cash and cash equivalents, beginning of year	58	57

Cash and cash equivalents, end of period	$94	$29

Supplemental cash flow information
Non-cash capital expenditures	$2,150	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	June 27, 2009	December 27, 2008
Assets
Current assets:
Cash and cash equivalents	$94	$58
Receivables, less allowance of $3,334 and $2,862, respectively	21,865	21,519
Inventories	7,394	7,190
Deferred income taxes	2,707	2,707
Prepayments and other	2,929	3,200
Total current assets	34,989	34,674
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	54,554	52,052
Machinery and equipment	136,102	132,609
Construction in progress	62,515	37,412
	254,604	223,506
Less accumulated depreciation and amortization	131,399	125,218
	123,205	98,288
Other assets:
Long-term receivables from independent sales distributors	9,701	9,817
Deferred income taxes	12,644	13,088
Miscellaneous	3,161	3,330
	25,506	26,235
Total Assets	$183,700	$159,197

Liabilities
Current liabilities:
Accounts payable	$8,748	$7,641
Accrued payroll and employee benefits	6,175	5,182
Cash overdraft	3,139	2,770
Current obligations under capital leases	902	720
Notes payable, banks and current portion of long-term debt	1,000	1,000
Reserve for restructure	1,652	-
Other current liabilities	5,467	6,419
Total current liabilities	27,083	23,732

Accrued pension	27,901	27,921
Asset retirement obligation	7,244	7,050
Long-term debt	80,093	57,194
Long-term obligations under capital leases, less current portion	1,391	1,199
Postretirement benefits other than pensions	-	2,226
Reserve for restructure	-	1,652
Other non-current liabilities	6,620	5,256
Total liabilities	150,332	126,230

Shareholders' equity
Accumulated other comprehensive income (loss)	(6,949)	(5,599)
Capital in excess of par value of stock	28,386	28,699
Common stock, par value $0.50 per share, and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,579 shares
Retained earnings	18,077	16,653
Treasury stock, at cost	(10,704)	(11,344)
Total shareholders' equity	33,368	32,967

Total Liabilities and Shareholders' Equity	$183,700	$159,197

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

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results of operations for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

Use of Estimates
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

Concentration of Credit
The Company has, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables.  Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third-party distributors.  For route sales, the Company sells to independent sales distributors who, in turn, sell to retailers.  Revenue from sales to independent sales distributors is recognized upon receipt of the product by the distributor.  For sales made directly to a customer or a third-party distributor, revenue is recognized upon receipt of the products by the retailer or third-party distributor.

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake® products in defined geographic territories.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new geographic areas.  Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to repurchase a route but may choose to do so to facilitate a change in route ownership.

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than its net carrying value. As of June 27, 2009 and December 27, 2008, the net carrying values of sales distribution routes owned by the Company were $2.0 million and $1.9 million, respectively.

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

Property and Depreciation
Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the applicable lease term, when appropriate.  Buildings and improvements, machinery and equipment, and vehicles are depreciated over thirty-nine years, seven to fifteen years, and five to ten years, respectively, except where a shorter useful life is necessitated by the Company’s decision to relocate its Philadelphia operations.  Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  Capitalized computer hardware and software is depreciated over five years.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, recorded an obligation of $6.6 million which was the present value of the future obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  During the thirteen and twenty-six weeks ended June 27, 2009, the Company recorded $0.1 million and $0.2 million in interest associated with the asset retirement obligation, respectively.  Also, during the thirteen and twenty-six weeks ended June 28, 2008, the Company recorded $0.1 million and $0.2 million in interest associated with the asset retirement obligation, respectively.   As of June 27, 2009 and December 27, 2008, the asset retirement obligation totaled $7.2 million and $7.0 million, respectively.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s statements of operations at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

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

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There is no statements of operations impact related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or as required by Statement of Position 93-7, Reporting on Advertising Costs.  Marketing costs are included as a part of selling, general and administrative expense.

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

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  Effective January 1, 2008, the Company was required to make quarterly contributions under the Pension Protection Act of 2006.  The Company will make four quarterly contributions in 2009 totaling $2.4 million.  As of June 27, 2009, the Company had made two of the four required contributions.  In 1987 the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

The Company accrues normal periodic pension expense or income during the year based upon certain assumptions and estimates.  These estimates and assumptions include discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover.  In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be and have been volatile.  The use of estimates and assumptions, market volatility and the Company’s election to immediately recognize all gains and losses in excess of its pension corridor in the current year may cause the Company to experience significant changes in its pension expense or income from year to year.  Expense or income that falls outside the corridor is recognized only in the fourth quarter of each year.

In accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company maintains a liability on its balance sheet equal to the under-funded status of its defined benefit and other postretirement benefit plans.

Accounting for Derivative Instruments
The Company has entered into certain variable-to-fixed interest rate swap contracts and foreign currency forward contracts denominated in Australian Dollars (“AUD”) to hedge against fluctuations in interest rates and foreign currency exchange rates, respectively.  The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ─ An Amendment of FASB Statement No. 133.

Treasury Stock
Treasury stock is recorded at cost.  Cost is determined by the FIFO method.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen and twenty-six weeks ended June 27, 2009 options to purchase common stock totaling 317,075 and 317,200, respectively, were not included in the calculation of net income per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.  For the thirteen and twenty-six weeks ended June 28, 2008 options to purchase common stock totaling 437,446 and 438,421, respectively, were not included in the calculation of net income per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares

Net income (loss)	$2,345		$75		$2,274		$(884)
Less:
Income attributable to participating securities	(145)		(14)		(128)		(25)
Net income (loss) available for common shareholders	$2,200		$61		$2,146		$(909)

Net income (loss) per common share - basic	0.27	8,062	0.01	8,043	0.27	8,060	(0.11)	8,041

Net income (loss) per common share - diluted	0.27	8,062	0.01	8,043	0.27	8,060	(0.11)	8,041

The Company has determined that the calculation of net income per common share – basic includes all securities that are also required by the net income per common share – diluted calculation, and therefore are the same for all periods presented.

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

Recent Accounting Statements
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP permits a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the  financial statements on a recurring basis (at least annually). The delay was intended to allow the Board and constituents additional time to consider the effect of various implementation issues that had arisen from the application of FAS 157.  The FASB also issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FAS 157-1”), to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157 in February 2008.  The Company adopted the provisions of FSP FAS 157-1 and FSP FAS 157-2 in the quarter ended March 28, 2009.  The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period impact income tax expense.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted FAS 141 (R) in the quarter ended March 28, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted FAS 160 for the quarter ended March 28, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted FAS 161 in the quarter ended March 28, 2009.  Because FAS 161 applies only to financial statement disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share.  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively.  The Company adopted FSP 03-6-1 for the quarter ended March 28, 2009.  For the thirteen and twenty-six weeks ended June 27, 2009, the adoption of the required provisions resulted in a reduction in earnings per share – basic and earnings per share – diluted of approximately 2 cents and 1 cent, respectively.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”).  This FSP requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies.  FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FAS 107-1 and APB 28-1 in the quarter ended June 27, 2009.  Because FAS 107-1 and APB 18-1 applies only to financial statement disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FAS 157-4 in the quarter ended June 27, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FAS 115-2 and FAS 124-2 in the quarter ended June 27, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  FAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date.  FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS 165 in the second quarter ending June 27, 2009.  The adoption did not have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 166”), which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. FAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of FAS 166 is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  FAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“FAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  FAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As FAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements.  The Company will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases (“FAS 13”), the Company will recognize the rental expenses associated with the operating lease on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The office lease provides for no rent payments during the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.5 million in the final year of the lease.  In accordance with FAS 13, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 27, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in December 2009.  As of June 27, 2009, the outstanding letter of credit under this arrangement totaled $5.2 million.

In addition to the facility leases, the Company is purchasing high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

The Company accounts for disposal and exit activities in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and FAS 144.  To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs as described in FAS 146.

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or held-for-sale classification in accordance with FAS 144.  The estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups, and as such, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  The Company anticipates that certain long-lived assets utilized in the Philadelphia operations will not be relocated to the new facilities or sold as a result of the relocation.  The remaining useful lives of these assets are consistent with the time remaining until the completion of the relocation of the Company’s operations.

The Company expects to eliminate approximately 215 positions in connection with the relocation of its Philadelphia operations.  While the Company hopes to achieve this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits accounted for under FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.  The Company has a reserve of $1.7 million for estimated future obligations related to postemployment benefits associated with the relocation of the Company’s Philadelphia operations as of June 27, 2009 and December 27, 2008.

3.      Inventories

Inventories are classified as follows (in thousands):
	June 27,	December 27,
	2009	2008
Finished goods	$2,793	$2,275
Work in progress	109	109
Raw materials and supplies	4,492	4,806
	$7,394	$7,190

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories totaling $43 thousand as of June 27, 2009.  At December 27, 2008, there were no reserves established for obsolete and slow-moving inventories.

4.      Credit Facilities

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.  As of June 27, 2009 and December 27, 2008, the outstanding balances under the Bank Credit Facility were $59.1 million and $45.2 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the MELF Loan 1 and the MELF Loan 2, as defined below.  As of June 27, 2009 and December 27, 2008, the outstanding balances under the PIDC Credit Facility were $12.0 million and $3.0 million, respectively.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  As of June 27, 2009 and December 27, 2008, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of June 27, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

In September 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters to the Philadelphia Navy Yard and its planned move of its Philadelphia manufacturing facility to new facilities currently under construction at the Philadelphia Navy Yard, along with working capital needs.

5.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges in accordance with FAS 133. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the statements of operations.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of June 27, 2009, the notional value of the swap was $8.5 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of June 27, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $1.6 million and $1.8 million as of June 27, 2009 and December 27, 2008, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of June 27, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $0.3 million as of June 27, 2009 and December 27, 2008.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts are accounted for as foreign currency fair value hedges in accordance with FAS 133.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments are recorded currently in the statements of operations, with the corresponding asset and liability recorded on the balance sheets.

As of June 27, 2009 and December 27, 2008, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.5 million AUD ($1.2 million USD) and 5.3 million AUD ($3.6 million USD), respectively.

The Company holds foreign currency forward contracts, which were originally entered into to hedge the risk of foreign currency fluctuations associated with commitments denominated in AUD; however, during the twenty-six weeks ended June 27, 2009 certain of these forward contracts were determined to be no longer designated as hedging instruments.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended		Twenty-six Weeks Ended
	Income Statement	June 27,	June 28,	June 27,	June 28,
	Location	2009	2008	2009	2008
Cash Flow Hedges
Interest Rate Swaps

Net gain (loss) recognized in accumulated other comprehensive income		$367	$1,049	$210	$727

Net gain (loss) reclassified from accumulated other comprehensive income to interest expense	Interest expense	(108)	(75)	(206)	(83)

Fair Value Hedges
Foreign currency forward contracts
Net gain (loss) recognized in other income, net	Other income, net	142	248	603	389

Foreign currency fair value hedges are entered into against foreign currency fluctuations of firm commitments.  Amounts recognized in interest expense associated with these fair value hedges is fully offset by foreign currency fluctuations of the firm commitments also recognized as other income, net.

In addition to the derivative instruments described above, the Company has entered into foreign currency forward contracts that are not designated as hedging activities.  These forward contracts do not have any impact on net income as the Company has entered into equal and offsetting buy and sell contracts and changes in fair value are fully offsetting within the other income, net line of the statements of operations.

Derivative instruments accounted for in accordance with FAS 133 are reflected in the condensed consolidated balance sheets as follows (in thousands):

		June 27,	December 27,
	Balance Sheet Location	2009	2008

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(1,879)	$(2,089)
Foreign currency hedges	Prepayments and other	18	—
Foreign currency hedges	Other current liabilities	—	(382)
Foreign currency hedges	Other non-current liabilities	—	(203)

Non-hedging derivative instruments
Foreign currency forward contracts	Other current liabilities	(401)	—

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

6.      Fair Value Measurements

The Company discloses certain fair value measurements in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at June 27, 2009 (in thousands):

		Fair Value Measurement Using
Description	Balance as of June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(1,879)	$—	$(1,879)	$—
Foreign currency forward contracts	(401)	—	(401)	—
Foreign currency hedges	18	—	18	—
Total financial instruments owned	$(2,262)	$—	$(2,262)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 27, 2008 (in thousands):

		Fair Value Measurement Using
Description	Balance as of December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,089)	$—	$(2,089)	$—
Foreign currency hedges	(585)	—	(585)	—
Total financial instruments owned	$(2,674)	$—	$(2,674)	$—

As of June 27, 2009 and December 27, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

7.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit Retirement Plan (the “DB Plan”) providing retirement benefits.  Benefits under this DB Plan are generally based on the employees’ years of service and compensation during the years preceding retirement.  The Company amended the DB Plan to freeze benefit accruals effective March 26, 2005.   The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”), however, there are no current employees earning benefits under this plan.  See Note 8 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “DB Director Plan”).  The benefit amount is the annual cash retainer in the year of retirement, but not less than $16 thousand for Directors serving on December 31, 1993.

Effective February 15, 2007, benefit accruals under the DB Director Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the DB Director Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit deferred stock units (“DSUs”) to the director’s account equivalent in value to $4 thousand on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	1,272	1,271	2,519	2,505
Expected return on plan assets	(952)	(1,235)	(1,911)	(2,536)
Amortization of prior service cost	(4)	(4)	(8)	(8)
Actuarial loss recognition	13	16	26	32

Net DB pension amount charged / (credited) to income	$329	$48	$626	$(7)

The Company made cash contributions totaling $0.6 million and $1.2 million to the frozen DB Plan for the thirteen and twenty-six weeks ended June 27, 2009, respectively, in accordance with the Pension Protection Act of 2006.  During 2009, the Company will make aggregate minimum required cash contributions to the DB Plan in four quarterly installments totaling $2.4 million.

8.      Defined Contribution Retirement Plans

The Company maintains the Tasty Baking Company 401(k) and Company Funded Retirement Plan (the “DC Retirement Plan”) which has two separate benefits.  The first benefit in the Retirement Plan is a funded Defined Contribution Retirement Plan (the “DC Plan”), which is offered in lieu of the benefits previously provided in the now frozen DB Plan. Under the DC Plan, the Company makes weekly cash contributions into individual accounts for all eligible employees.  These contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year.  All employees receive contributions that range from 2.0% to 5.0% of covered compensation relative to their point totals.  Employees at March 27, 2005, who had 20 years of service or 10 years of service and 60 points, received an additional “grandfathered” contribution between 1.5% and 3.5% of salary.  The “grandfathered” contribution percentage is paid weekly with the regular contribution until those covered employees retire or separate from the Company.  These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

The second benefit in the DC Retirement Plan is a 401(k) Plan.  Under the 401(k) Plan, all participants receive a Company match of 50.0% of their elective deferrals that do not exceed 4.0% of their covered compensation as defined in the 401(k) Plan.  Effective June 27, 2009, the Company suspended the Company’s 401(k) matching contribution for the remainder of fiscal 2009 for all employees who participate in the program.

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.

The components of the defined contribution retirement plans included in the Company’s statements of operations are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
DC plan	$431	$322	$874	$804
DC SERP	72	96	144	193
Net defined contribution retirement plan amount
charged to income	$503	$418	$1,018	$997

9.      Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company has historically provided certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (“OPEB”).  These benefits have been provided through contracts with insurance companies and health service providers.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20 thousand.  Since January 2006, the Company provided subsidized medical benefits for its retirees and their dependents who had not yet reached age 65.  In December 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company set the benefits’ cessation date as December 1, 2009.

Life insurance for individuals retiring before January 1, 2006 was capped at $20 thousand of coverage.  Incumbent retirees who purchase coverage in excess of $20 thousand and all new retirees after January 1, 2006 paid age based rates for their life insurance benefit for which the Company incurs no liability.  In June 2009, the Company made a decision to cease providing life insurance benefits for its retirees and terminated the plan.  The associated plan amendment and curtailment resulted in the Company recording approximately $3.7 million in income in the second quarter of 2009.  Approximately $2.2 million of the $3.7 million was recorded as a reduction in cost of sales, with the remainder of approximately $1.5 million recorded as an offset to selling, general and administrative expenses.

The components of net postretirement benefit are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service Cost	$-	$90	$-	$181
Interest Cost	42	116	85	232
Amortization of unrecognized prior service cost (benefit)	(199)	(457)	(398)	(915)
Amortization of unrecognized gain	-	-	-	-
Curtailment benefit	(3,717)	-	(3,717)	-
Total OPEB net postretirement benefit	$(3,874)	$(251)	$(4,030)	$(502)

Payments made in connection with the OPEB plans totaled $0.3 million and $0.3 million, for the twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively.

10.           Stock Compensation

The Company maintains a 2006 Long-Term Incentive Plan (the “2006 Plan”).  The aggregate number of shares available for grant under the 2006 Plan is 120,600 shares of the Company’s common stock as of June 27, 2009.

The 2006 Plan authorizes the Compensation Committee (the “Committee”) of the Board to grant awards of stock options, stock appreciation rights, unrestricted stock, restricted stock (“RSA”) (including performance restricted stock) and performance shares to employees, directors and consultants or advisors of the Company.  The option price is determined by the Committee and, in the case of incentive stock options, will be no less than the fair market value of the shares on the date of grant.  Options lapse at the earlier of the expiration of the option term specified by the Committee (not more than ten years in the case of incentive stock options) or three months following the date on which employment with the Company terminates.

The Company also maintains a 2003 Long-Term Incentive Plan (the “2003 Plan”).  The aggregate number of shares available for grant under the 2003 Plan is 37,710 as of June 27, 2009.  The terms and conditions of the 2003 plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options and RSAs outstanding under the 1994 and the 1997 Long-Term Incentive Plans.

Notwithstanding the vesting and termination provisions described above, the Company entered into Change of Control Agreements and Employment Agreements with certain executive officers, whereby upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately.  Additionally, under the terms of those agreements, shares granted as RSAs may vest after termination of employment in certain circumstances.

Stock options as of June 27, 2009, are summarized as follows:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at December 27, 2008	322	$10.38
Granted	-	-
Forfeited	(5)	11.50
Exercised	-	-

Outstanding at March 28, 2009	317	$10.36	4.12	$765
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding at June 27, 2009	317	$10.36	3.88	$765

Options exercisable at March 28, 2009	317	$10.36	4.12	$765
Options exercisable at June 27, 2009	317	$10.36	3.88	$765

As of June 27, 2009, there was no unrecognized compensation related to nonvested stock options, as all options were fully vested.  For the thirteen weeks ended June 27, 2009, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the condensed consolidated statements of operations for stock options in the thirteen and twenty-six weeks ended June 27, 2009 or June 28, 2008.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of June 27, 2009, is presented below:

	Shares (000’s)	Weighted Average Fair Value

Nonvested at December 27, 2008	417	$6.07
Granted	100	4.08
Forfeited	-	-
Exercised	-	-

Nonvested at June 27, 2009	517	$5.69

As of June 27, 2009, there was $1.7 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.42 years.

11.           Income Taxes

The Company’s effective tax rate was 31.8% and (200.0%) for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively, and 32.1% and 29.0% for the twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively. The Company’s effective tax rate differs from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.  Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.  During the quarter ended June 27, 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand, which reduced the Company’s effective tax rate for the periods presented.  For the thirteen and twenty-six weeks ended June 28, 2008, the Company recorded $0.1 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

12.           Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net income / (loss)	$2,345	75	$2,274	$(884)
Other comprehensive income / (loss)
Pension plan	(500)	(57)	(494)	(50)
Other postretirement benefits	(749)	(275)	(1,001)	(549)
Change in unrealized gain
on derivative instruments	220	629	145	436

Total other comprehensive income / (loss)	(1,029)	297	(1,350)	(163)
Total comprehensive income / (loss)	$1,316	372	$924	$(1,047)

The following table summarizes the components of accumulated other comprehensive (loss) net of tax (in thousands):

	June 27, 2009	December 27, 2008
Pension plan	$(5,821)	$(5,327)
Other postretirement benefits	-	1,001
Unrealized (loss) on derivative instruments	(1,128)	(1,273)
Total accumulated other comprehensive (loss)	$(6,949)	$(5,599)

13.           Subsequent Events

The Company has evaluated any potential subsequent events through August 3, 2009, which coincides with the date the financial statements were filed with the Securities and Exchange Commission.  The Company did not identify any subsequent events requiring accounting or disclosure.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended June 27, 2009 and June 28, 2008

Overview
Net income for the second quarter of 2009 was $2.3 million or $0.27 per fully-diluted share, compared to net income of $0.1 million or $0.01 per fully-diluted share, in the second quarter of 2008.  Net income in the second quarter of 2009 included the impact of the Company’s decision to terminate its postretirement life insurance plan which resulted in income of approximately $2.1 million after-tax.  Additionally, net income for the second quarter of 2009 and 2008 included $0.8 million, or approximately $0.10 per common share, of accelerated depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities.

Sales
Gross sales increased 8.8% in the second quarter of 2009 on a volume increase of 3.0% compared to the same period in the prior year.  Net sales in the second quarter of 2009 increased 5.3% versus the comparable period in 2008 driven by a 4.9% increase in Non-Route net sales and a 5.4% increase in Route net sales.  Route net sales benefited from higher selling prices and increased sales volumes, particularly for the Company’s Family Pack products.  Non-Route net sales increased due to higher sales volumes with direct retail customers and the impact of higher selling prices in the second quarter of 2009 as compared to the same period of the prior year.

Cost of Sales
Cost of sales, excluding depreciation, for the second quarter of 2009 decreased 6.0% or $1.7 million on a unit volume increase of 3.0%.  The decrease in cost of sales was driven by $2.2 million in benefit recorded in connection with the Company’s termination of its postretirement life insurance plan in the second quarter of 2009 as well as a $0.8 million decline in costs for key ingredients and packaging as compared to the second quarter of the prior year.  These benefits were partially offset by the costs associated with the increase in sales volumes combined with an increase in employee related costs, including pension expense, as compared to the prior year period.

During the second quarter of 2009, the Company terminated its postretirement life insurance plan.  As a result of this plan termination, the Company recorded approximately $3.7 million in income in the second quarter of 2009. Approximately $2.2 million or 60% of this benefit was recorded in cost of sales, with the remainder recorded as a component of selling, general and administrative expense.

Depreciation
Depreciation expense increased $0.2 million to $3.3 million in the second quarter of fiscal 2009 from $3.1 million in the second quarter of fiscal 2008.  Included in depreciation expense for the second quarter of both fiscal 2009 and 2008 is approximately $1.3 million of depreciation related to the change in the useful lives of certain assets at the Company’s Philadelphia operations which will not be relocated to the new facility.  The Company expects depreciation resulting from the change in useful lives to remain at approximately $1.3 million quarterly through 2010, when the new facility is expected to be fully operational.

Gross Margin
Gross margin increased 6.8 percentage points to 34.5% of net sales in the second quarter of 2009 from 27.7% of net sales in the second quarter of 2008.  Approximately 4.7 percentage points of the gross margin improvement was attributable to the benefit from the termination of the Company’s postretirement life insurance plan.  In addition, approximately 2.3 percentage points of improvement resulted from higher product net selling prices while reductions in ingredient and packaging costs accounting for 1.6 percentage points of gross margin improvement.  Partially offsetting these improvements were the impact of higher depreciation expense and other employee related costs.

Selling, General and Administrative Expenses
Selling, general and administrative expense in the second quarter of 2009 increased $0.4 million versus the comparable period in 2008.  This increase was mainly attributable to $1.0 million in higher employee related costs, resulting from increases in accrued incentive compensation, equity based compensation and pension related expenses.  Also, contributing to the increase in selling, general and administrative expenses versus the prior year was $0.3 million in non-cash rental expense associated with the new corporate office space at the Philadelphia Navy Yard and a $0.3 million increase in bad debt expense.  These higher costs were only partially offset by an approximate $1.5 million benefit resulting from the termination of the Company’s postretirement life insurance plan in the second quarter of 2009.  When measured as a percentage of net sales, selling, general and administrative expenses declined to 26.4% of net sales in the second quarter of 2009 compared to 26.9% in the second quarter of 2008.

Interest Expense
Interest expense remained relatively constant at $0.5 million for the second quarter of both 2009 and 2008.  The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other Income, Net
Other income, net, remained relatively constant at $0.2 million for the second quarter of both 2009 and 2008.

Taxes
The effective income tax rate for state and federal taxes was 31.8% and (200.0%) for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively.  During the second quarter of 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand which served to reduce the Company’s effective income tax rate from 45.0% to 31.8%.  For the second quarter of 2008, the Company recorded $0.1 million, in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

For the Twenty-six Weeks ended June 27, 2009 and June 28, 2008

Overview
Net income, for the twenty-six weeks ended June 27, 2009 was $2.3 million or $0.27 per fully-diluted share compared to a net loss of $0.9 million or $0.11 per fully-diluted share for the comparable period in 2008.  Net income for the twenty-six weeks ended June 27, 2009 included the impact of the Company’s decision to terminate its postretirement life insurance plan which resulted in approximately $2.1 million of income after-tax.  Additionally, net income for 2009 and 2008 was net of $1.6 million, or approximately $0.20 per common share, of accelerated depreciation, after-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities.

Sales
Gross sales increased 9.9% in the twenty-six weeks ended June 27, 2009 compared to the same period in 2008 on a volume increase of 2.7%.  Net sales in the first twenty-six weeks of 2009 increased 6.5% compared to the prior year period.  This growth was driven by a 7.3% increase in Route net sales, which benefited from balanced growth across all major product categories, and increased selling prices versus the same period a year ago.  Non-Route net sales grew 4.1% in the twenty-six weeks ended June 27, 2009 compared to the same period in the prior year driven primarily by increased sales volume to direct retailers as well as the impact from higher selling prices.

Cost of Sales
Cost of sales for the twenty-six weeks ended June 27, 2009 declined 1.1% or $0.6 million on a volume increase of 2.7% compared to the same period of 2008.  This decline in the cost of sales was driven by approximately $2.2 million benefit recorded in connection with the Company’s termination of its postretirement life insurance plan in the second quarter of 2009 as well as a $0.7 million decline in costs for key ingredients and packaging.  These benefits were largely offset by higher costs associated with the increase in sales volumes in addition to an increase in other fixed and variable manufacturing expenses as compared to the prior year period.

During the second quarter of 2009, the Company terminated its postretirement life insurance plan.  As a result of this plan termination, the Company recorded approximately $3.7 million in income in the second quarter of 2009. Approximately $2.2 million or 60% of this benefit was recorded in cost of sales, with the remainder recorded as a component of selling, general and administrative expense.

Depreciation
Depreciation expense increased $0.5 million to $6.6 million in the first half of fiscal 2009 from $6.1 million in the first half of fiscal 2008.  Included in depreciation expense for the first half of both fiscal 2009 and 2008 is approximately $2.6 million of depreciation related to the change in the useful lives of certain assets at the Company’s Philadelphia operations which will not be relocated to the new facility.  The Company expects incremental depreciation resulting from the change in useful lives to remain at approximately $5.2 million annually through June 2010, when the new facility is expected to be fully operational.

Gross Margin
Gross margin increased 4.6 percentage points to 31.3% of net sales during the first twenty-six weeks of 2009 compared to the same period in 2008.  Approximately 2.4 percentage points of this gross margin improvement was driven by the benefit from the termination of the Company’s postretirement life insurance plan.  In addition, approximately 3.3 percentage points of gross margin improvement was attributable to higher product net selling prices.  Partially offsetting these improvements were higher depreciation expense as well as increased other fixed and variable manufacturing costs.

Selling, General and Administrative Expenses
Selling, general and administrative expense for the twenty-six weeks ended June 27, 2009 increased $1.1 million.  The largest driver of this increase was approximately $1.7 million in higher employee related costs resulting from increases in accrued incentive compensation, equity based compensation and pension related expenses.  Other drivers of the increase were $0.3 million in non-cash rental expense associated with the new corporate office space at the Philadelphia Navy Yard and a $0.4 million increase in bad debt expense.  These increases were partially offset by a benefit of approximately $1.5 million due to the termination of the Company’s postretirement life insurance plan in the second quarter of 2009.  Selling, general and administrative expenses declined to 26.9% of net sales in the twenty-six weeks ended June 27, 2009 from 27.5% of net sales during the same period in 2008.

Interest Expense
Interest expense increased by $0.2 million to $1.2 million for the twenty-six weeks ended June 27, 2009 from $1.0 million for the comparable period in 2008, primarily due to increased interest expense associated with borrowings related to expenditures for the Company’s new manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other Income, Net
Other income, net, remained relatively constant at $0.4 million for the twenty-six weeks ended June 27, 2009 compared to the same period in 2008.

Taxes
The effective income tax rate was 32.1% and 29.0% for the twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively.  During the twenty-six weeks ended June 27, 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand which served to reduce the Company’s effective income tax rate from 45.7% to 32.1%.  For the twenty-six weeks ended June 27, 2008, the Company recorded $0.1 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

Liquidity and Capital Resources

Current assets as of June 27, 2009 were $35.0 million compared to $34.7 million as of December 27, 2008, and current liabilities as of June 27, 2009 were $27.1 million compared to $23.7 million as of December 27, 2008.   The $3.4 million increase in current liabilities was primarily due to the reclassification of the restructuring reserve related to post employment benefits associated with the relocation of the Company’s Philadelphia operations, totaling $1.7 million from non-current liabilities.  In addition, current liabilities increased as a result of an increase of $1.0 million in accrued employee related costs and an increase in accounts payable of $1.1 million resulting primarily from obligations related to the construction of the Company’s new manufacturing and distribution facility.

During 2009, the Company expects to make payments on its long-term debt and capital lease obligations incurred in connection with the Company’s new manufacturing and distribution facility of approximately $1.8 million.  During the twenty-six weeks ended June 27, 2009, the Company made payments on long-term debt and capital lease obligations of approximately $0.9 million.  In addition, during fiscal 2009 the Company is required, under the Pension Protection Act of 2006, to make $2.4 million in quarterly cash contributions of $0.6 million each to the DB Plan.  The Company has made cash contributions totaling $1.2 million to the frozen DB Plan during the twenty-six weeks ended June 27, 2009.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is underway and is expected to be substantially complete by the end of 2009.  The Company expects the new facility to be fully operational in 2010.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  In accordance with FASB Statement No. 13, Accounting for Leases (“FAS 13”), the Company will recognize the rental expenses associated with the operating lease on a straight-line basis over the term of the agreement.

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

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The lease, which commenced in April 2009, will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million in the second year of occupancy to approximately $1.5 million in the final year of the lease.  In accordance with FAS 13, the Company will recognize the rental expenses associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 27, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in August 2009.  As of June 27, 2009, the outstanding letter of credit under this arrangement totaled $5.2 million.

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

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company and/or its subsidiaries, other than in connection with the Bank Credit Facility and the MELF Loan 1 and the MELF Loan 2, as defined below.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility. In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  The Company borrowed $5.0 million under MELF Loan 2 in October 2008.

As of June 27, 2009, the Company was in compliance with the various non-financial and financial covenants included in the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

In September 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 (the “Intercreditor Agreement”), and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of June 27, 2009, the notional value of the swap was $8.5 million.  The LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of June 27, 2009.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of June 27, 2009, the Company recorded a liability of $1.6 million.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of June 27, 2009.  The Company records, as an asset or liability, the cumulative change in the fair market value of the derivative instrument, and as of June 27, 2009, the Company recorded a liability of $0.3 million.

Net cash used for investing activities for the twenty-six weeks ended June 27, 2009 totaled $29.7 million, primarily due to capital expenditures related to investments in the Company’s new manufacturing and distribution facility.

Net cash from financing activities for the twenty-six weeks ended June 27, 2009 totaled $22.8 million, which included a $23.3 million increase in long-term debt primarily due to financing the Company’s new manufacturing and distribution facility.

The Company currently anticipates that for the foreseeable future cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 will provide sufficient cash to meet operating and financing requirements.

New Accounting Pronouncements

Refer to Note 1 of the Notes to condensed consolidated financial statements, included herein, for a discussion of new accounting pronouncements.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2008 (“2008 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the second quarter of 2009 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 27, 2009.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2009.

(b) Changes in Internal Control over Financial Reporting
During the thirteen weeks ended June 27, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of shareholders was held on May 11, 2009.

(b)	The directors elected at the meeting were:

	For	Withheld	Abstain
Ronald J. Kozich	6,981,771	127,088	-
James E. Ksansnak	6,973,228	135,631	-
Charles P. Pizzi	6,969,329	139,530	-

Other directors whose terms of office continued after the meeting were as follows: Mark G. Conish, James C. Hellauer, James E. Nevels, Mark T. Timbie, Judith M. von Seldeneck and David J. West.

(c)	Other matters voted upon at the meeting and the results of the votes were as follows:

				Broker
	For	Against	Abstain	Non-Votes
Ratification of PricewaterhouseCoopers LLP as
independent registered public accounting firm
for the fiscal year ending December 26, 2009	7,049,281	50,415	9,163	-

Item 5.      Other Information

On May 16, 2009, approximately 60 maintenance employees in the Philadelphia manufacturing facility ratified a labor agreement, effective June 1, 2009, which did not have a material impact on the financial results of the Company.

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

TASTY BAKING COMPANY
(Company)

August 3, 2009	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)