Form 10-Q
period 2009-09-26
TASTY BAKING CO
filed 2009-11-02
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended September 26, 2009

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
YES ☐     NO ☒

There were 8,562,756 shares of Common Stock outstanding as of November 2, 2009.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

		For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
		September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Gross sales		$74,056	$69,147	$229,517	$210,620

Less discounts and allowances		(30,472)	(26,342)	(92,813)	(80,401)

Net sales		43,584	42,805	136,704	130,219

Costs and expenses:
Cost of sales, exclusive of depreciation shown below		28,670	28,367	86,042	86,353
Depreciation		3,486	3,484	10,045	9,583
Selling, general and administrative		12,489	11,168	37,560	35,172
Interest expense		720	545	1,870	1,509
Other (income) expense, net		(873)	1,484	(1,256)	1,091
		44,492	45,048	134,261	133,708
Income (loss) before provision for
income taxes		(908)	(2,243)	2,443	(3,489)

Provision for income taxes		(377)	(891)	700	(1,253)

Net income (loss)		$(531)	$(1,352)	$1,743	$(2,236)

Average common shares outstanding:
	Basic	8,064	8,046	8,061	8,043
	Diluted	8,064	8,046	8,061	8,043

Per share of common stock:

Net income (loss):
	Basic	$(0.07)	$(0.17)	$0.21	$(0.28)

	Diluted	$(0.07)	$(0.17)	$0.21	$(0.28)

Cash dividend		$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000's)

	For the Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008

Cash flows from (used for) operating activities
Net income (loss)	$1,743	$(2,236)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	10,045	9,583
Amortization	276	253
Asset retirement obligation interest	294	278
(Gain) loss on sale of plant, property and equipment	(9)	-
Reserve for restructure	(715)	1,652
Defined benefit pension expense	934	(282)
Pension contributions	(1,792)	(1,360)
(Increase) decrease deferred taxes	1,038	(1,250)
Post retirement medical	(4,107)	(1,277)
Other	(3,555)	(1,166)
Changes in assets and liabilities:
Decrease (increase) in receivables	96	(4,866)
(Increase) decrease in inventories	(475)	318
Decrease (increase) in prepayments, deferred taxes and other	714	(1,450)
Increase in accrued taxes	(729)	(26)
Decrease in accounts payable, accrued payroll and other current liabilities	(26)	(2,057)

Net cash from (used for) operating activities	3,732	(3,886)

Cash flows from (used for) investing activities
Purchase of property, plant and equipment	(34,080)	(27,392)
Independent sales distributor loan repayments	2,401	2,266
Loans to independent sales distributors	(2,068)	(2,484)
Proceeds from sale of property, plant and equipment	24	-
Other	(202)	(138)

Net cash used for investing activities	(33,925)	(27,748)

Cash flows from (used for) financing activities
Dividends paid	(1,278)	(1,244)
Increase in long-term debt	108,517	98,729
Net increase (decrease) in short-term debt	-	1,000
Payment on long-term debt	(77,163)	(69,826)
Net increase in cash overdraft	149	2,963

Net cash from financing activities	30,225	31,622

Net increase (decrease) in cash and cash equivalents	32	(12)

Cash and cash equivalents, beginning of year	58	57

Cash and cash equivalents, end of period	$90	$45

Supplemental Cash Flow Information
Non-cash capital expenditures	$2,150	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	September 26, 2009	December 27, 2008
Assets
Current assets:
Cash and cash equivalents	$90	$58
Receivables, less allowance of $3,242 and $2,862, respectively	21,423	21,519
Inventories	7,665	7,190
Deferred income taxes	2,445	2,707
Prepayments and other	3,162	3,200
Total current assets	34,785	34,674
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	54,753	52,052
Machinery and equipment	136,766	132,609
Construction in progress	65,762	37,412
	258,714	223,506
Less accumulated depreciation and amortization	134,882	125,218
	123,832	98,288
Other assets:
Long-term receivables from independent sales distributors	9,523	9,817
Deferred income taxes	13,150	13,088
Miscellaneous	9,145	3,330
	31,818	26,235
Total Assets	$190,435	$159,197

Liabilities
Current liabilities:
Accounts payable	$9,177	$7,641
Accrued payroll and employee benefits	6,275	5,182
Cash overdraft	2,919	2,770
Current obligations under capital leases	893	720
Notes payable, banks and current portion of long-term debt	1,000	1,000
Reserve for restructure	937	-
Other current liabilities	5,146	6,419
Total current liabilities	26,347	23,732

Accrued pension	27,378	27,921
Asset retirement obligation	7,344	7,050
Long-term debt	88,403	57,194
Long-term obligations under capital leases, less current portion	1,171	1,199
Postretirement benefits other than pensions	-	2,226
Reserve for restructure	-	1,652
Other non-current liabilities	7,366	5,256
Total liabilities	158,009	126,230

Shareholders' equity
Accumulated other comprehensive income (loss)	(7,105)	(5,599)
Capital in excess of par value of stock	28,209	28,699
Common stock, par value $0.50 per share, and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,563 shares
Retained earnings	17,119	16,653
Treasury stock, at cost	(10,355)	(11,344)
Total shareholders' equity	32,426	32,967

Total Liabilities and Shareholders' Equity	$190,435	$159,197

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

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors who purchase the exclusive right to sell and distribute Tastykake® products in defined geographic areas.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new geographic areas.  Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to repurchase a route but may choose to do so to facilitate a change in route ownership.

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than its net carrying value. As of September 26, 2009 and December 27, 2008, the net carrying values of sales distribution routes owned by the Company were $2.1 million and $1.9 million, respectively.

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

Property and Depreciation
Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the applicable lease term, when appropriate.  Buildings and improvements, machinery and equipment, and vehicles are depreciated over thirty-nine years, seven to fifteen years, and five to ten years, respectively, except where a shorter useful life is necessitated by the Company’s decision to relocate its Philadelphia operations.  Capitalized computer hardware and software is depreciated over five years.  Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.

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

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility.  As a result of the Company’s decision to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and recognized a liability for this obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in June 2010, while the capitalized asset retirement cost is depreciated through December 2044, the remaining useful life of the Philadelphia manufacturing facility.  During the thirteen and thirty-nine weeks ended September 26, 2009, the Company recorded $0.1 million and $0.3 million in interest associated with the conditional asset retirement obligation, respectively.  During the thirteen and thirty-nine weeks ended September 27, 2008, the Company also recorded $0.1 million and $0.3 million in interest associated with the conditional asset retirement obligation, respectively.   As of September 26, 2009 and December 27, 2008, the conditional asset retirement obligation totaled $7.3 million and $7.0 million, respectively.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for training are recognized in the Company’s Statement of Operations at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

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

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, either as they are incurred or over the period in which the future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of the enterprise resource planning system,  the handheld computer system, as well as various upgrades and enhancements to existing software.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

Pension Plan
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  Effective January 1, 2008, the Company was required to make quarterly contributions under the Pension Protection Act of 2006.  The Company will make four quarterly contributions in 2009 totaling $2.4 million.  As of September 26, 2009, the Company had made three of the four required contributions, totaling $1.8 million.  In 1987 the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the accumulated pension benefit obligation or ten percent of the market-related value of plan assets.

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

Accounting for Derivative Instruments
The Company has entered into certain variable-to-fixed interest rate swap contracts and foreign currency forward contracts to hedge against fluctuations in interest rates and foreign currency exchange rates, respectively.

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

Net Income Per Common Share
Net income per common share is presented as basic and diluted earnings per share.  Net income per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen and thirty-nine weeks ended September 26, 2009, options to purchase common stock totaling 316,725 and 317,042, respectively, were not included in the calculation of net income per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.  For the thirteen and thirty-nine weeks ended September 27, 2008, options to purchase common stock totaling 491,804 and 538,591, respectively, were not included in the calculation of net income per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares
Net income (loss)	$(531)		$(1,352)		$1,743		$(2,236)
Less:
Income attributable to participating securities	(19)		(13)		(83)		(44)

Net income (loss) available for common shareholders	$(550)		$(1,365)		$1,660		$(2,280)

Net income (loss) per common share - basic	(0.07)	8,064	(0.17)	8,046	0.21	8,061	(0.28)	8,043

Net income (loss) per common share - diluted	(0.07)	8,064	(0.17)	8,046	0.21	8,061	(0.28)	8,043

The Company has determined that the calculation of net income per common share – basic includes all securities that are also required by the net income per common share – diluted calculation, and therefore are the same for all periods presented.

Share-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  The total value of compensation expense for restricted stock is equal to the closing market price of Tasty Baking Company shares on the date of grant.  Forfeitures are required to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

Recent Accounting Statements
In February 2008, the FASB issued guidance on the effective date for implementing the accounting for fair value measurements (formerly referred to as “FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157”).  This guidance permits a delay in the effective date of the fair value measurements guidance to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the  financial statements on a recurring basis (at least annually). The delay was intended to allow the Board and constituent’s additional time to consider the effect of various implementation issues that had arisen from the application of the fair value measurements guidance.  The FASB also issued guidance on the applicability of fair value measurements to leases (formerly referred to as “FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”), to exclude certain  accounting pronouncements from the scope of the fair value measurements guidance.  The Company adopted the provisions of this guidance in the quarter ended March 28, 2009.  The required provisions did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance on accounting for business combinations (formerly referred to as “Statement No. 141 (Revised 2007), Business Combinations”).  The business combination guidance significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period impact income tax expense.  The business combination guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted the business combination guidance in the quarter ended March 28, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance on accounting for noncontrolling interests in a subsidiary (formerly referred to as “Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning after December 15, 2008.  Earlier adoption was prohibited.  The Company adopted this guidance for the quarter ended March 28, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued guidance on the disclosures of derivative instruments (formerly referred to as “Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”).  This guidance requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted these provisions in the quarter ended March 28, 2009.  Because this guidance applies only to financial statement disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued guidance on the accounting for certain share-based payments in the calculation of earnings per share (formerly referred to as “FSP No. EITF 03-06-01, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”),which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share under the two-class method.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively.  The Company adopted the provisions of this guidance for the quarter ended March 28, 2009.  For the thirteen and thirty-nine weeks ended September 26, 2009, the adoption of the required provisions did not have a material impact on the calculation of earnings per share – basic or earnings per share – diluted.

In April 2009, the FASB issued guidance on the interim disclosures about the fair value of financial instruments (formerly referred to as “FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments”).  This guidance requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance in the quarter ended June 27, 2009.  Because this guidance applies only to financial statement disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance on the determination of fair value of certain assets and liabilities in certain circumstances (formerly referred to as “FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This guidance provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance in the quarter ended June 27, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance on the accounting for and disclosure of other-than-temporary impairments (formerly referred to as “FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   The other-than-temporary impairment guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted the other-than-temporary impairment guidance in the quarter ended June 27, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued guidance on the accounting for and disclosure of subsequent events (formerly referred to as “Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the guidance discusses the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The subsequent events guidance also requires certain disclosures about events or transactions occurring after the balance sheet date.  The subsequent events guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of the subsequent events guidance in the second quarter ended June 27, 2009.  The adoption did not have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued guidance on accounting for the transfers of financial assets (formerly referred to as “Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”), which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept; (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor; and (5) extensive new disclosures. This guidance is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”), which amends the consolidation guidance for variable-interest entities.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The Company is currently evaluating the impact of this standard, which is effective January 1, 2010, on the condensed consolidated financial statements.

In June 2009, the FASB issued guidance on the Codification of GAAP (formerly referred to as “Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement for FASB Statement No. 162”), which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  As the Codification is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements.  The Company has eliminated historical GAAP references beginning in this Form 10-Q to reflect the issuance of the Codification.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-5, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value.  The guidance clarifies that a quoted price in an active market for an identical liability must be used for determination of fair value; however, if such information is not available one of the following valuation techniques may be used:  (1) quoted price of the identical liability when traded as an asset; (2) quoted process for similar liabilities traded as assets; or (3) another valuation technique such as the income approach or the market approach.  The guidance also states that the fair value of a liability should not be adjusted to reflect the impact of contractual restrictions that prevent its transfer.  The fair value measurement guidance is effective for interim reporting periods ending after August 26, 2009.  The Company adopted the provisions in the quarter ended September 26, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is substantially complete and the Company has begun the equipment commissioning process.  The Company expects the new facility to be fully operational in 2010.  The term of the bakery lease commenced in October 2009, and the lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  As of September 26, 2009, the Company has recognized prepaid rent of $6.0 million in “Other Assets” related to improvements of the leased facility.  The Company will account for both agreements as an operating lease and will recognize rental expense associated with this operating lease on a straight-line basis over 26 years.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The office lease provides for no rent payments during the first six months of occupancy.  Rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.5 million in the final year of the lease.  The Company will recognize rental expense associated with the operating lease on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in December 2009.  As of September 26, 2009, the outstanding letter of credit under this arrangement totaled $4.8 million.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

To date, the Company has not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or held-for-sale classification.  The estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups, and as such, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  The Company anticipates that certain long-lived assets utilized in the Philadelphia operations will not be relocated to the new facilities or sold as a result of the relocation.  The remaining useful lives of these assets are consistent with the time remaining until the completion of the relocation of the Company’s operations.

The Company expects to eliminate approximately 215 positions in connection with the relocation of its Philadelphia operations.  While the Company hopes to achieve much of this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits.  During the third quarter of 2009, the Company revised its estimate of the postemployment costs expected to be incurred in connection with the relocation of its Philadelphia operation.  The Company had a reserve of $0.9 million and $1.7 million for estimated future obligations related to postemployment benefits associated with the relocation of the Company’s Philadelphia operations as of September 26, 2009 and December 27, 2008, respectively.

3.      Inventories

Inventories are classified as follows (in thousands):

	September 26, 2009	December 27, 2008
Finished goods	$2,863	$2,275
Work in progress	129	109
Raw materials and supplies	4,673	4,806
	$7,665	$7,190

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories totaling $29 thousand as of September 26, 2009.  At December 27, 2008, there were no reserves established for obsolete and slow-moving inventories.

4.      Credit Facilities

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum EBITDA requirement as of December 27, 2008 and the maximum operating leverage ratio as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.  As of September 26, 2009 and December 27, 2008, the outstanding balances under the Bank Credit Facility were $67.4 million and $45.2 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the MELF Loan 1 and the MELF Loan 2, as defined below.  As of September 26, 2009 and December 27, 2008, the outstanding balances under the PIDC Credit Facility were $12.0 million and $3.0 million, respectively.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended in October 2008.  Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  As of September 26, 2009 and December 27, 2008, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of September 26, 2009, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters to the Philadelphia Navy Yard and its move of the Philadelphia manufacturing facility to new facilities at the Philadelphia Navy Yard, along with working capital needs.

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

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of September 26, 2009, the notional value of the swap was $13.5 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of September 26, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $2.0 million and $1.8 million as of September 26, 2009 and December 27, 2008, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of September 26, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $0.3 million as of September 26, 2009 and December 27, 2008.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts are accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments are recorded currently in the condensed consolidated statements of operations, with the corresponding asset and liability recorded on the balance sheets.

As of September 26, 2009 and December 27, 2008, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.4 million AUD ($1.2 million USD) and 5.3 million AUD ($3.6 million USD), respectively.

The Company held foreign currency forward contracts, which were originally entered into to hedge the risk of foreign currency fluctuations associated with commitments denominated in AUD; however, during the thirty-nine weeks ended September 26, 2009 certain of these forward contracts were determined to be no longer designated as hedging instruments.  All of these contracts have been settled as of September 26, 2009.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Income Statement	September 26,	September 27,	September 26,	September 27,
	Location	2009	2008	2009	2008
Cash Flow Hedges
Interest Rate Swaps

Net gain (loss) recognized in accumulated other comprehensive income		$(383)	$(357)	$(173)	$370

Net gain (loss) reclassified from accumulated other comprehensive income to interest expense	Interest expense	(163)	(33)	(369)	(116)

Fair Value Hedges
Foreign currency forward contracts
Net gain (loss) recognized in other income, net	Other (income) expense, net	84	(678)	687	(289)

Amounts are reclassified from accumulated other comprehensive income to interest expense for the interest rate swaps on the scheduled maturity dates defined by the agreements.

Foreign currency fair value hedges are entered into against foreign currency fluctuations of firm commitments.  Amounts recognized in other income associated with these fair value hedges are fully offset by foreign currency fluctuations of the firm commitments also recognized as other income, net.

In addition to the derivative instruments described above, the Company has entered into foreign currency forward contracts that are not designated as hedging activities.  These forward contracts do not have any impact on net income as the Company has entered into equal and offsetting buy and sell contracts and changes in fair value are fully offsetting within the other (income) expense, net line of the condensed consolidated statements of operations.

Derivative instruments are reflected in the condensed consolidated balance sheets as follows (in thousands):

		September 26,	December 27,
	Balance Sheet Location	2009	2008

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(2,262)	$(2,089)
Foreign currency hedges	Prepayments and other	102	-
Foreign currency hedges	Other current liabilities	-	(382)
Foreign currency hedges	Other non-current liabilities	-	(203)

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

6.      Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at September 26, 2009 (in thousands):

		Fair Value Measurement Using
Description	Balance as of September 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,262)	$—	$(2,262)	$—
Foreign currency hedges	102	—	102	—
Total financial instruments owned	$(2,160)	$—	$(2,160)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 27, 2008 (in thousands):

		Fair Value Measurement Using
Description	Balance as of December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,089)	$—	$(2,089)	$—
Foreign currency hedges	(585)	—	(585)	—
Total financial instruments owned	$(2,674)	$—	$(2,674)	$—

As of September 26, 2009 and December 27, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

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

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Service cost	$-	$-	$-	$-
Interest cost	1,254	1,252	3,773	3,757
Expected return on plan assets	(955)	(1,268)	(2,866)	(3,804)
Amortization of prior service cost	1	(4)	(7)	(12)
Actuarial loss recognition	9	16	35	48

Net DB pension amount charged / (credited) to income	$309	$(4)	$935	$(11)

The Company made cash contributions totaling $0.6 million and $1.8 million to the frozen DB Plan for the thirteen and thirty-nine weeks ended September 26, 2009, respectively, in accordance with the Pension Protection Act of 2006.  During 2009, the Company will make aggregate minimum required cash contributions to the DB Plan in four quarterly installments totaling $2.4 million.

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

The second benefit in the DC Retirement Plan is a 401(k) Plan.  Under the 401(k) Plan, all participants receive a discretionary Company match of their elective deferrals.  Historically, the Company matching contribution has been 50% of their elective deferrals that do not exceed 4.0% of their covered compensation as defined in the 401(k) Plan.  As of June 27, 2009, the Company suspended the discretionary matching contribution under the 401(k) Plan for the remainder of fiscal 2009 for all employees who participate in the program.

The Company also maintains an unfunded defined contribution Supplemental Employee Retirement Plan (“DC SERP”) for one eligible active employee.

The components of the defined contribution retirement plans included in the Company’s condensed consolidated statements of operations are summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

DC plan	$446	$419	$1,320	$1,223
DC SERP	72	97	216	290
401(k) matching contribution	-	164	351	499
Net defined contribution retirement plan amount
charged to income	$518	$680	$1,887	$2,012

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

Life insurance for individuals retiring before January 1, 2006 was capped at $20 thousand of coverage.  Incumbent retirees who purchase coverage in excess of $20 thousand and all new retirees after January 1, 2006 pay age based rates for their life insurance benefit for which the Company incurs no liability.  In June 2009, the Company made a decision to cease providing life insurance benefits for its retirees and terminated the plan.  The associated plan amendment and curtailment resulted in the Company recording approximately $3.7 million in income in the second quarter of 2009.  Approximately $2.2 million of the $3.7 million was recorded as a reduction in cost of sales, with the remainder of approximately $1.5 million recorded as an offset to selling, general and administrative expenses.

The components of net postretirement benefit are summarized as follows (in thousands):
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Service cost	$-	$91	$-	$272
Interest cost	1	115	86	347
Amortization of unrecognized prior service cost (benefit)	-	(458)	(398)	(1,373)
Amortization of unrecognized gain	-	-	-	-
Curtailment benefit	-	-	(3,717)	-

Total OPEB net postretirement benefit	$1	$(252)	$(4,029)	$(754)

Payments made in connection with the OPEB plans totaled $0.3 million and $0.5 million, for the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively.

10.      Stock Compensation

The Company maintains a 2006 Long-Term Incentive Plan (the “2006 Plan”).  The aggregate number of shares available for grant under the 2006 Plan is 121,000 shares of the Company’s common stock as of September 26, 2009.

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

The Company also maintains a 2003 Long-Term Incentive Plan (the “2003 Plan”).  The aggregate number of shares available for grant under the 2003 Plan is 32,820 as of September 26, 2009.  The terms and conditions of the 2003 plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options and RSAs outstanding under the 1994 and the 1997 Long-Term Incentive Plans.

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

Stock options as of September 26, 2009, are summarized as follows:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding at December 27, 2008	322	$10.38
Granted	-	-
Forfeited	(5)	11.50
Exercised	-	-
Outstanding at March 28, 2009	317	$10.36	4.12	$765
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 27, 2009	317	$10.36	3.88	$765
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding at September 26, 2009	317	$10.36	3.65	$764

Options exercisable at March 28, 2009	317	$10.36	4.12	$765
Options exercisable at June 27, 2009	317	$10.36	3.88	$765
Options exercisable at September 26, 2009	317	$10.36	3.65	$764

As of September 26, 2009, there was no unrecognized compensation related to nonvested stock options, as all options were fully vested.  For the thirteen weeks ended September 26, 2009, there were no options granted and there was no cash received from option exercises.  There was no compensation expense recognized in the condensed consolidated statements of operations for stock options in the thirteen and thirty-nine weeks ended September 26, 2009 or September 27, 2008.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of September 26, 2009, is presented below:

	Shares (000’s)	Weighted Average Fair Value

Nonvested at December 27, 2008	417	$6.07
Granted	100	4.08
Forfeited	(1)	7.16
Exercised	-	-

Nonvested at September 26, 2009	516	$5.68

As of September 26, 2009, there was $1.5 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of approximately 2.17 years.

11.      Income Taxes

The Company’s effective tax rate was 41.5% and 39.7% for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively, and 28.7% and 35.9% for the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively. The Company’s effective tax rate differs from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.  Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.  During the thirty-nine weeks ended September 26, 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand, which reduced the Company’s effective tax rate for the periods presented.  For the thirty-nine weeks ended September 27, 2008, the Company recorded $0.1 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

12.      Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$(531)	$(1,352)	$1,743	$(2,236)

Other comprehensive income (loss)
Pension plan	74	7	(420)	(43)
Other postretirement benefits	-	(256)	(1,001)	(805)
Change in unrealized gain
on derivative instruments	(230)	(214)	(85)	222

Total other comprehensive income (loss)	(156)	(463)	(1,506)	(626)

Total comprehensive income (loss)	$(687)	$(1,815)	$237	$(2,862)

The following table summarizes the components of accumulated other comprehensive (loss) net of tax (in thousands):
	September 26, 2009	December 27, 2008
Pension plan	$(5,748)	$(5,327)
Other postretirement benefits	-	1,001
Unrealized (loss) on derivative instruments	(1,357)	(1,273)

Total accumulated other comprehensive (loss)	$(7,105)	$(5,599)

13.      Subsequent Events

The Company has evaluated any potential subsequent events through November 2, 2009, which coincides with the date the financial statements were filed with the Securities and Exchange Commission.

On October 1, 2009, the term of the lease commenced for the leased bakery facilities at the Philadelphia Navy Yard.  As discussed in Note 2, the bakery lease agreement provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  The lease provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease.  The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company will recognize rental expense associated with this operating lease on a straight-line basis over 26 years.  The Company expects the new facility to be fully operational in 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended September 26, 2009 and September 27, 2008

Overview
The Company reported a net loss of $0.5 million or $0.07 per fully-diluted share, in the third quarter of 2009 compared to a net loss of $1.4 million, or $0.17 per fully-diluted share, in the third quarter of 2008.  The net loss in the third quarter of 2009 and 2008 included $1.3 million of accelerated depreciation, pre-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its present facilities.  Results from the third quarter of 2009 also included $0.7 million, pre-tax, of income resulting from a reduction in the Company’s estimate of the postemployment costs expected to be incurred in connection with the relocation of its Philadelphia operations.

Sales
Gross sales increased 7.1% in the third quarter of 2009 on a volume increase of 2.3% compared to the same period in the prior year.  Net sales in the third quarter of 2009 increased 1.8% versus the comparable period in 2008 driven by a 3.1% increase in Route net sales while Non-Route net sales declined 2.2% compared to the same period a year ago.  Route net sales benefited from increased sales volumes, particularly for the Company’s Family Pack products, and the net benefits of higher selling prices.  These increases, however, were negatively impacted by increased product return costs as compared to the prior year.  The decline in Non-Route net sales during the third quarter of 2009 resulted primarily from lower sales within the vending channel.

Cost of Sales
Cost of sales, excluding depreciation, for the third quarter of 2009 increased 1.1% or $0.3 million, compared to year ago, on a unit volume increase of 2.3%.  The increase in cost of sales was driven by the impact of higher sales volume, combined with a $0.5 million increase in fixed manufacturing expenses, primarily resulting from higher employee related costs, including pension and accrued incentive compensation expense.  These increases were partially offset by a $0.7 million decline in costs for key ingredients and packaging as compared to the third quarter of the prior year.

Depreciation
Depreciation expense remained relatively constant at $3.5 million for the third quarters of fiscal 2009 and 2008.  Included in depreciation expense for both periods is approximately $1.3 million of depreciation related to the change in the useful lives of certain assets at the Company’s Philadelphia operations which will not be relocated to the new facility.

Gross Profit
Gross profit increased $0.5 million or 4.3% in the third quarter of 2009 as compared to the third quarter of 2008.  This improvement was driven by the reduction in key ingredient and packaging costs as well as by the benefit of higher sales volumes, which were partially offset by the increase in fixed manufacturing expenses as compared to the third quarter of the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expense in the third quarter of 2009 increased $1.3 million versus the comparable period in 2008.  This increase was attributable to $0.9 million in higher employee related costs, $0.3 million in non-cash rental expense associated with the new corporate office space at the Philadelphia Navy Yard, and an increase in marketing costs compared to the third quarter of 2008.  The increase in employee related costs primarily resulted from increases in accrued incentive compensation, equity based compensation and pension related expenses.  Partially offsetting these increases were reduced transportation costs driven by favorable shipping rate changes.

Interest Expense
Interest expense increased by $0.2 million to $0.7 million for the thirteen weeks ended September 26, 2009 as compared to year ago.  The increase is primarily due to increased borrowings partially offset by lower interest rates.  The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other income, net, for the thirteen weeks ended September 26, 2009 totaled $0.9 million compared to other expense, net, of $1.5 million for the thirteen weeks ended September 27, 2008.  This change is primarily due to the revision of the estimate for postemployment costs associated with the relocation of the Company’s Philadelphia operations.  During the third quarter of fiscal 2009 the estimate was revised from $1.7 million to $0.9 million.

Taxes
The effective income tax rate for state and federal taxes was 41.5% and 39.7% for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.  For the third quarter of 2008, the Company recorded $0.1 million, in non-recurring discrete income items related to charitable contribution carryforwards.

For the Thirty-nine Weeks ended September 26, 2009 and September 27, 2008

Overview
Net income, for the thirty-nine weeks ended September 26, 2009 was $1.7 million or $0.21 per fully-diluted share compared to a net loss of $2.2 million or $0.28 per fully-diluted share for the comparable period in 2008.  Net income for the thirty-nine weeks ended September 26, 2009 included the impact of the Company’s decision to terminate its postretirement life insurance plan in the second quarter of 2009, which resulted in approximately $3.7 million of income, pre-tax.  During the third quarter of 2009, the Company revised its estimate of the postemployment costs expected to be incurred in connection with the relocation of its Philadelphia operations and recognized a benefit of approximately $0.7 million, pre-tax, in other (income) expense, net.  In addition, net income for 2009 and 2008 included $3.9 million of accelerated depreciation, pre-tax, resulting from the change in the estimated useful lives of certain assets at the Company’s Philadelphia operations in the third quarter of fiscal 2007.

Sales
Gross sales increased 9.0% in the thirty-nine weeks ended September 26, 2009 compared to the same period in 2008 on a volume increase of 2.6%.  Net sales in the first thirty-nine weeks of 2009 increased 5.0% compared to the prior year period.  This growth was driven by a 5.9% increase in Route net sales, which benefited from volume growth in the Company’s Family Pack and Single Serve product categories as well as increased net selling prices versus the same period a year ago.  Non-Route net sales grew 2.0% in the thirty-nine weeks ended September 26, 2009 compared to the same period in the prior year driven primarily by increased sales volume to direct retailers as well as the impact from higher selling prices.

Cost of Sales
Cost of sales for the thirty-nine weeks ended September 26, 2009 declined 0.4% or $0.3 million on a volume increase of 2.6% compared to the same period of 2008.  This decline in the cost of sales was driven by approximately $2.2 million in benefit recorded in connection with the Company’s termination of its postretirement life insurance plan in the second quarter of 2009 as well as a $1.4 million decline in costs for key ingredients and packaging for the thirty-nine weeks ended September 26, 2009 as compared to the prior year period.  These benefits were largely offset by the impact of higher sales volumes in addition to an increase in fixed manufacturing expenses as compared to the prior year period resulting primarily from employee related costs, including pension and accrued incentive compensation expense.

During the second quarter of 2009, the Company terminated its postretirement life insurance plan.  As a result of this plan termination, the Company recorded approximately $3.7 million in income in the second quarter of 2009. Approximately $2.2 million or 60% of this benefit was recorded in cost of sales, with the remainder recorded as a component of selling, general and administrative expense.

Depreciation
Depreciation expense increased approximately $0.5 million to $10.0 million during the thirty-nine weeks of fiscal 2009 compared to the thirty-nine weeks of fiscal 2008.  Included in depreciation expense for the first three quarters of fiscal 2009 and 2008 is approximately $3.9 million of accelerated depreciation related to the change in the useful lives of certain assets at the Company’s Philadelphia operations which will not be relocated to the new facility.

Gross Profit
Gross profit increased $6.3 million or 18.5% during the first thirty-nine weeks of 2009 compared to the same period in 2008.  Approximately $4.9 million of improvement was driven by increased sales volumes and higher net selling prices, while $2.2 million of income resulted from the benefit caused by the termination of the Company’s postretirement life insurance plan in the second quarter of 2009.  In addition, approximately $1.4 million of the gross profit increase was attributable to lower costs for key ingredients and packaging.  Higher fixed manufacturing costs, primarily pension and accrued incentive compensation expense partially offset these improvements.

Selling, General and Administrative Expenses
Selling, general and administrative expense for the thirty-nine weeks ended September 26, 2009 increased 6.8% or $2.4 million as compared to the same period in the prior year.  The increase was primarily related to approximately $2.7 million in higher employee related costs, $0.6 million in non-cash rental expense associated with the new corporate office space at the Philadelphia Navy Yard and a $0.3 million increase in bad debt expense.  The $2.7 million change in employee related costs resulted from increases in accrued incentive compensation, equity based compensation and pension related expenses.  These increases were partially offset by a benefit of approximately $1.5 million related to the termination of the Company’s postretirement life insurance plan in the second quarter of 2009 as well as lower transportation costs for the thirty-nine weeks ended September 26, 2009 as compared to the prior year period.

Interest Expense
Interest expense increased by $0.4 million to $1.9 million for the thirty-nine weeks ended September 26, 2009 from $1.5 million for the comparable period in 2008, primarily due to increased interest expense associated with borrowings related to expenditures for the Company’s new manufacturing facility which were partially offset by lower interest rates.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other income, net, for the thirty-nine weeks ended September 26, 2009 totaled $1.3 million compared to other expense, net of $1.1 million for the thirty-nine weeks ended September 27, 2008.  This change is primarily due to the revision of the estimate for postemployment costs associated with the relocation of the Company’s Philadelphia operation.  During the third quarter of fiscal 2009 the estimate was revised from $1.7 million to $0.9 million.

Taxes
The effective income tax rate was 28.7% and 35.9% for the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively.  During the thirty-nine weeks ended September 26, 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand which served to reduce the Company’s effective income tax rate from 47.2% to 28.7%.  For the thirty-nine weeks ended September 27, 2008, the Company recorded $0.1 million in non-recurring discrete expense items related to the write-off of charitable contribution carryforwards.

Liquidity and Capital Resources

Current assets as of September 26, 2009 were $34.8 million compared to $34.7 million as of December 27, 2008 and current liabilities as of September 26, 2009 were $26.3 million compared to $23.7 million as of December 27, 2008.   The $2.6 million increase in current liabilities was primarily due to the reclassification of the restructuring reserve related to postemployment benefits associated with the relocation of the Company’s Philadelphia operations, totaling $0.9 million from non-current liabilities due to the expected timing of payments.  In addition, current liabilities increased primarily as a result of a $1.1 million increase in accrued employee related costs and an increase in accounts payable of $1.5 million resulting primarily from obligations related to the construction of the Company’s new manufacturing and distribution facility.

During the fourth quarter of 2009, the Company expects to make payments of $0.5 million on its long-term debt incurred in connection with the Company’s new manufacturing and distribution facility and capital lease obligations related to computer and handheld equipment.  During the thirty-nine weeks ended September 26, 2009, the Company made payments on long-term debt and capital lease obligations of approximately $1.4 million.  In addition, during fiscal 2009 the Company is required, under the Pension Protection Act of 2006, to make $2.4 million in quarterly cash contributions of $0.6 million each to the DB Plan.  The Company has made cash contributions totaling $1.8 million to the frozen DB Plan during the thirty-nine weeks ended September 26, 2009.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the facility is substantially complete and the Company has begun the equipment commissioning process.  The Company expects the new facility to be fully operational in 2010.  The term of the bakery lease commenced in October 2009, and the lease provides for no rent payments in the first year of occupancy. Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  As of September 26, 2009, the Company has recognized prepaid rent of $6.0 million in “Other Assets” related to improvements of the leased facility.  The Company will account for both agreements as an operating lease and will recognize rental expense associated with this operating lease on a straight-line basis over 26 years.

The Company also entered into an agreement to relocate its corporate headquarters to the Philadelphia Navy Yard.  This lease agreement provides for approximately 36,000 square feet of office space.  Construction of the office space is complete and during April 2009, the Company relocated its corporate headquarters to the Philadelphia Navy Yard.  The lease, which commenced in April 2009, will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.5 million in the final year of the lease.  The Company will recognize rental expense associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit, which increased to $5.6 million in the first quarter of 2009.  The outstanding amount of the letter of credit will be eliminated in December 2009.  As of September 26, 2009, the outstanding letter of credit under this arrangement totaled $4.8 million.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $75.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

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

As of September 26, 2009, the Company was in compliance with the various non-financial and financial covenants included in the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt associated with the Company’s new manufacturing facilities, the Company entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of September 26, 2009, the notional value of the swap was $13.5 million. The LIBOR rates were subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of September 26, 2009.  The Company records as an asset or liability the cumulative change in the fair market value of the derivative instrument, and as of September 26, 2009, the Company recorded a liability of $2.0 million.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates are subject to an additional credit spread which could range from 125 basis points to 325 basis points and was equal to 325 basis points as of September 26, 2009.  The Company records, as an asset or liability, the cumulative change in the fair market value of the derivative instrument, and as of September 26, 2009, the Company recorded a liability of $0.3 million.

Net cash used for investing activities for the thirty-nine weeks ended September 26, 2009 totaled $33.9 million, primarily due to capital expenditures related to investments in the Company’s new manufacturing and distribution facility.

Net cash from financing activities for the thirty-nine weeks ended September 26, 2009 totaled $30.2 million, which included a $31.4 million net increase in long-term debt primarily due to financing the Company’s new manufacturing and distribution facility.

The Company currently anticipates that for the foreseeable future, cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 will provide sufficient cash to meet operating and financing requirements.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2008 (“2008 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the third quarter of 2009 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 26, 2009.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2009.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended September 26, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TASTY BAKING COMPANY
(Company)

November 2, 2009	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)