Form 10-K
period 2009-12-26
TASTY BAKING CO
filed 2010-03-11
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2009 (52 weeks)

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

215-221-8500
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange
Common Stock, par value, $.50	NASDAQ Global Market

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
YES  ☐    NO  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as the last business day of the registrant’s most recently completed second fiscal quarter June 26, 2009, was $54,996,061.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 11, 2010.

Class	Outstanding
Common Stock, par value $.50	8,657,243 shares

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 7, 2010, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

TASTY BAKING COMPANY AND SUBSIDIARIES

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1.       Business

Tasty Baking Company (the “Company”) was incorporated in Pennsylvania in 1914 and maintains its principal offices and manufacturing facilities in Philadelphia, Pennsylvania.  The Company manufactures, co-packages and sells a variety of premium single portion cakes, pies, donuts, snack bars, pretzels, and brownies under the well-established trademark, TASTYKAKE®.  These products are comprised of approximately 169 varieties.  The availability of some products, especially the holiday-themed offerings, varies according to the season.  The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.39 to $1.49 per package and family convenience packages from $3.69 to $4.19. The individual pies include various fruit and cream-filled varieties and, at certain times of the year, additional seasonal varieties.  The best known products with the widest sales acceptance are sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®.  The Company produces a line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables® which are sold at retail prices ranging from $0.75 for single serve to $4.19 for family convenience packages.

In May 2007, the Company announced that, as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease, which commenced in October 2009, provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of pies, snack bars, krimpets and certain cupcakes varieties.  The equipment commissioning process has begun for the remaining production lines and the Company expects the new facility to be fully operational in the spring of 2010.

During April 2009, the Company relocated its corporate headquarters to 36,000 square feet of leased office space in the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.

Tasty Baking Oxford, Inc. ("Oxford"), a wholly-owned subsidiary of the Company, located in Oxford, Pennsylvania, currently manufactures honey buns, donuts, mini donuts and donut holes under the trademark TASTYKAKE®.  Oxford also manufactures several products which are distributed under private labels.

The Company’s products are sold principally by independent sales distributors through distribution routes to approximately 16,000 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which comprise the Company's core market.  This method of distribution for direct store deliveries via independent sales distributors has been used since 1986.  The Company sells products to approximately 413 independent sales distributors and maintains 49 Company operated routes that service route sales areas.  The Company also distributes its products through third party distributor arrangements in New York, New England, Florida, Virginia, Georgia and North Carolina, as well as, directly to certain grocery chains that have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico.  In addition, the Company sells its products through the www.tastykake.com program, whereby consumers can visit the Company’s website or call a toll-free number to order a variety of Tastykake gift packs for delivery to homes and businesses.

For 2009, the Company’s top 20 customers represented 61.1% of its net sales and its largest customer, Wal-Mart, represented approximately 20.6% of its net sales.  This relationship has been reasonably consistent over the prior two years.  If any of the top twenty customers change their buying patterns with the Company, the Company’s sales and profits could be adversely affected.

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

The Company principally competes in the premium snack cake market on price, product quality and brand name recognition with McKee Foods, Bimbo USA and Hostess Brands.  McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie, primarily selling lower priced snack cakes.  Little Debbie holds the largest share of the snack cake market in the United States.  Bimbo USA markets certain of its products under the Entenmann’s brand name and generally competes with the Company in the multi-serve and single-serve baked goods.  Hostess Brands, formerly Interstate Bakeries Corporation, which emerged from Chapter 11 Bankruptcy protection in February 2009, competes with the Company using the Hostess, Dolly Madison and Drakes brand names.  Local independent bakers also compete in a number of regional markets.  In addition, there are national food companies that are expanding their snack product offerings in the Company’s category. Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the Company for a portion of the overall snack market.

The Company is dependent upon sweeteners, cocoa, eggs, oils and flour for its ingredients. The Company procures raw materials through multi-year, annual, short-term and spot market purchases from various suppliers.  These raw materials are subject to availability restrictions within the market in which the suppliers operate.  Additionally, purchases made in the spot market are subject to price volatility that may negatively affect the Company’s operations.   The prices paid for raw materials generally reflect external factors such as weather conditions, commodity market fluctuations, value of the U.S. dollar against other currencies and the effects of governmental agricultural programs.  The market prices for sweeteners and cocoa have been volatile and experienced significant upward price pressure during the second half of 2009.  Eggs, which the Company purchases in the spot market, experienced significant downward price pressure during the first half of 2009 and have since remained relatively stable.  Oils and flour pricing remained relatively constant throughout 2009.

The Company’s policies with respect to working capital items are not unique.  Finished goods inventory is generally maintained at levels sufficient for one to two weeks of sales while packaging and ingredient inventory levels are generally maintained to support eight weeks of sales, depending on product seasonality.  Changes in suppliers and new product launches are two reasons why inventory levels may change but these changes are normally short-term in nature.  The ratio of current assets to current liabilities as of year-end for fiscal 2009 and fiscal 2008 was 1.0 to 1.0 and 1.5 to 1.0, respectively.

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

The Company engages in continuous research and development activities at its various manufacturing locations related to new products as well as to the improvement and maintenance of existing products.  These initiatives are designed to drive top-line growth and improve the Company’s cost position.  In the past two years, these expenditures have not been material.

The Company’s plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug, and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.  The Company’s enterprise resource planning (“ERP”) system enables the establishment and maintenance of records in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

The Company has historically made investments based on compliance with environmental laws and regulations.  These expenditures have not been material with respect to the Company’s capital expenditures, earnings or competitive position.

As of March 9, 2010, the Company employed approximately 870 persons, including 104 part-time employees, and approximately 53 maintenance employees that are covered by a labor agreement, which expires in May 2012.  In addition, as of March 1, 2010 the Company also retained the services of approximately 45 contract staff at its Philadelphia operations.

See Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee, Strategic Planning Committee, and Nominating and Corporate Governance Committee are available on the Company’s website at www.tastykake.com, under the “Investors, Corporate Governance” headings or are available upon written request directed to the Secretary of the Company at Navy Yard Corporate Center, Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania 19112.

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

Change in Top Customers’ Buying Patterns May Adversely Affect Our Sales and Profits

Our top twenty customers represented 61.1% of our 2009 net sales and 59.0% of our 2008 net sales.  Our largest customer, Wal-Mart, represented approximately 20.6% of our net sales in 2009 and 19.7% of our net sales in 2008.  If any of the top twenty customers change their buying patterns with us, our sales and profits could be adversely affected.

Increased Commodity Prices and Availability May Impact Profitability

We are dependent upon sweeteners, cocoa, eggs, oils, and flour for our ingredients.  Many commodity prices have experienced recent volatility.  Increases in commodity prices and availability could have an adverse impact on our profitability.

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

Collectability of Long-term Receivables May Adversely Affect Our Financial Position

Our long-term receivables represent loans issued to our independent sales distributors for the purchase of route territories and delivery vehicles.  These loans are issued through a wholly-owned subsidiary, TBC Financial Services, Inc.  Current lending guidelines require significant collateral to minimize our risk in the event of default by an independent sales distributor and our loss history has been minimal.  The ability to collect the entire loan portfolio, however, is directly related to the success of our current route distribution system and the independent sales distributor’s ability to repay the loan, which is directly related to the economic success of the route.  In addition, any external event or circumstance that impacts the independent sales distributors may also affect the collectability of long-term receivables.

The Inability to Further Develop Our Brand Recognition May Adversely Impact Sales and Profitability

Historically, route sales by independent sales distributors have accounted for the largest part of our revenues.  As we expanded outside of our core route market, the percentage of volume may shift toward more non-route business, causing some erosion of our gross margin.  We continue to evaluate existing and new business possibilities outside the core market utilizing both Company owned routes and third party distributors. We also sell products through distributorships and major grocery chains that have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico. If we are unable to further develop brand recognition in the expanded markets, sales and profitability could be adversely affected.

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

Loss of Facilities Could Adversely Affect Our Financial and Operational Results

We currently have three production facilities: two in Philadelphia and one in Oxford, Pennsylvania.  One Philadelphia facility is a multi-storied manufacturing facility where some of our signature products are manufactured and is in the process of being transitioned to our newly constructed production facility in the Philadelphia Navy Yard.  The facility in the Philadelphia Navy Yard will be the exclusive production facility of our signature products once fully operational which is expected in the spring of 2010.  The Oxford facility is a single-story manufacturing facility with expansion possibilities.  Our data processing operations are located at our Corporate Office in the Navy Yard, with off-site data backup and disaster recovery facilities.  The loss of any of the facilities could have an adverse impact on our operations, financial condition and results of operations.

Indebtedness Incurred in Connection with Our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

Higher levels of indebtedness associated with the Company’s new manufacturing and distribution facility could increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate; and require that we use a larger portion of our cash flow to pay principal and interest, thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.

The Inability to Successfully Implement Our Strategic Manufacturing Initiative Could Adversely Affect Our Financial and Operational Results

We are dependent upon third parties to deliver and install high-tech, modern baking equipment. Unanticipated delays in the completion of the facility or delivery of new equipment could substantially increase the costs and ultimately the indebtedness associated with the initiative.  Unexpected increases in equipment or installation costs could also substantially increase the indebtedness associated with the initiative.  Unfavorable deviations from expected equipment performance or unforeseen difficulties associated with transitioning to a new facility could significantly increase the costs of future production.  Such unanticipated delays, cost increases or unfavorable deviations in equipment performance could also restrict the Company’s ability to increase revenues and profitability, and have an adverse impact on our financial condition and results of operations.

A Change in Interest Rates May Adversely Affect Our Financial and Operational Results

Increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables.  A decrease in interest rates used to set the pension discount rate could increase pension liability and adversely impact the relationship of our unrecognized gain or loss to the pension corridor.  Refer to the risk factor “Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results” below for additional discussion.  A sensitivity analysis on the impact of this relationship is included in Note 11 of the consolidated financial statements, included in Item 8 below.

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

Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results

Accounting for pension expense requires the use of estimates and assumptions including discount rate, rate of return on plan assets, compensation increases, mortality and employee turnover, all of which affect the amount of expense recognized by us. In addition, the rate of return on plan assets is directly related to changes in the equity and credit markets, which can be volatile.  The use of the above assumptions, market volatility and our election in 1987 to recognize all pension gains and losses in excess of our pension corridor in the current year may cause us to experience significant changes in our pension expense from year to year which could adversely affect our operating results.  Most other public companies elected an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time.

Increases in Employee and Employee-Related Costs Could Adversely Affect Our Financial and Operational Results

Health care and other employee-related costs may continue to rise and any substantial increase in costs may have an adverse impact on our profitability.  In addition, a shortage of qualified employees, a substantial increase in the cost of qualified employees, or any adverse affect resulting from third party labor negotiations could have an adverse affect on our operations and financial results.

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

Current Economic and Market Conditions Could Adversely Affect Our Financial and Operational Results

Our business may be adversely affected by changes in economic and business conditions nationally and particularly within our core market.  In addition, the business strategies implemented by management to meet these business conditions and other market challenges may have a significant impact upon our future financial condition and results of operations.  During the second half of 2008 and throughout 2009, the U.S. economy has experienced a significant downturn that has resulted in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies.  This may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations.  In addition, this economic crisis has had a material and direct impact on financial institutions resulting in limited access to capital, which may impact our ability to borrow funds to support operations or other liquidity needs under our credit facility or otherwise borrow or raise capital.  Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by the economic downturn.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.       Properties

The locations and primary use of the materially important physical properties owned or leased by the Company and its subsidiaries are as follows:

Location	Lease /Own	Primary Facility Use

2801 Hunting Park Avenue (a)	Own	Production of cakes
Philadelphia, PA

3413 Fox Street(a)	Own	Warehouse, Shipping and Distribution
Philadelphia, PA		Operations through February 2010

700 Lincoln Street(a)	Own	Tasty Baking Oxford Offices,
Oxford, PA		Production of honey buns, cake, mini donuts
and donut holes

Three Crescent Drive(b)	Lease	Executive, Sales and Finance Offices, Data
Suite 200		Processing Operations, Office Services
Philadelphia, PA

4300 S. 26th Street(b)	Lease	Production of cakes, pies, snack bars
Philadelphia, PA		Warehouse, Shipping and Distribution Operations

(a)These properties are encumbered by a shared first and second priority lien under the Company’s bank credit facility, the MELF Loans and PIDC Local Development Corporation credit facility.

(b)These properties are also referred to herein as being located in the Philadelphia Navy Yard.

In addition, the Company leases various other properties used principally as local pick-up and sales distribution points.    During 2010, the leased facility at 4300 S. 26th Street is expected to fully replace the Company’s current manufacturing facility located at 2801 Hunting Park Avenue, Philadelphia, and has replaced the Company’s current distribution operations at 3413 Fox Street, Philadelphia.

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

Item 4.       (Removed and Reserved)

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5.       Market for the Company's Common Equity and Related Shareholder Matters

Summarized quarterly market prices per share for the Company’s common stock and cash dividend payments for 2009 and 2008 are as follows:

	First	Second	Third	Fourth	Year
2009
Market prices:
High	4.60	7.01	7.24	6.88	7.24
Low	3.25	4.10	6.32	5.70	3.25
Cash Dividends	.05	.05	.05	.05	.20

2008
Market prices:
High	9.20	6.57	5.89	4.98	9.20
Low	5.23	5.27	3.21	2.75	2.75
Cash Dividends	.05	.05	.05	.05	.20

Each quarter consisted of 13 weeks.  The market prices of the Company’s common stock reflect the high and low sales price by quarter as traded on the NASDAQ Global Market (formerly the NASDAQ National Market).  The approximate number of holders of record of the Company’s common stock (par value $ 0.50 per share) as of February 17, 2010, was 1,967.  On March 9, 2010, the closing sale price per common share was $6.95.

Dividends

The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors (“Board”).  The Board bases its decisions regarding dividends on, among other things, general business conditions, the Company’s financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.  Under the terms of the Company’s credit agreement with its banks, the Company may currently pay cash dividends to its shareholders in an aggregate amount not to exceed $1.8 million in any one fiscal year.

The following table provides information regarding purchases made by the Company of its common stock during the fourth quarter of fiscal 2009:

Period	Total Number of Shares Repurchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 2009 – October 31, 2009	16,977	$6.44	-	-

November 1, 2009 – November 28, 2009	-	$-	-	-

November 29, 2009 – December 26, 2009	-	$-	-	-
Total	16,977	$6.44	-	-

(a)Shares represent restricted shares surrendered by employees to satisfy tax obligations arising from the vesting of restricted shares.

Item 6.       Selected Financial Data

Not Applicable.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations
All disclosures are pre-tax, unless otherwise noted.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including but not limited to those under the headings “Business,” “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.  Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of such words as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about competition within the baking industry, concentration of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, loss of one of the Company’s production facilities, availability of capital, legal proceedings, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the recognition of pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to complete a new facility and relocate thereto, the costs and availability of capital to fund improvements to its new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described directly above and under “Risk Factors.”  Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements.  There can be no assurance that the Company’s new manufacturing strategy will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

Critical Accounting Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions.  Actual results could differ from those estimates and assumptions, impacting the Company’s reported results of operations and financial position.  Certain accounting estimates are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the Company and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.  The Company’s significant accounting policies are more fully described in Note 1 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.

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

Coupon expense estimates are calculated using the number of coupons dropped to consumers and the estimated redemption percentage.  The estimated redemption percentages are based on data obtained from the Company’s third party coupon processor and its experience with similar coupon drops.  Upon monthly receipt of the actual coupon redemption report, the coupon expense is updated based upon actual coupon activity as well as changes in the forecasted redemption percentage as estimated by the third party coupon processor.

Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment.  If the customers fall above or below the required quantities as the year progresses, this could impact the estimate.

Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program.

Product returns are recorded as product is returned to the Company.  At quarter and year-end, an estimated reserve for product returns is recorded based upon sales in the last two weeks of the quarter or year and historical return experience.  Actual returns may vary from this estimate.

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

Since the Company obtains updated information on every discount and allowance account each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. The average monthly amount of discounts and allowances was approximately $10.2 million in 2009.  Historically, actual discounts and allowances have not varied significantly from estimates.  Total discounts and allowances were 40.4% of gross sales in 2009.  This percentage is consistent with prior years and is a significant percentage of gross sales since all price discounts given to both independent sales distributors and third party distributors are reflected as reductions to gross sales.

Allowance for Doubtful Accounts

The Company aggressively pursues the collection of accounts receivable balances.  The Company performs ongoing credit evaluations of customers’ financial condition and makes quarterly estimates of its ability to collect its accounts receivable balances.  When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes accounts receivable trends and historical bad debts, customer concentrations, customer credit worthiness, levels of customer deductions, current economic trends and changes in customer payment terms.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The provision for doubtful accounts is recorded as a selling, general and administrative expense.  The allowance for doubtful accounts has three components.  The first component is a reserve against all accounts receivable balances based on a specific percentage depending on the age of the receivables, with the remaining receivables reserved against using the last five years of write-off experience for the Company.  The second component is for specific trade customer accounts receivable balances from customers whose ability to pay is in question, such as customers who file for bankruptcy while they have an outstanding balance due the Company.  The third component is a reserve against any breached independent sales distributor accounts receivable balances that are not adequately covered by the independent sales distributor’s equity in the route territory.  Although the total allowance for doubtful accounts reflects the estimated risk for all customer balances, if any one of our top twenty customers’ accounts receivable balances became fully uncollectable, it would have a material impact on our consolidated statement of operations and would negatively impact cash flow.

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

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover.  A sensitivity analysis for pensions is included in Note 11 to the Company’s audited consolidated financial statements in this Annual Report on Form 10-K.  The Company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur.  For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time.  Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate.  The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income.  Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the Company to have pension expense or income within its allowable pension corridor.  Actual results may differ from the Company’s assumptions and may impact the liability and expense amounts reported for pensions and postretirement benefits.  During 2009, overall pension asset returns were above the 8.0% assumption.  In addition, the discount rate decreased from 6.45% at the end of 2008 to 5.80% at the end of 2009.  In 2009, there were no gains or losses in excess of the pension corridor.  In 2008, pension losses exceeded the pension corridor and the Company recorded $12.6 million in additional pension expense during the fourth quarter.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20 thousand.  Since January 2006, the Company provided subsidized medical benefits for its retirees and their dependents who had not yet reached age 65.  In December 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company set the benefits’ cessation date as December 1, 2009.  This plan amendment and curtailment resulted in the Company recording $7.8 million in income in the fourth quarter 2008, which is reflected in the Company’s income from operations.

Life insurance for individuals retiring before January 1, 2006 was capped at $20 thousand of coverage.  Incumbent retirees who purchased coverage in excess of $20 thousand and all new retirees after January 1, 2006 paid age based rates for their life insurance benefit for which the Company incurs no liability.  In June 2009, the Company made the decision to cease providing post-employment life insurance benefits and terminated the plan.  The associated plan amendment and curtailment resulted in the Company recording approximately $3.7 million in income in the second quarter of 2009.  Approximately $2.2 million of the $3.7 million was recorded as a reduction in cost of sales, with the remainder of approximately $1.5 million recorded as an offset to selling, general and administrative expenses.

Workers’ Compensation Expense

Accounting for workers’ compensation expense requires the use of estimates and assumptions regarding numerous factors, including the ultimate severity of injuries, the timeliness of reporting injuries, and health care cost increases.  The Company insures for workers’ compensation liabilities under a large deductible program where losses are incurred by the Company up to certain specific and aggregate amounts.  Accruals for claims under the large deductible insurance program are recorded as claims are incurred.  The Company estimates the liability based on total incurred claims and paid claims, adjusted by loss development factors that account for the development of losses over time.  Loss development factors are based on prior loss experience and on the age of incurred claims, and are reviewed by a third party claim loss specialist.  The Company’s estimated liability is the difference between the amounts we expect to pay and the amounts we have already paid for those years, adjusted for the limits on the aggregate amounts and discounted to present value.  The Company evaluates the estimated liability on a continuing basis and adjusts it accordingly.  Included in the estimate of liability is an estimate for expected changes in inflation and health care costs.

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

The Company has recorded a state deferred income tax asset, before consideration of any valuation allowance, for the benefit of state income tax loss carryforwards (“NOLs”).  These carryforwards expire in varying amounts between 2010 and 2029.  The Company also has recorded a deferred income tax asset for the benefit of federal income tax NOLs.

The valuation allowance for deferred tax assets as of December 26, 2009 and December 27, 2008 was $0.9 million and $1.2 million, respectively.  Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.  However, the amount realized could be reduced if estimates of future taxable income during the carryforward period are not achieved.

Results of Operations
Percentages may not calculate due to rounding.

The following table sets forth the percentage relationships to gross sales of certain items in the Company’s consolidated statements of operations:

	52 Weeks Ended	52 Weeks Ended
	December 26, 2009	December 27, 2008
Gross sales	100.0%	100.0%
Discounts and allowances	40.4	38.1
Net sales	59.6	61.9
Costs, expenses and other
Cost of sales	38.5	42.4
Depreciation	5.5	4.6
Selling, general & administrative expenses	16.8	17.6
Other expense (income), net	.1	0.3
Interest expense	0.8	0.7
Loss before provision for income taxes	(2.1)	(3.7)
Provision for income taxes	(1.0)	(1.3)
Net loss	(1.1)	(2.4)

Overview

Net loss for the fiscal year ended December 26, 2009 was $3.4 million.  Net loss for 2009 includes, on a pre-tax basis, $8.4 million of accelerated depreciation and a spare parts reserve of $1.4 million for equipment deemed to be no longer usable or have any fair market value, which were both due to the Company’s transition to the new manufacturing facility at the Philadelphia Navy Yard.  In addition, the Company recognized $3.7 million of pre-tax income related to the termination of the Company’s postretirement life insurance plan and a $0.6 million reduction in accrued postemployment costs associated with the planned transition to the Company’s new manufacturing facility at the Philadelphia Navy Yard.  Net loss for the fiscal year ended December 27, 2008 was $6.8 million.  Net loss for 2008 includes, on a pre-tax basis, $5.2 million of  accelerated depreciation related to the Company’s transition to the new manufacturing facility at the Philadelphia Navy Yard, $12.6 million of additional pension expense related to pension losses in excess of the pension corridor, $1.8 million in postemployment costs primarily related to the Company’s planned move to a new bakery and $7.8 million of income related to the termination of the Company’s postretirement medical benefit plan.

Sales

Total gross sales increased 7.8% on a volume increase of 2.2% in 2009 as compared to 2008.  During fiscal 2009, total net sales increased by 3.8% versus the prior year period driven by a 5.0% increase in Route net sales while Non-route net sales remained flat as compared to the prior year period.  The increase in Route net sales was primarily driven by higher net selling prices and increased sales volumes primarily in the grocery channel, resulting from increased promotional effectiveness as compared to 2008.  Non-route net sales for fiscal 2009 remained constant versus the prior year as increased sales to direct customers were offset by declines with third party distributors and vending customers.

Cost of Sales

Cost of sales, excluding depreciation, decreased $2.6 million in fiscal 2009 as compared to fiscal 2008.  The decrease resulted from a $2.2 million reduction in key ingredient and packaging costs and a $3.1 million reduction in fixed manufacturing costs, which were only partially offset by the impact of higher sales volumes.

The $3.1 million reduction in fixed manufacturing costs in fiscal 2009 versus 2008 was partly attributable to $2.2 million of income in the second quarter of 2009 associated with the termination of the Company’s  postretirement life insurance plan, which was partially offset by a $1.5 million increase in non-cash rental expense associated with the commencement of the operating lease for the Company’s new manufacturing facility at the Philadelphia Navy Yard, as well as a $0.4 million increase in incentive compensation costs.  An additional $1.5 million of income related to the termination of the postretirement life insurance plan was recorded as a component of selling, general and administrative expenses.

Also driving the year over year reduction in fixed manufacturing costs was the impact of a pension corridor charge and postretirement medical insurance plan termination benefit that occurred in fiscal 2008, but did not reoccur in fiscal 2009. The total pension corridor costs in fiscal 2008 were $12.6 million of which $7.6 million, or 60%, of the additional pension expense was recorded in fixed manufacturing expense with the remainder, $5.0 million, recorded as a component of selling, general and administrative expenses.  This pension corridor expense in fiscal 2008 resulted from losses in the Company’s defined benefit pension plan exceeding its pension corridor, which is equal to the greater of ten percent of the projected pension benefit obligation or ten percent of the market-related value of plan assets. Also, in 2008 the Company recorded a $7.8 million benefit resulting from a change in the Company’s postretirement medical insurance plan of which $4.7 million, or 60% of this benefit, was recorded in fixed manufacturing costs with the remainder, or $3.1 million, recorded as a component of selling, general and administrative expenses.  The net impact of the pension corridor charge and postretirement medical insurance plan termination benefit on the fixed manufacturing costs in fiscal 2008 was $2.9 million in expense.

Depreciation

Depreciation expense increased $3.8 million to $16.6 million in fiscal 2009 from $12.9 million in fiscal 2008.   The increase was primarily due to the impact of the change in the useful lives of certain assets at the Philadelphia operation which will not be relocated to the new facility, combined with higher depreciation resulting from investments in property and equipment related to the Company’s planned move to the new facility.  Incremental depreciation resulting from the change in useful lives of the assets at the Philadelphia operation which will not be relocated to the new facility totaled $8.4 million and $5.2 million for fiscal 2009 and 2008, respectively.  The Company expects incremental depreciation resulting from the change in useful lives to continue through the second quarter of 2010, when the new facility is expected to be fully operational.

Gross Profit

For fiscal 2009, gross profit increased 13.0% to $47.3 million, which represented 26.2% of 2009 net sales, an increase from 24.1% of 2008 net sales.  The biggest drivers of the change were approximately $4.0 million of benefit from increased volumes and higher net selling prices combined with the reduction in the cost of key ingredients and packaging as well as the decline in fixed manufacturing expenses as explained above.  Partially offsetting these benefits was a $3.8 million increase in depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million or 3.3% to $51.0 million in fiscal 2009 as compared to $49.4 million in fiscal 2008.  The primary drivers of the change were a $1.2 million increase in accrued incentive compensation costs combined with $0.8 million in rental expense associated with the new corporate office space at the Philadelphia Navy Yard.  In addition, non-incentive salary related compensation expenses increased in fiscal 2009 by approximately $0.8 million driven in part by the impact of the correction of an error related to the capitalization of certain internal labor costs incurred in connection with the transition of the Company’s bakery operations to the Philadelphia Navy Yard.  Partially offsetting these increases was a $1.6 million reduction in general operating expenses including lower transportation costs driven by favorable shipping rates as well as a $1.5 million in benefit related to the termination of the Company’s postretirement life insurance plan in the second quarter of 2009.  Additionally, in 2008 the Company recorded $1.9 million for the net impact of a pension corridor charge and postretirement medical insurance plan termination benefit which did not reoccur in 2009.

Other (Income) Expense, Net

For fiscal 2009, the Company had other expense, net of $0.1 million compared to $0.9 million in fiscal 2008.  This decrease was primarily driven by revisions to the estimate for postemployment costs associated with the relocation of the Company’s bakery operations to the Philadelphia Navy Yard, partially offset by the spare parts reserve of $1.4 million taken for equipment deemed to be no longer usable or have any fair market value due to the relocation of the Company’s bakery operations to the Philadelphia Navy Yard.

Interest Expense

Interest expense increased $0.6 million to $2.7 million in fiscal 2009, from $2.1 million in fiscal 2008.  The increase was primarily due to higher debt levels resulting from investments in equipment for the Company’s new manufacturing and distribution facility and higher credit spreads.

Taxes

The effective tax rates for fiscal 2009 and fiscal 2008 were 47.3% and 35.2% of income (loss) before provision for income taxes, respectively.  These rates compare to a federal statutory rate of 34.0%.  During 2009, the Company reversed certain valuation allowances on Philadelphia deferred tax assets totaling $711 thousand and favorably settled a state tax matter that resulted in discrete tax benefits of approximately $411 thousand.

Liquidity and Capital Resources

Current assets at December 26, 2009 were $31.8 million compared to $34.7 million at December 27 2008, while current liabilities at December 26, 2009 were $31.9 million compared to $23.7 million at December 27, 2008.  The decrease in current assets was primarily driven by a reduction in accounts receivable and inventory, partially offset by an increase in deferred income taxes.  In fiscal 2009, current liabilities increased $8.1 million driven by the increase in cash overdraft of $3.2 million primarily due to management of working capital, an increase in accounts payable of $1.2 million due primarily to equipment purchases associated with the relocation of the Company’s Philadelphia operations and a $1.3 million increase in accrued employee benefits, primarily related to incentive compensation costs.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The bakery lease agreement provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of pies, snack bars, certain cupcakes and krimpets at the new facility.  The equipment commissioning process has begun for the remaining production lines and the Company expects the new facility to be fully operational in the spring of 2010.  The term of the bakery lease commenced in October 2009, and the lease provides for no rent payments in the first year of occupancy. Annual rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  As of December 26, 2009, the Company recorded prepaid rent of $7.5 million in “Other Assets” related to improvements of the leased facility, net of deferred rent associated with the facility. The Company will account for both agreements as a single unit of account and as an operating lease and will recognize rental expense associated with this operating lease on a straight-line basis over 26 years.

During April 2009, the Company relocated its corporate headquarters to 36,000 square feet of leased office space in the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The lease provides for no rent payments in the first six months of occupancy.  Annual rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.6 million in the final year of the lease.  The Company will recognize rental expense associated with the agreement on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of December 26, 2009 and this letter of credit will be eliminated in June 2010.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  This equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $78.0 million through 2010.  The Company anticipates that this project, when completed, will generate approximately $13.0 million to $15.0 million in annual pre-tax savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.  Capital expenditures were $38.2 million for 2009 which were primarily related to the construction of the new facility and investment in high-tech equipment.  Capital expenditures are projected to be approximately $13.9 million in 2010 which includes transition and non-transition related capital projects.

The Company had approximately $20.4 million remaining of available credit facilities as of December 26, 2009, with no outstanding commercial paper obligations; compared to debt principal of approximately $1.1 million due to be paid off in 2010.  In addition to the Company’s cash requirements associated with normal operating activity and the financing of the new facilities, the Company has a minimum pension contribution requirement of $2.9 million in 2010, of which $0.6 million was made in January 2010.  The global financial markets have experienced a high level of turbulence, with instability in the equity and credit markets, and with some banking and financing institutions experiencing significant economic distress.  These markets have shown some degree of improvement during 2009, but have not completely restabilized.  The Company’s access to and value of cash equivalents and short-term investments has not been negatively impacted by the liquidity problems in the banking and financial markets.  Although the Company has exercised prudence in the applied investment strategy, it is impossible to predict how the banking and financial markets’ future stability and economic conditions might affect the Company’s financial position.  Further, additional failures of banking and financial institutions could reduce the availability of committed credit facilities and could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict access to the public equity and debt markets.

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

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”) covenant.  Bank EBITDA  is fully defined as consolidated net income excluding option proceeds and extraordinary gains and losses, plus income tax expense, interest expense, depreciation and amortization, non-cash pension charges subject to certain limitations and any other allowable non-cash gains to or non-cash charges against net income (including a non-cash charge against net income in connection with stock-based compensation), less any non-cash pension gains, in each case to the extent deducted in determining net income.  For purposes of this definition of Bank EBITDA, transition costs, restructure charges and any other allowable gains or losses that result from the execution of the strategic manufacturing initiative at the Philadelphia Navy Yard project are excluded.

Interest rates for the Bank Credit Facility fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to Bank EBITDA. The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  As of December 26, 2009 and December 27, 2008, the outstanding balances under the Bank Credit Facility were $67.3 million and $45.2 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum.  As of December 26, 2009 and December 27, 2008, the outstanding balances under the PIDC Credit Facility were $12.0 million and $3.0 million, respectively.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. The Company borrowed $5.0 million under MELF Loan 2 in October 2008.  As of December 26, 2009 and December 27, 2008, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

In September 2007, the Company entered into an agreement which governs the shared collateral positions under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 (the “Intercreditor Agreement”) and establishes the priorities and procedures that each lender has in enforcing the terms and conditions of each of their respective agreements.  The Intercreditor Agreement permits the group of banks and their agent bank in the Bank Credit Facility to have the initial responsibility to enforce the terms and conditions of the various credit agreements, subject to certain specific limitations, and allows such bank group to negotiate amendments and waivers on behalf of all lenders, subject to the approval of each lender.

As of December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

The representations, covenant and events of default in the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 are customary for normal financing transactions.  Events of default include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain specific covenants; (c) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (d) cross default and cross acceleration; (e) the occurrence of bankruptcy and insolvency events; (f) certain judgments against the Company or any of its subsidiaries; (g) the occurrence of a Change in Control; and (h) violation of certain financial covenants.  Upon the occurrence of an event of default, the lenders may terminate the local commitments, accelerate all loans and exercise any of their rights under agreements and the ancillary loan document as a secured party.

Additionally, negative covenants include, among others, limitations on the issuance or repurchase of Company stock and on the incurrence of liens and secured indebtedness by the Company, other than in connection with the Bank Credit Facility and the PIDC Credit Facility or MELF Loan 1 or MELF Loan 2, as applicable.

Year-End
Requirement
Minimum Bank EBITDA	$15,250,000
Minimum fixed charge coverage ratio	1.2 to 1.0
Maximum debt to Bank EBITDA ratio	6.0 to 1.0
Minimum liquidity ratio	1.0 to 1.0
Limit on annual non-transition related capital expenditures	$6,500,000

In December 2009, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the maximum operating leverage ratio as of March 27, 2010 and June 26, 2010.  In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum Bank EBITDA requirement as of December 27, 2008 and the maximum operating leverage as of September 27, 2008 and December 27, 2008, which was necessary to eliminate an instance of non-compliance.

Certain of our covenants become more restrictive over the term of the agreement.  Our most restrictive covenants, Bank EBITDA and maximum debt to Bank EBITDA, as amended, have the following requirements for the next year as follows:

		Maximum Debt to
	Bank EBITDA	Bank EBITDA
Fiscal 2009 Year End	$15,250,000	6.00 to 1.0
Fiscal 2010 First Quarter	$15,250,000	5.75 to 1.0
Fiscal 2010 Second Quarter	$15,250,000	5.50 to 1.0
Fiscal 2010 Third Quarter	$15,250,000	4.75 to 1.0
Fiscal 2010 Fourth Quarter	$21,000,000	4.75 to 1.0

As of December 26, 2009, Bank EBITDA was approximately $18.5 million and the ratio of debt to Bank EBITDA was approximately 5.5 to 1.0.  As of December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1, and the MELF Loan 2 and is currently projecting compliance with its debt covenants through 2010.

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statements of operations.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of December 26, 2009, the notional value of the swap was $23.5 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of December 26, 2009.  The cumulative change in the fair market value of the derivative instrument was reflected as a liability totaling $2.1 million and $1.8 million as of December 26, 2009 and December 27, 2008, respectively.

Net cash generated from operating activities increased by $4.0 million in fiscal 2009 to $5.0 million.  The increase in net cash generated from operating activities was primarily driven by the aggregate effect of the year over year changes in the Company’s net loss, employee related benefits, accounts receivable, and prepayments and other.

Net cash used for investing activities in 2009 increased by $3.0 million over 2008 to $37.8 million.  The increase was primarily due to the purchase of machinery and equipment for the Company’s new manufacturing facility in the Philadelphia Navy Yard.

Net cash generated from financing activities in 2009 decreased by $1.1 million versus 2008 to $32.8 million.  The decrease was due to the net change in long-term borrowings related to the implementation of the Company’s new manufacturing strategy and the Company’s management of working capital.

The Company currently anticipates that cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2, all as described in detail above, will provide sufficient cash to meet the short-term and long-term operating, capital expenditure and financing requirements of the Company.

Recent Accounting Statements

In June 2008, the FASB issued guidance on the accounting for certain share-based payments in the calculation of earnings per share (formerly referred to as “FSP No. EITF 03-06-01, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share under the two-class method.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively.  The Company adopted the provisions of this guidance for the quarter ended March 28, 2009.  The adoption of the required provisions did not have a material impact on the calculation of earnings per share – basic or earnings per share – diluted.

In June 2009, the FASB issued guidance on accounting for the transfers of financial assets (formerly referred to as “Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”) which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept; (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor; and (5) extensive new disclosures. This guidance is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance for variable-interest entities.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements, which provides additional disclosure requirements and clarifies existing disclosure requirements for fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

Item 8.       Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings, statements of cash flows, and statements of stockholder’s equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 26, 2009 and December 27, 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2010

Consolidated Financial Statements
Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations and Retained Earnings
(000’s, except per share amounts)

	52 Weeks Ended	52 Weeks Ended
	December 26, 2009	December 27, 2008
Operations
Gross sales	$303,105	$281,175
Less discounts and allowances	(122,543)	(107,209)
Net sales	180,562	173,966

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	116,575	119,192
Depreciation	16,640	12,886
Selling, general and administrative	51,028	49,404
Other expense (income), net	68	900
Interest expense	2,678	2,074
	186,989	184,456
Loss before provision for income taxes	(6,427)	(10,490)

Provision for income taxes	(3,038)	(3,684)

Net loss	$(3,389)	$(6,806)

Retained Earnings
Balance, beginning of year	$16,653	$25,119
Cash dividends paid on common shares
($0.20 per share in 2009 and 2008)	(1,704)	(1,660)
Balance, end of year	$11,560	$16,653

Per share of common stock:
Net loss:
Basic	$(.43)	$(.85)
Diluted	$(.43)	$(.85)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)

	52 Weeks Ended	52 Weeks Ended
	December 26, 2009	December 27, 2008
Cash flows from operating activities
Net loss	$(3,389)	$(6,806)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	16,640	12,886
Amortization	370	328
Asset retirement obligation interest	395	374
Loss (gain) on sale of plant, property and equipment	11	(1)
Defined benefit pension expense	1,246	12,623
Pension contributions	(2,373)	(1,990)
(Increase) decrease in deferred taxes	(2,558)	(6,693)
Prepaid rent	(7,096)	-
(Decrease) increase in reserve for restructure	(574)	1,652
Share-based compensation	1,454	732
Postretirement medical	(4,145)	(8,248)
Other	2,303	(6,491)
Changes in assets and liabilities:
(Increase) decrease in receivables	2,039	(2,120)
Decrease in inventories	423	529
Increase in prepayments, deferred taxes and other	(156)	(2,385)
Increase (decrease) in accrued taxes	89	(27)
Increase (decrease) in accounts payable, accrued
payroll and other accrued liabilities	301	6,629
Net cash from operating activities	4,980	992

Cash flows used for investing activities
Independent sales distributor loan repayments	3,300	3,188
Proceeds from sale of property, plant and equipment	24	22
Purchase of property, plant and equipment	(38,237)	(34,663)
Loans to independent sales distributors	(2,711)	(3,245)
Other	(215)	(170)
Net cash used for investing activities	(37,839)	(34,868)

Cash flows from financing activities
Dividends paid	(1,704)	(1,660)
Repurchase of treasury shares	(112)	-
Payment on long-term debt	(17,028)	(18,633)
Net increase in short-term debt	-	1,000
Increase in long-term debt	48,496	51,290
Net increase in cash overdraft	3,154	1,880
Net cash from financing activities	32,806	33,877

Net increase (decrease) in cash	(53)	1
Cash and cash equivalents, beginning of year	58	57
Cash and cash equivalents, end of year	$5	$58

Supplemental cash flow information
Cash paid during the year for:
Interest	$3,814	$1,402
Income taxes	$993	$105

Noncash investing and financing activities
Capital leases	$1,216	$939
Loans to independent sales distributors	$(98)	$(111)
Purchase of property, plant and equipment included in accounts payable	$(3,235)	$(2,282)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)

	December 26, 2009	December 27, 2008
Assets
Current assets:
Cash and cash equivalents	$5	$58
Receivables, less allowance of $3,063 and $2,862, respectively	19,480	21,519
Inventories	6,767	7,190
Deferred income taxes	3,389	2,707
Prepayments and other	2,158	3,200
Total current assets	31,799	34,674

Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	66,724	52,052
Machinery and equipment	151,327	132,609
Construction in progress	43,367	37,412
	262,851	223,506
Less: accumulated depreciation and amortization	141,199	125,218
	121,652	98,288

Other assets:
Route territories	2,102	1,880
Long-term receivables from independent sales distributors	9,286	9,817
Long-term prepaid rent	7,452	-
Deferred income taxes	16,085	13,088
Miscellaneous	1,094	1,450
	36,019	26,235
Total Assets	$189,470	$159,197

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (continued)
(000’s)

	December 26, 2009	December 27, 2008
Liabilities
Current liabilities:
Accounts payable	$8,824	$7,641
Accrued payroll and employee benefits	6,457	5,182
Cash overdraft	5,924	2,770
Current obligations under capital leases	919	720
Notes payable, banks and current portion of long-term debt	1,128	1,000
Reserve for restructure	1,078	-
Other accrued liabilities	7,535	6,419
Total current liabilities	31,865	23,732

Asset retirement obligation	7,444	7,050
Accrued pension	25,257	27,921
Accrued other liabilities	7,586	5,256
Long-term debt	88,147	57,194
Long-term obligations under capital leases, less current portion	1,387	1,199
Postretirement benefits other than pensions	-	2,226
Reserve for restructure	-	1,652
Total Liabilities	161,686	126,230

Commitments and contingencies

Shareholders’ Equity
Accumulated other comprehensive income (loss)	(6,348)	(5,599)
Capital in excess of par value of stock	28,016	28,699
Common stock, par value $0.50 per share, and entitled to one vote per share:
Authorized 30,000 shares, issued 9,116 shares	4,558	4,558
Retained earnings	11,560	16,653
Treasury stock, at cost:
877 shares and 952 shares, respectively	(10,002)	(11,344)
Shareholders’ equity	27,784	32,967
Total Liabilities and Shareholders’ Equity	$189,470	$159,197

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)
(000’s)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income (Loss)

Balance at December 29, 2007	9,116	$4,558	$28,683	$25,119	$(11,558)	$634	$47,436
Comprehensive income
Net loss	-	-	-	(6,806)	-	-	(6,806)	$(6,806)
Other comprehensive income
Change in pension plan	-	-	-	-	-	(2,446)	(2,446)	(2,446)
Cash flow hedges	-	-	-	-	-	(1,273)	(1,273)	(1,273)
Change in OPEB plan	-	-	-	-	-	(2,514)	(2,514)	(2,514)
Comprehensive income (loss)								$(13,039)

Restricted stock amortization and loss on issuance of treasury stock	-	-	16	-	-	-	16
Share-based compensation (restricted shares)	-	-	-	-	732	-	732
Share-based compensation (forfeited)	-	-	-	-	(518)	-	(518)
Dividends paid	-	-	-	(1,660)	-	-	(1,660)
Balance at December 27, 2008	9,116	$4,558	$28,699	$16,653	$(11,344)	$(5,599)	$32,967

Comprehensive income
Net loss	-	-	-	(3,389)	-	-	(3,389)	$(3,389)
Other comprehensive income
Change in pension plan	-	-	-	-	-	414	414	414
Cash flow hedges	-	-	-	-	-	(162)	(162)	(162)
Change in OPEB plan	-	-	-	-	-	(1,001)	(1,001)	(1,001)
Comprehensive income (loss)								$(4,138)

Restricted stock amortization	-	-	(683)	-	-	-	(683)
Share repurchase	-	-	-	-	(112)	-	(112)
Share-based compensation (restricted shares)	-	-	-	-	1,454	-	1,454
Share-based compensation (forfeited)	-	-	-	-	-	-	-
Dividends paid	-	-	-	(1,704)	-	-	(1,704)
Balance at December 26, 2009	9,116	$4,558	$28,016	$11,560	$(10,002)	$(6,348)	$27,784

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
All disclosures are pre-tax, unless otherwise noted.

1.     Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company is a leading producer of sweet baked goods and is one of the nation’s oldest and largest independent baking companies and has been in operation since 1914.  It has three manufacturing facilities, two in Philadelphia, Pennsylvania, and a third facility in Oxford, Pennsylvania.  The Company is in the process of transitioning bakery operations from the Hunting Park, Philadelphia facility to the facility at the Philadelphia Navy Yard.  The Company expects this transition to be complete in 2010.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal years 2009 and 2008 were 52-week years.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated.

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

Concentration of Credit
The Company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables.  Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations.  The Company’s top twenty customers represented 61.1% of its 2009 net sales and 59.0% of its 2008 net sales. The Company’s largest customer, Wal-Mart represented 20.6% of its net sales in 2009 and 19.7% of its net sales in 2008.  In addition, Wal-Mart represented 23.1% and 21.0% of total net accounts receivable as of December 26, 2009 and December 27, 2008, respectively.  If any of the top twenty customers could not pay their current balance due, the Company’s ability to maintain current profits could be adversely affected.

Revenue Recognition
Revenue is recognized when title and risk of loss pass, which is upon receipt of goods by the independent sales distributors, retailers or third party distributors.  For route sales, the Company sells to independent sales distributors who in turn, sell to retailers.  Revenue for sales to independent sales distributors is recognized upon receipt of the product by the distributor.  For sales made directly to a customer or a third party distributor, revenue is recognized upon receipt of the products by the retailer or third party distributor.

The Company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales, including price promotion discounts; distributor discounts; coupons; customer rebates; cooperative advertising; and product returns.  Price promotion discount expense is recorded when the related product being discounted is sold by the independent sales distributor to the customer.  Independent sales distributors receive a purchase discount equal to a percentage of the wholesale price of product sold to customers, net of promotion and return costs, and are recorded at the time of sale. Coupon expense estimates are calculated using the number of coupons dropped to consumers and the estimated redemption percentage.  Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment.  Cooperative advertising expense is recorded based on the estimated advertising cost of the underlying program.   Product returns are estimated based upon sales in the last two weeks of the year and the historical return experience.

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors that purchase the exclusive right to sell and distribute Tastykake products in defined geographic areas.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor, or newly established routes in new areas. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than its net carrying value. As of December 26, 2009 and December 27, 2008, the net carrying values of sales distribution routes owned by the Company were $2.1 million and $1.9 million, respectively.

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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the following estimated useful lives of the assets, except where a shorter useful life is necessitated by the Company’s decision to relocate its Philadelphia Operations.

Asset Category	Estimated Useful Life
Buildings and improvements	26-39 years
Machinery and equipment	7-15 years
Vehicles	5-10 years
Capitalized hardware and software	5 years
Construction in progress	Not applicable

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.   As of December 26, 2009 and December 27, 2008, the Company had a reserve for excess and obsolete spare parts of $1.5 million and $0.1 million, respectively.

Costs of major additions, replacements and betterments are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.  For significant projects, the Company capitalizes interest and internal and external labor costs associated with the construction and installation of plant and equipment and significant information technology development projects.

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

The Company has a conditional asset retirement obligation related to asbestos in its Philadelphia manufacturing facility. As a result of the Company’s decision to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and recognized a liability for this obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in the second quarter of 2010, while the capitalized asset retirement cost is depreciated through the remaining useful life of the Philadelphia manufacturing facility.  The Company recorded $0.4 million in interest during 2009 and 2008 associated with the conditional asset retirement obligation.  As of December 26, 2009 and December 27, 2008 the asset retirement obligation totaled approximately $7.5 million and $7.1 million, respectively.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s income statement at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations, the Company received a $0.6 million grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounted for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant is expected to be placed into service in 2010.

The Company, in conjunction with The Reinvestment Funds, Allegheny West Foundation and the DCED, developed and participates in Project Fresh Start (the “Project”).  The Project is an entrepreneurial development program that provides an opportunity for qualified minority entrepreneurs to purchase routes from independent sales distributors.  The source of grant monies for this program is the DCED.  The grants are used by minority applicants to partially fund their purchase of an independent sales distribution route.

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There is no statement of operations impact related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, either as they are incurred or over the period in which the future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing expenses, including direct marketing and marketing overhead costs, totaled $3.8 million and $3.7 million, for the years ended December 26, 2009 and December 27, 2008, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of its enterprise resource planning system and the handheld computer system, as well as various upgrades and enhancements to existing software.  The Company’s unamortized capitalized computer software costs totaled $5.0 million and $5.2 million as of December 26, 2009 and December 27, 2008, respectively.  The Company recognized $2.4 million and $2.2 million of amortization expense related to its capitalized computer software costs in the consolidated statements of operations during fiscal 2009 and 2008, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $10.9 million and $11.4 million, for the years ended December 26, 2009 and December 27, 2008, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

Retirement Plans
The Company’s funding policy for the pension plan is to contribute amounts deductible for federal income tax purposes plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.  In 1987, the Company elected to immediately recognize all gains and losses in excess of the pension corridor, which is equal to the greater of ten percent of the projected pension benefit obligation or ten percent of the market-related value of plan assets.

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

Accounting for Derivative Instruments
The Company has entered into variable-to-fixed rate interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statement of operations.

The Company has also entered into foreign currency forward contracts to hedge against fluctuations in foreign currency exchange rates.  These contracts are accounted for as fair value foreign currency hedges.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the consolidated statement of operations, with the corresponding asset and liability recorded on the balance sheet.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income (loss) per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  Refer to Note 19 for additional information regarding the calculation of basic and diluted earnings per common share for the periods presented.

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

Out of Period Adjustment
During the fourth quarter of fiscal 2009, we identified an error in our financial statements related to 2007 through the third quarter of fiscal 2009.  This error related to the capitalization of certain internal labor costs incurred in connection with the transition of the Company’s bakery operations to the Philadelphia Navy Yard.  We corrected the error during the fourth quarter of fiscal 2009, which had the effect of increasing selling, general and administrative costs by $0.7 million, and increasing the net loss by $0.4 million.  This prior period error is not material to the financial results of the current or previously issued annual financial statements or previously issued interim financial statements.

Recent Accounting Statements
In June 2008, the FASB issued guidance on the accounting for certain share-based payments in the calculation of earnings per share (formerly referred to as “FSP No. EITF 03-06-01, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share under the two-class method.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively.  The Company adopted the provisions of this guidance for the quarter ended March 28, 2009.  The adoption of the required provisions did not have a material impact on the calculation of earnings per share – basic or earnings per share – diluted.

In June 2009, the FASB issued guidance on accounting for the transfers of financial assets (formerly referred to as “Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”) which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept; (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor; and (5) extensive new disclosures. This guidance is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance for variable-interest entities.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements which provides additional disclosure requirements and clarifies existing disclosure requirements for fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

2.     New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of pies, snack bars, certain cupcakes and krimpets.  The equipment commissioning process has begun for the remaining production lines and the Company expects the new facility to be fully operational in the spring of 2010.  The term of the bakery lease commenced in October 2009, and provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  As of December 26, 2009, the Company recorded prepaid rent of $7.5 million in “Other Assets” related to improvements of the leased facility, net of deferred rent associated with the facility.  The Company will account for both agreements as a single unit of account and as an operating lease and will recognize rental expense associated with this operating lease on a straight-line basis over 26 years.

During April 2009, the Company relocated its corporate headquarters to 36,000 square feet of leased office space in the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The office lease provides for no rent payments during the first six months of occupancy.  Annual rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.6 million in the final year of the lease.  The Company will recognize rental expense associated with the operating lease on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of December 26, 2009 and this letter of credit will be eliminated in June 2010.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  The equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $78.0 million through 2010.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

As of December 26, 2009, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment or held-for-sale classification.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  The remaining useful lives of these assets have been updated to be consistent with the time remaining until the completion of the relocation of the Company’s operations.

3.     Restructure

As part of the relocation of its Philadelphia operations the Company expects approximately 215 positions to be eliminated over the course of the transition.  While the Company expects to achieve much of this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits. During the third quarter of 2009, the Company revised its estimate of the postemployment costs expected to be incurred in connection with the relocation of its Philadelphia operation.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in the other (income) expense, line of the statement of operations. The Company expects the restructuring liability to settle and likewise the majority of payments to be made in connection with the restructuring program to be paid during 2010.

The following is the estimated future obligations related to postemployment benefits associated with the relocation of  the Company’s Philadelphia operations (in thousands):

	2009	2008
Restructure reserve, beginning of the year	$1,652	$-
Additions	-	1,652
Net change resulting from update to estimate	(574)	-
Restructure reserve, end of the year	$1,078	$1,652

4.     Inventories

Inventories are classified as follows (in thousands):

	December 26, 2009	December 27, 2008
Finished goods	$1,939	$2,275
Work in progress	116	109
Raw materials and supplies	4,712	4,806
	$6,767	$7,190

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories totaling $42 thousand as of December 26, 2009.  At December 27, 2008, there were no reserves established for obsolete or slow-moving inventories.

5.     Long-Term Receivables from Independent Sales Distributors

The Company’s sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute TASTYKAKE® products in defined geographical territories.  The Company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral.  Most route purchase activities involve transactions between existing and new independent sales distributors.  At December 26, 2009 and December 27, 2008, interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) of $10.7 million and $11.3 million, respectively, were included in current and long-term receivables in the accompanying consolidated balance sheets.

6.     Notes Payable and Long-Term Debt

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”) covenant.  Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index from 125 to 325 basis points based upon the Company’s ratio of debt to Bank EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In December 2009, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the maximum operating leverage ratio as of March 27, 2010 and June 26, 2010.   In October 2008, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the minimum Bank EBITDA requirement as of December 27, 2008 and the maximum operating leverage as of September 27, 2008 and December 27, 2008 which was necessary to eliminate an instance of non-compliance.  As of December 26, 2009 and December 27, 2008, the outstanding balances under the Bank Credit Facility were $67.3 million and $45.2 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of December 26, 2009 and December 27, 2008, the outstanding balances under the PIDC Credit Facility were $12.0 million and $3.0 million, respectively.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. The Company borrowed $5.0 million under MELF Loan 2 in October 2008.  As of December 26, 2009 and December 27, 2008, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of December 26, 2009, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

Notes payable, banks, and current portion of long-term	Maturity
debt consists of the following (in thousands):	Dates	December 26, 2009	December 27, 2008

Current portion of long term debt (5.44% at
December 26, 2009 and 5.50% at December 27, 2008)		$1,128	$1,000

Long-term debt consists of the following (in thousands):
Credit Facility
(5.09% at December 26, 2009 and 4.55%
at December 27, 2008)	September 2012	$22,730	$29,900
Fixed Asset Loan (5.03% at December 26, 2009
and 6.03% at December 27, 2008)	September 2012	43,545	14,294
MELF (5.00% at December 26, 2009 and
5.00% at December 27, 2008)	September 2017	9,872	10,000
PIDC (4.50% at December 26, 2009 and 6.50%
at December 27, 2008)	September 2017	12,000	3,000

Total long-term debt		$88,147	$57,194

The aggregate amount of long-term debt maturing is as follows (in thousands):

Long-Term Debt

2011	$3,849
2012	68,178
2013	2,960
2014	3,019
2015	3,081
Later years	7,060
Total long-term debt	$88,147

7.     Obligations under Capital Leases

Obligations under capital leases consist of the following (in thousands):

	December 26, 2009	December 27, 2008

Capital lease obligations, maturing August 2012	$84	$-
Capital lease obligation, with interest at 5.90% and 7.49%,
and maturities between March 2011 and March 2013	615	810
Capital lease obligation, with interest rates between 7.50% and 9.50%
and maturities between June 2010 and October 2014	1,443	1,052
Capital lease obligation, with interest rates between 11.00% and 14.50%
and maturities between March 2010 and November 2014	164	57
	2,306	1,919
Less: current portion	(919)	(720)
	$1,387	$1,199

8.     Commitments and Contingencies

The Company leases certain facilities, machinery, automotive equipment, computer equipment and facilities, including the new manufacturing and distribution facility at the Philadelphia Navy Yard under noncancelable lease agreements.  The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.  Property, plant and equipment related to capital leases were $3.8 million at December 26, 2009, and $2.6 million at December 27, 2008, with accumulated amortization of $1.5 million and $0.7 million, respectively.  Depreciation and amortization of assets recorded under capital leases was $0.8 million in 2009 and $0.6 million in 2008.

The following is a schedule of future minimum lease payments as of December 26, 2009 (in thousands):

	Capital Leases	Noncancelable Operating Leases

2010	$1,066	$2,850
2011	799	6,298
2012	451	6,054
2013	167	6,112
2014	99	6,039
Later years	-	151,058
Total minimum lease payments	$2,582	$178,411
Less interest portion of payments	(276)
Present value of future minimum lease payments	$2,306

Rental expense was approximately $4.5 million in 2009 and $2.2 million in 2008.

In connection with a workers’ compensation insurance policy, the Company has obtained standby letters of credit in the amount of $2.4 million that is required by its insurance carriers in order to guarantee future payment of claims.

In connection with the lease agreement for the Company’s new production facility, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with funding its pension requirement, the Company is obligated to make a minimum contribution of $2.9 million in 2010, of which $0.6 million was made in January 2010.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business, which historically approximates $60.0 million to $70.0 million annually.  The majority of these items are obtained by purchase orders on an as needed basis.

The Company is also involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Company's business.  The Company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, if one or more of such matters were determined adversely to the Company, the ultimate liability arising therefrom is not expected to be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.

9.     Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statements of operations.  The Company has hedged a portion of its exposure to changes in interest rates through September 5, 2012.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of December 26, 2009, the notional value of the swap was $23.5 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of December 26, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $2.1 million and $1.8 million as of December 26, 2009 and December 27, 2008, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates were subject to an additional credit spread ranging from 125 basis points to 325 basis points and were equal to 325 basis points as of December 26, 2009.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $0.3 million as of December 26, 2009 and December 27, 2008.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts are accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments are recorded currently in the consolidated statements of operations, with the corresponding asset and liability recorded on the balance sheets.

As of December 26, 2009 and December 27, 2008, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.4 million AUD ($1.2 million USD) and 5.3 million AUD ($3.6 million USD), respectively.

The Company held foreign currency forward contracts, which were originally entered into to hedge the risk of foreign currency fluctuations associated with commitments denominated in AUD; however, during fiscal 2009 certain of these forward contracts were determined to be no longer designated as hedging instruments.  All of these contracts have been settled as of December 26, 2009.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Fifty-two Weeks Ended
	Income Statement	December 26,	December 27,
	Location	2009	2008
Cash Flow Hedges
Interest Rate Swaps

Net loss recognized in accumulated other comprehensive income		$(254)	$(2,089)

Net loss reclassified from accumulated other comprehensive income to interest expense	Interest expense	(630)	(117)

Fair Value Hedges
Foreign currency forward contracts
Net gain (loss) recognized in other income, net	Other (income) expense, net	718	(981)

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

In addition to the derivative instruments described above, the Company has entered into foreign currency forward contracts that are not designated as hedging activities.  These forward contracts do not have any impact on net income as the Company has entered into equal and offsetting buy and sell contracts and changes in fair value are fully offsetting within the other (income) expense, net line of the consolidated statements of operations.

Derivative instruments are reflected in the condensed consolidated balance sheets as follows (in thousands):

		December 26,	December 27,
	Balance Sheet Location	2009	2008

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(2,342)	$(2,089)
Foreign currency hedges	Prepayments and other	133	-
Foreign currency hedges	Other current liabilities	-	(382)
Foreign currency hedges	Other non-current liabilities	-	(203)

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

10.     Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 26, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,342)	$—	$(2,342)	$—
Foreign currency hedges	133	—	133	—
Total financial instruments owned	$(2,209)	$—	$(2,209)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 27, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,089)	$—	$(2,089)	$—
Foreign currency hedges	(585)	—	(585)	—
Total financial instruments owned	$(2,674)	$—	$(2,674)	$—

As of December 26, 2009 and December 27, 2008, the carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and other current assets and liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

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

Effective February 15, 2007, benefit accruals under the DB Director Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the DB Director Plan after February 15, 2007 solely for vesting purposes.  On February 15, 2007, the Board of Directors approved a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to the director’s account equivalent in value to $4 thousand on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows (in thousands):

Actuarial loss	$60
Prior service (credit) cost	-
Transition (asset) obligation	-
Total	$60

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	2009	2008
Service cost-benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	5,031	5,020
Expected return on plan assets	(3,823)	(5,071)
Prior service cost amortization	(10)	(18)
Actuarial loss recognition	48	61
Actuarial loss recognition, in excess of corridor	-	12,631
Curtailment charge	-	-
Net pension amount charged to (income) expense:	$1,246	$12,623

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of these plans (in thousands):

	2009	2008
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$80,502	$83,329
Service cost	-	-
Interest cost	5,031	5,020
Actuarial (gain) loss	5,318	(1,454)
Benefits paid	(6,297)	(6,393)
Curtailment	-	-
Projected benefit obligation, end of year	$84,554	$80,502

Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$80,502	$83,329
Accumulated benefit obligation, end of year	$84,554	$80,502

Change in Pension Plan Assets
Fair value of plan assets, beginning of year	$49,361	$66,304
Actual return on plan assets	9,900	(13,071)
Voluntary company contribution	-	-
Required company contribution	2,373	1,990
Benefits paid	(5,784)	(5,862)
Fair value of plan assets, end of year	$55,850	$49,361

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(28,704)	$(31,142)
Unrecognized actuarial loss	-	-
Unrecognized prior service cost	-	-
Net liability recognized in balance sheet, end of year	$(28,704)	$(31,142)

Amounts Recognized in the Statement of Financial Position consists of:
Current liability	$(3,447)	$(3,221)
Non-current liability	(25,257)	(27,921)
Net amount recognized, end of year	$(28,704)	$(31,142)
Additional minimum pension liability, non-current	$-	$-

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 5.80% for fiscal year 2009 and 6.45% for fiscal year 2008.  The discount rate is selected by discounting the expected cash flows supporting the benefit obligations of the Tasty Baking Company Pension Plan to the spot rates derived from a yield curve representing quoted yields on over 250 high quality (Aa or equivalent) graded corporate bonds as of December 31, 2009. The present value based on the spot rates was subsequently calibrated to a single equivalent discount rate. The expected long-term rate of return on assets for fiscal years 2009 and 2008 was 8.0%.  No rate of compensation increase applies to 2009 or 2008 since the Plan’s participants are not accruing additional benefits after March 26, 2005.  At the end of 2005, the DB Plan adopted the use of an updated mortality table determining its liabilities.  Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor.  The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 5.80% discount rate and 8.0% expected return on assets (in thousands):

	Impact on Pension	Impact on Pension	Impact on
	Expense without	Expense with Full	Projected Benefit
	Corridor Recognition	Corridor Recognition	Obligation
25 basis point decrease in discount rate	$(88)	$90	$1,860
25 basis point increase in discount rate	81	81	(1,818)
25 basis point decrease in return on assets assumption	136	136	–
25 basis point increase in return on assets assumption	(136)	(136)	–

As of December 26, 2009, the DB Plan’s corridor is $7.9 million, which is the greater of 10% of the projected benefit obligation or plan assets of the Pension Plan.  This compares to unrecognized actuarial losses of $6.7 million as of December 26, 2009.  Accordingly, during fiscal 2009 no gains or losses in excess of the corridor were recognized.  Any actuarial losses in excess of the corridor would be charged immediately to the income statement in 2010.

Expected Cash Flows
Information about cash flows for the pension plans follows (in thousands):

Employer Contributions
2010 (expected) to plan trusts	$2,947
2010 (expected) to plan participants	$500
Benefit Payments From:	Plan Trust	Company Assets
2010	$5,977	$500
2011	5,939	506
2012	5,937	502
2013	5,893	493
2014	5,868	481
2015-2019	29,150	2,087

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

The asset allocation for the DB Plan at the end of 2009 and the target allocation for 2010 by asset category follow:

Asset Category	Target Allocation for 2010	Percentage of Plan Assets at Year End 2009
Equity securities	50%	49%
Debt securities	40%	40%
Other	10%	11%
Total	100%	100%

Equity securities include Tasty Baking Company’s common stock which is less than 1.0% of plan assets at the end of 2009.

Plan assets measured at fair value are categorized as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
Assets	Balance as of December 26, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 27, 2008
Common equity securities(a)	$90	$90	$-	$-	$45
Equity mutual funds(a)	21,567	21,567	-	-	21,923
Fixed income mutual funds	27,636	27,636	-	-	21,020
Other Assets
Net plan receivables	525	525	-	-	518
Collective Fund	6,032	-	-	6,032	5,855
	$55,850	$49,818	$-	$6,032	$49,361

(a)Based on quoted market prices in active markets.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value for pension and defined benefit retirement plans during the fiscal year ended December 26, 2009 (in thousands):

Collective Fund

Balance as of December 27, 2008	$5,855
Actual return on plan assets:
Relating to assets still held at the reporting date	177
Relating to assets sold during the period	-
Purchases, sales and settlements	-
Transfers into (out of) Level 3	-
Balance as of December 26, 2009	$6,032

12.     Defined Contribution Retirement Plans

The Company maintains the Tasty Baking Company 401(k) and Company Funded Retirement Plan (the “DC Retirement Plan”) which has two separate benefits.  The first benefit in the DC Retirement Plan is a funded Defined Contribution Retirement Plan (the “DC Plan”), which is offered in lieu of the benefits previously provided in the now frozen DB Plan. Under the DC Plan, the Company makes weekly cash contributions into individual accounts for all eligible employees.  These contributions are based on employees’ point values which are the sum of age and years of service as of January 1 each year.  All employees receive contributions that range from 2.0% to 5.0% of covered compensation relative to their point totals.  Employees at March 27, 2005 who had 20 years of service or 10 years of service and 60 points received an additional “grandfathered” contribution between 1.5% and 3.5% of salary.  The “grandfathered” contribution percentage is paid weekly with the regular contribution until those covered employees retire or separate from the Company.  These “grandfathered” contributions are being made to compensate older employees for the shorter earnings period that their accounts will have to appreciate in value relative to their normal retirement dates.

The second benefit in the DC Retirement Plan is a 401(k) Plan (“401(k) Plan”).  Under the 401(k) Plan, all participants receive a discretionary Company match of their elective deferrals.  Historically, the Company matching contribution has been 50% of their elective deferrals that do not exceed 4.0% of their covered compensation as defined in the 401(k) Plan. As of June 27, 2009, the Company suspended the discretionary matching contribution under the 401(k) Plan for the remainder of fiscal 2009 for all employees who participate in the program. The Company elected to reinstate the discretionary matching contribution under the 401(k) Plan beginning in fiscal 2010.

The Company maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee. The total DC SERP liability as of December 26, 2009 and December 27, 2008, was $1.7 million and $1.4 million, respectively.

Components of DC pension amounts charged to income (in thousands):

	Fifty-two Weeks Ended
	December 26, 2009	December 27, 2008
DC Plan expense	$1,750	$1,647
DC SERP expense	290	356
401(k) matching contribution	351	667
Net defined contribution retirement plan amount charged to income	$2,391	$2,670

13.     Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company historically provided certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB).  These benefits had been provided through contracts with insurance companies and health service providers.

With the implementation of Medicare Part D in January 2006, the Company stopped providing medical benefits for most of its post-65 retirees and began requiring incumbent retirees to pay age-based rates for life insurance benefits in excess of $20 thousand.  Starting in January 2006, the Company provided subsidized medical benefits for its retirees and their dependents who had not yet reached age 65.  In December 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company set the benefits’ cessation date as December 1, 2009.

Life insurance for individuals retiring before January 1, 2006 was capped at $20 thousand of coverage.  Incumbent retirees who purchased coverage in excess of $20 thousand and all new retirees after January 1, 2006 paid age based rates for their life insurance benefit for which the Company incurred no liability.  In June 2009, the Company made the decision to cease providing postretirement life insurance benefits and terminated the plan.  The associated plan amendment and curtailment resulted in the Company recording approximately $3.7 million in income in the second quarter of 2009.  Approximately $2.2 million of the $3.7 million was recorded as a reduction in cost of sales, with the remainder of approximately $1.5 million recorded as an offset to selling, general and administrative expenses.

There are no amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year.

The components of net postretirement benefits are summarized as follows (in thousands):

	2009	2008
Service cost	$-	$345
Interest cost	86	438
Net amortization and deferral	(398)	(1,872)
Total FAS 106 net periodic postretirement (income) expense	$(312)	$(1,089)
Other charges (credits)
Curtailment benefit	$-	$(7,790)
Settlement	-	-
Special termination benefits	(3,725)	-
Total OPEB net periodic postretirement benefit	$(4,037)	$(8,879)

Payments made in connection with the OPEB plans totaled $0.4 million and $0.6 million for fiscal 2009 and 2008, respectively.

The following table sets forth the change in projected benefit obligation, funded status of the postretirement benefit plan and the net liability recognized in the Company’s balance sheets at December 26, 2009 and December 27, 2008 (in thousands):

	2009	2008
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$2,714	8,064
Service cost	-	345
Interest cost	86	438
Actuarial loss (gain)	16	(106)
Benefits paid	(408)	(630)
Change in plan provision	(2,408)	(5,397)
Projected benefit obligation, end of year	$-	$2,714

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$-	$(2,714)
Net liability recognized in balance sheet, end of year	$-	$(2,714)
Less current liability	-	488
Net long term liability recognized in balance sheet, end of year	$-	$(2,226)

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.6% in 2009 and 2008.

Expected Cash Flows
There are no future expected cash flows for the postretirement benefits other than pensions.

14.     Stock Compensation

The Company maintains the Tasty Baking Company 2006 Long Term Incentive Plan (the "2006 Plan").  As of December 26, 2009, the aggregate number of shares reserved and available for grant under the 2006 Plan was 121,100 shares of the Company’s common stock.

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

On December 17, 2008, the Board of Directors of the Company terminated the 1997 Long Term Incentive Plan (the “1997 Plan”) effective as of such date.  No further awards may be granted under the 1997 Plan; however, this termination will not affect any awards of stock options or restricted stock previously granted under the 1997 Plan and such awards will continue in effect in accordance with their original terms.

The Company also has an active 2003 Long Term Incentive Plan (“2003 Plan”).  As of December 26, 2009, the aggregate number of shares available for grant under the 2003 Plan was 29,744.  The terms and conditions of the 2003 Plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 2003 Plan.

Under the terms of the Change of Control Agreements and Employment Agreements that the Company entered into with certain executive officers, upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately.

A summary of stock options as of December 26, 2009 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares (000s)	Exercise Price	Contractual Term	Value (000s)
Outstanding at December 27, 2008	322	$10.38
Granted	-	-
Forfeited	(8)	11.21
Exercised	-	-
Outstanding at December 26, 2009	314	$10.36	3.41	$758
Options exercisable at December 26, 2009	314	$10.36	3.41	$758

As of December 26, 2009, there was no unrecognized compensation related to nonvested stock options, and there were no options granted and there was no cash received from option exercises during 2009.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock as of December 26, 2009 is presented below:

	Shares (000s)	Weighted –Average Fair Value
Nonvested at December 27, 2008	417	$6.07
Granted	100	4.08
Forfeited	(1)	7.16
Exercised	(52)	8.00
Nonvested at December 26, 2009	464	$5.42

As of December 26, 2009, there was $1.4 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 2.15 years.  Total compensation expense recognized in the consolidated statements of operations for equity based compensation was $0.7 million and $0.2 million for the years ended December 26, 2009 and December 27, 2008, respectively.  Related income tax benefits recognized in earnings were $0.3 million and $0.1 million for the fiscal years ended December 26, 2009 and December 27, 2008, respectively.

On December 16, 2005, the Board and the Committee approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees, officers (including executive officers) and directors under the Company’s 1994, 1997 and 2003 Long Term Incentive Plans.  The following table provides certain information with respect to stock options outstanding and exercisable by employees for fiscal 2009 and fiscal 2008:

		2009		2008
		Weighted-Average		Weighted-Average
		Shares (000s)	Exercise Price	Shares (000s)	Exercise Price
	Options outstanding at beginning of year	258	$10.32	331	$10.31
Less:	Exercises	-	-	-	-
	Forfeitures	(8)	11.21	(73)	10.30
		250		258
	Granted	-	-	-	-
	Outstanding at end of year	$250	10.29	$258	10.32
	Options exercisable at year-end	250		258
	Weighted-average fair value of
	options granted during the year		$-		$-

The following table provides certain information with respect to stock options outstanding and exercisable at December 26, 2009:

	Outstanding Options			Exercisable Options
Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares (000s)	Contractual Life	Exercise Price	Shares (000s)	Exercise Price
$7.55-$11. 30	250	3.50	$10.29	250	$10.29

Weighted-average fair value of
options granted during the year			$-		$--

A summary of the status of options outstanding and exercisable by the Directors of the Company for the fiscal years 2009 and 2008 is presented below:

		2009		2008
		Weighted-Average		Weighted-Average
		Shares (000s)	Exercise Price	Shares (000s)	Exercise Price
	Options outstanding at beginning of year	64	$10.61	108	$10.84
Less:	Exercises	-	-	-	-
	Forfeitures	-	-	(44)	11.18
		64		64
	Granted	-	-	-	-
	Outstanding at end of year	64	$10.61	64	$10.61

	Options exercisable at year-end	64		64
	Range of exercise prices		$8.65 to $11.60		$8.65 to $11.60

	Weighted-average fair value of
	options granted during the year		$-		$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions.

On February 15, 2007, the Board of Director’s approved a Deferred Stock Unit Plan (the “DSU Plan”) for non-employee directors of the Company.  The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to each non-employee director’s account equivalent in value to $4 thousand on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

A summary of the status of Director Stock Units (“DSU’s”) outstanding and exercisable by the Directors of the Company for the fiscal years 2009 and 2008 is presented below:

		2009		2008
		Weighted-Average		Weighted-Average
		Shares (000s)	Exercise Price	Shares (000s)	Exercise Price
DSU’s outstanding at beginning of year		42	$6.12	13	$9.34
Less:	Exercises	-	-	-	-
	Forfeitures	-	-	-	-
		42		13
Granted		24	5.83	29	4.62
Outstanding at end of year		66	$6.02	42	$6.12

DSU’s vested at year-end		33		24
Range of exercise prices			$3.31 to $10.45		$3.31 to $10.45

15.     Capitalization of Interest Costs

The Company capitalizes interest as a component of the cost of significant construction projects.  The following table sets forth data relative to capitalized interest (in thousands):

	2009	2008
Total interest	$4,998	$3,185
Less: Capitalized interest	(2,320)	(1,111)
Interest expense	$2,678	$2,074

16.     Other Expense (Income), Net

Other expense (income), net consists of the following (in thousands):

	2009	2008
Interest income	$(832)	$(907)
Restructuring expense	(470)	1,850
Spare parts expense(a)	1,368	-
Other, net	2	(43)
Other expense (income), net	$68	$900

(a)Reserve for excess and obsolete spare parts recognized in the fourth quarter of fiscal 2009 in connection with the Company’s relocation of bakery operations to the Philadelphia Navy Yard and represents equipment deemed to be no longer usable or have any fair market value.

17.     Income Taxes

The effective tax rates were a provision of 47.3% in 2009 and 35.2% in 2008. The provision for income taxes differs from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision for income taxes as follows (in thousands):

	2009	2008
Statutory tax provision	$(2,185)	$(3,560)
State income taxes, net of
federal income tax (credit)/benefit	(301)	(623)
Addition to (release of) tax reserves	(270)	136
Change in valuation allowance	(284)	241
Non-deductible expenses and other	2	122

Provision for income taxes	$(3,038)	$(3,684)

For the year ended December 26, 2009, the Company recognized an income tax benefit of $3.0 million, which is comprised of $2.9 million related to deferred income taxes and $0.1 million related to current income taxes. For the year ended December 27, 2008, the Company recognized an income tax benefit of $3.7 million, which is comprised of a $3.8 million benefit related to deferred income taxes and $0.1 million of expense related to current income taxes.

During fiscal 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $411 thousand which reduced the Company’s effective tax rate for the periods presented.

Deferred income taxes represent the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Significant components of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	2009	2008
Deferred tax assets
Pension and employee benefit costs	$12,161	$13,392
Postretirement benefits other than pensions	-	1,116
Vacation pay	45	3
Provision for doubtful accounts	814	628
Charitable contributions	596	659
Net operating loss carryforwards	5,947	3,708
Unused federal tax credits	433	293
Unused state tax credits	250	250
Other	4,141	2,547

Net deferred tax asset	24,387	22,596
Less: valuation allowance	(907)	(1,247)
Net deferred tax assets	$23,480	$21,349

Deferred tax liabilities
Depreciation and amortization	(4,005)	(5,554)

Total net deferred tax assets	$19,475	$15,795

The Company has recorded a state deferred income tax asset of $2.6 million, before consideration of any valuation allowance, for the benefit of state income tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2010 and 2029.  The Company has recorded a deferred income tax asset of $3.4 million for the benefit of federal income tax NOLs.  Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized.

The valuation allowance for deferred tax assets as of December 26, 2009 and December 27, 2008 was $0.9 million and $1.2 million, respectively.  The net change in the total valuation allowance for the year ended December 26, 2009 was a decrease of $0.3 million.  The valuation allowance at 2009 and 2008 was primarily related to deferred tax assets in jurisdictions with relatively short carryforward periods that, in the judgment of management, are not more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.  In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.  Based on the level of historical taxable income and projections of future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as December 26, 2009.  The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 26, 2009 would be recognized through an income tax benefit that would be reported in the consolidated statement of earnings.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	2009	2008

Beginning balance	$855	$803
Increase related to prior year tax positions	-	3
Increases related to current year tax positions	52	103
Decreases related to settlements with taxing authorities	(558)	-
Decreases related to lapsing of statute of limitations	(55)	(54)
Ending balance	$294	$855

As of December 26, 2009 and December 27, 2008, the total amount of gross unrecognized tax benefits was $0.3 million and $0.9 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 26, 2009 and December 27, 2008, respectively, are $0.2 million and $0.6 million.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.  At December 26, 2009 there were no accrued interest and penalties.  At December 27, 2008, accrued interest and penalties on a net basis was $0.5 million.  For the fiscal years ended December 26, 2009 and December 27, 2008, the Company recognized interest and penalties as income tax expense in the consolidated statements of operations totaling $(0.2) million and $0.1million, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. Substantially all material state income tax matters have been concluded through 2001. The Company is currently under audit in the State of New Jersey for the 2004 through 2006 tax years.  As the audit has progressed, no issues have been identified to cause the Company to adjust its unrecognized tax positions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to December 26, 2009.

18.     Accumulated Other Comprehensive Income (Loss)

(in thousands)

	Pension	Interest	OPEB		Comprehensive
	Plan	Rate Swap	Plan	Total	Income (Loss)

Balance at December 29, 2007	$(2,881)	$-	$3,515	$634	$766
Net loss 2008					(6,806)
2008 activity, net of tax of ($1,586), ($816) and ($1,612)	(2,446)	(1,273)	(2,514)	(6,233)	(6,233)

Balance at December 27, 2008	(5,327)	(1,273)	1,001	(5,599)	(13,039)

Net loss 2009					(3,389)
2009 activity, net of tax of $383, ($91) and ($730)	414	(162)	(1,001)	(749)	(749)

Balance at December 26, 2009	$(4,913)	$(1,435)	$-	$(6,348)	$(4,138)

19.     Net Loss per Common Share

(in thousands, except per share amounts)

The following is a reconciliation of the basic and diluted net income (loss) per common share computations:

	Fifty-Two Weeks Ended
	December 26, 2009		December 27, 2008
	Income (Loss)	Shares	Income (Loss)	Shares
Net loss	$(3,389)		$(6,806)
Less:
Income attributable to participating securities	(70)		(53)

Net loss available for common shareholders	$(3,459)		$(6,859)

Net loss per common share - basic	(0.43)	8,072	(0.85)	8,046

Net loss per common share - diluted	(0.43)	8,072	(0.85)	8,046

The Company has determined that the calculation of net income per common share – basic includes all securities that are also required by the net income per common share – diluted calculation, and therefore are the same for all periods presented.  For the fiscal year ended December 26, 2009 and December 27, 2008, options to purchase common stock totaling 316,375 and 517,722, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

20.     Subsequent Events

In February 2010, the Company had a fire at its Philadelphia bakery facility at 2801 Hunting Park Avenue which damaged certain of its bakery equipment.  The Company is in the process of quantifying the losses incurred, including losses related to the interruption of the Company’s normal operations.  The Company expects to record a receivable, net of the deductible under the Company’s insurance policies once the determination of the total losses is complete.  Losses related to the fire and the benefit associated with expected insurance recoveries will be recorded in cost of sales.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 26, 2009.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2009.

The Company’s independent registered public accounting firm has issued its auditors’ report on the Company’s internal control over financial reporting, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Not applicable.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10.      Directors and Executive Officers

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of nominees for director and other continuing directors of the Company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company, who are not also directors, are set forth in the Proxy Statement in the section entitled “Executive Officers,” which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “Meetings and Committees of the Board–Committees of the Board,” which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Information regarding the Company’s Code of Business Conduct applicable to the Company’s directors, officers and employees is set forth in the section of the Proxy Statement entitled “Corporate Governance–Code of Business Conduct,” which information is incorporated herein by reference.

Item 11.      Executive Compensation

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company during 2009 and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers,” and “Compensation of Directors,” which information is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer, of the Company and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Ownership of Tasty Baking Common Stock,” which information is incorporated herein by reference.

Information regarding equity compensation plans is set forth in the Proxy Statement in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” which information is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information concerning the independence of each director or nominee for director of the Company is set forth in the Proxy Statement in the sections entitled “Corporate Governance–Director Independence,” and “Meetings and Committees of the Board-Committees of the Board,” which information is incorporated herein by reference.

There are no relationships or related transactions to report under Item 404 of Regulation S-K.

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

TASTY BAKING COMPANY AND SUBSIDIARIES
PART IV

Item 15.      Exhibits and Financial Statement Schedules

For the Fiscal Years Ended December 26, 2009 and December 27, 2008.

Item 15(a)(1).

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended  December 26, 2009 and December 27, 2008 is included on page 57 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3).  Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(3)	*	(a)	Amended and Restated Articles of Incorporation of the Company, effective as of December 17, 2007, including Statement of Change Registered Office of the Company, effective as of November 24, 2009.

		(b)	Amended and Restated By-laws of the Company, adopted as of December 17, 2008, are incorporated herein by reference to Exhibit 3.1 to Form 8-K report of Company, filed on or about December 19, 2008.

(10)	#	(a)	Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10(d) to Form 10-Q report of Company for the 39 weeks ending March 31, 2007.

	#	(b)
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

	#	(e)	Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of Company for fiscal 2006.

	#	(f)	Form of Restricted Stock Agreement for the 2003 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(u) to Form 10-K report of Company for fiscal 2005.

	#	(g)	Form of Restricted Stock Agreement for the 1997 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(t) to Form 10-K report of Company for fiscal 2005.

	#	(h)	Tasty Baking Company Annual Incentive Plan, dated as of July 27, 2006, is incorporated herein by reference to Exhibit 99.6 to Form 8-K report of Company, filed on or about July 31, 2006.

	#	(i)
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
Trust Agreement, dated as of November 17, 1989, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of the Company for fiscal 2008.

#	(l)	Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of Company for fiscal 2006.

#	(m)	Tasty Baking Company Deferred Stock Unit Plan for Directors effective as of February 15, 2007 is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of Company for fiscal 2006.

#	(n)
Trust Agreement, dated January 19, 1990, between the company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of the Company for fiscal 2008.

#	(o)	Amendment to the Tasty Baking Company Retirement Plan for Directors dated February 15, 2007 is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of Company for fiscal 2006.

#	(p)	Director Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(p) to Form 10-K report of the Company for fiscal 2008.

#	(q)
Form of Change of Control Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 99.2 to Form 8-K report of Company, filed on or about July 31, 2006.

#	(r)
Amended and Restated Employment Agreement, dated as of December 23, 2008, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(r) to Form 10-K report of the Company for fiscal 2008.

#	(s)
Amended and Restated Supplemental Executive Retirement Plan Agreement, entered into December 23, 2008, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(s) to Form 10-K report of the Company for fiscal 2008.

(t)
Lease Agreement dated June 15, 2007 by and between L/S Three Crescent Drive, LP and the Company is incorporated by reference herein to Exhibit 10(c) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(u)
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

(z)
Improvements Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(aa)
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

(bb)
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

(cc)
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

*	(ee)
Fourth Amendment, effective as of December 24, 2009, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

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

*	(21)		Subsidiaries of the Company.

*	(23)		Consent of Independent Registered Public Accounting Firm.

*	(31)	(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	(31)	(b)	Certification of Paul D. Ridder, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	(32)		Certification of Charles P. Pizzi, Chief Executive Officer, and Paul D. Ridder, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________
*     Filed or furnished herewith
#     Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 26, 2009 and December 27, 2008

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period

Description

Deducted from applicable assets:

Allowance for doubtful accounts:

For the fiscal year ended December 26, 2009	$2,862	$825	$624	$3,063

For the fiscal year ended December 27, 2008	$2,608	$140	$(114)	$2,862

Inventory valuation reserves:

For the fiscal year ended December 26, 2009	$0	$132	$90	$42

For the fiscal year ended December 27, 2008	$95	$75	$170	$0

Spare parts inventory reserve for obsolescence:

For the fiscal year ended December 26, 2009	$147	$1,375	$8	$1,514

For the fiscal year ended December 27, 2008	$147	$5	$5	$147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

March 11, 2010	/s/ Charles P. Pizzi
Charles P. Pizzi,
President and
Chief Executive Officer

March 11, 2010	/s/ Paul D. Ridder
Paul D. Ridder,
Senior Vice President
and
Chief Financial Officer
[Principal Financial and Accounting Officer]

58

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board	March 11, 2010
James E. Ksansnak	and Director of Tasty
Baking Company

/s/ Charles P. Pizzi	President, Chief	March 11, 2010
Charles P. Pizzi	Executive Officer and
Director of Tasty
Baking Company
[Principal Executive Officer]

/s/ Mark G. Conish	Director of Tasty	March 11, 2010
Mark G. Conish	Baking Company

/s/ James C. Hellauer	Director of Tasty	March 11, 2010
James C. Hellauer	Baking Company

/s/ Ronald J. Kozich	Director of Tasty	March 11, 2010
Ronald J. Kozich	Baking Company

/s/ James E. Nevels	Director of Tasty	March 11, 2010
James E. Nevels	Baking Company

/s/ Judith M. von Seldeneck	Director of Tasty	March 11, 2010
Judith M. von Seldeneck	Baking Company

/s/ Mark T. Timbie	Director of Tasty	March 11, 2010
Mark T. Timbie	Baking Company

/s/ David J. West	Director of Tasty	March 11, 2010
David J. West	Baking Company

/s/ Paul D. Ridder	Senior Vice President	March 11, 2010
Paul D. Ridder	and Chief Financial Officer
[Principal Financial and
Accounting Officer]

59