Form 10-Q
period 2010-03-27
TASTY BAKING CO
filed 2010-05-06
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 27, 2010

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
YES ☐ NO☐

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
YES ☐     NO ☒

There were 8,621,847 shares of Common Stock outstanding as of May 5, 2010.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.              FINANCIAL INFORMATION
Item 1.             Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

	For the Thirteen Weeks Ended
	March 27, 2010	March 28, 2009

Gross sales	$72,287	$76,930
Less discounts and allowances	(29,152)	(30,767)

Net sales	43,135	46,163
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	30,058	29,921
Depreciation	4,705	3,240
Selling, general and administrative	12,914	12,695
Interest expense	1,319	604
Other (income)/expense, net	237	(208)
	49,233	46,252
Loss before provision for
income taxes	(6,098)	(89)

Benefit from income taxes	2,178	19

Net Loss	$(3,920)	$(70)

Average common shares outstanding:
Basic	8,129	8,059
Diluted	8,129	8,059

Per share of common stock:

Net income:
Basic	$(0.48)	$(0.01)
Diluted	$(0.48)	$(0.01)

Cash dividend	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s)

	For the Thirteen Weeks Ended
	March 27, 2010	March 28, 2009

Cash flows from (used for) operating activities
Net loss	$(3,920)	$(70)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,705	3,240
Amortization	133	91
Accretion of asset retirement obligation	102	97
Gain on sale of property, plant and equipment	(2)	-
Gain on sale of route	(21)	-
Defined benefit pension expense	79	209
Pension contributions	(581)	(630)
Increase in deferred taxes	(2,336)	(270)
Prepaid rent	1,555	-
Increase in reserve for restructure	322	-
Share-based compensation	454	289
Postretirement benefit income	-	(156)
Other	(131)	(164)
Changes in assets and liabilities:
Increase in receivables	(2,987)	(1,379)
Increase in inventories	(2,186)	(693)
Increase in prepayments, deferred taxes and other	(1,296)	(875)
Increase in accrued taxes	185	-
Increase in accounts payable, accrued
payroll and other current liabilities	1,106	4,303

Net cash from (used for) operating activities	$(4,819)	$3,992

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	682	666
Proceeds from sale of property, plant and equipment	4	-
Purchase of property, plant and equipment	(5,662)	(14,274)
Loans to independent sales distributors	(564)	(790)
Other	118	2

Net cash used for investing activities	$(5,422)	$(14,396)

Cash flows from (used for) financing activities
Dividends paid	(426)	(423)
Repurchase of treasury shares	(106)	-
Payment on long-term debt	(504)	(9,425)
Increase in long-term debt	10,255	19,880
Net increase in cash overdraft	1,022	390

Net cash from financing activities	$10,241	$10,422

Net increase in cash and cash equivalents	-	18

Cash and cash equivalents, beginning of year	5	58

Cash and cash equivalents, end of period	$5	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	March 27, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$5	$5
Receivables, less allowance of $2,988 and $3,063 respectively	22,461	19,480
Inventories	8,953	6,767
Deferred income taxes	3,389	3,389
Prepayments and other	3,350	2,158
Total current assets	38,158	31,799
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	68,052	66,724
Machinery and equipment	172,420	151,327
Construction in progress	27,357	43,367
	269,262	262,851
Less accumulated depreciation	145,474	141,199
	123,788	121,652
Other assets:
Route territories	2,012	2,102
Long-term receivables from independent sales distributors	9,193	9,286
Long-term prepaid rent, net	5,973	7,452
Deferred income taxes	17,814	16,085
Miscellaneous	1,018	1,094
	36,010	36,019
Total assets	$197,956	$189,470

Liabilities
Current liabilities:
Accounts payable	$13,054	$8,824
Accrued payroll and employee benefits	6,439	6,457
Cash overdraft	6,946	5,924
Current obligations under capital leases	1,005	919
Notes payable, banks and current portion of long-term debt	2,242	1,128
Reserve for restructure	1,399	1,078
Other current liabilities	5,874	7,535
Total current liabilities	36,959	31,865

Accrued pensions	22,867	25,257
Asset retirement obligations	7,547	7,444
Long-term debt	96,441	88,147
Long-term obligations under capital leases, less current portion	1,644	1,387
Other non-current liabilities	7,941	7,586
Total liabilities	$173,399	$161,686

Shareholders' equity
Accumulated other comprehensive loss	$(5,362)	$(6,348)
Capital in excess of par value of stock	27,801	28,016
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares
Retained earnings	7,214	11,560
Treasury stock, at cost	(9,654)	(10,002)
Total shareholders' equity	$24,557	$27,784

Total liabilities and shareholders' equity	$197,956	$189,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company (the “Company”) is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has three manufacturing facilities, two in Philadelphia, Pennsylvania, and a third facility in Oxford, Pennsylvania.  The Company is in process of transitioning bakery operations from its Hunting Park, Philadelphia facility to the facility at the Philadelphia Navy Yard.  The Company expects this transition to be complete in 2010.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal year 2010 is a 52-week year.  Fiscal year 2009 was a 52-week year.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair statement of the results of operations for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, indefinite-lived asset impairment, pension plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

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

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors that purchase the exclusive right to sell and distribute Tastykake® products in defined geographic areas.  When the Company sells routes to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new areas. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to later repurchase a route but may choose to do so to facilitate a change in route ownership.

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.   Any potential impairment is recognized when the fair value of the route is less than the net carrying value.  As of March 27, 2010 and December 26, 2009, the net carrying value of sales distribution routes owned by the Company was $2.0 million and $2.1 million, respectively.

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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the following estimated useful lives of the assets, except where a shorter useful life is necessitated by the Company’s decision to relocate its Hunting Park, Philadelphia manufacturing facility.

Asset Category	Estimated Useful Life
Buildings and improvements	26-39 years
Machinery and equipment	7-15 years
Vehicles	5-10 years
Capitalized hardware and software	5 years
Construction in progress	Not applicable

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  As of March 27, 2010 and December 26, 2009, the Company had a reserve for excess and obsolete spare parts of $1.5 million.

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

The Company has a conditional asset retirement obligation related to asbestos in its Hunting Park, Philadelphia manufacturing facility.  As a result of the Company’s decision to relocate its Philadelphia operations, it was able to estimate a settlement date for the asset retirement obligation and recognized a liability for this obligation.  This obligation will continue to accrete to the full value of the future obligation over the remaining period until settlement of the obligation which is expected to occur in 2010, while the capitalized asset retirement cost is depreciated over the remaining useful life of the Hunting Park, Philadelphia manufacturing facility.  During the thirteen weeks ended March 27, 2010 and March 28, 2009, the Company recorded $0.1 million in interest associated with the asset retirement obligation and as of March 27, 2010 and December 26, 2009, the asset retirement obligation totaled $7.6 million and $7.5 million, respectively.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the condensed consolidated Statements of Operations at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations, the Company received a $0.6 million grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounted for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant was placed into service in the first quarter of 2010, and likewise the amortization of the grant also commenced in the first quarter of 2010.

Additionally, in conjunction with The Reinvestment Funds, Allegheny West Foundation and the DCED, the Company participates in Project Fresh Start (the “Project”).  The Project is an entrepreneurial development program that provides an opportunity for qualified minority entrepreneurs to purchase independent sales distribution routes.  The source of grant monies for this program is the DCED.  The grants are used by minority applicants to partially fund their purchase of an independent sales distribution route.

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There is no impact to the Statements of Operations related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or over the period in which future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $0.9 million and $0.8 million, for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of enterprise resource planning and handheld computer systems.  The Company’s unamortized capitalized computer software costs totaled $4.9 million and $5.0 million as of March 27, 2010 and December 26, 2009, respectively.  The Company recognized $0.4 million and $0.6 million of amortization expense related to its capitalized computer software costs for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $2.9 million and $2.7 million, for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

Accounting for Derivative Instruments
The Company has entered into variable-to-fixed rate interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the condensed consolidated Statements of Operations.

The Company has also entered into foreign currency forward contracts to hedge against fluctuations in foreign currency exchange rates.  These contracts are accounted for as fair value foreign currency hedges.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded in the condensed consolidated Statements of Operations, with the corresponding asset and liability recorded on the balance sheets.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income (loss) per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen weeks ended March 27, 2010 and March 28, 2009 options to purchase common stock totaling 314,125 and 499,798 shares, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended
	March 27, 2010		March 28, 2009
	Net Loss	Shares	Net Loss	Shares
Net loss	$(3,920)		$(70)
Less:
Income attributable to participating securities	(16)		(20)

Net loss available for common shareholders	$(3,936)		$(90)

Net loss per common share - basic	(0.48)	8,129	(0.01)	8,059

Net loss per common share - diluted	(0.48)	8,129	(0.01)	8,059

The Company has determined that the calculation of net income (loss) per common share – basic includes all securities that are also required by the calculation of net income (loss) per common share – diluted, and therefore are the same for the respective periods presented.

Share-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  The total value of compensation expense for restricted stock is based on the closing market price of Tasty Baking Company shares on the date of grant.  Forfeitures are required to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

Recent Accounting Statements
In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective January 1, 2010.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements, which provides additional disclosure requirements and clarifies existing disclosure requirements for fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, which contains an SEC staff announcement addressing a potential accounting issue specific to companies with period ends between March 23 and March 30, 2010. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the "Acts").  Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. The FASB staff and the Office of the Chief Accountant have concluded that they would not object to a view that the two Acts should be considered together for accounting purposes.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Hunting Park, Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of pies, snack bars, certain cupcakes and krimpets.  The equipment commissioning process has begun for the remaining production lines and the Company expects production to be fully transitioned to the new facility in the spring of 2010.  The term of the bakery lease commenced in October 2009, and provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

During April 2009, the Company relocated its corporate headquarters to 36,000 square feet of leased office space in the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The office lease provides for no rent payments during the first six months of occupancy.  Annual rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.6 million in the final year of the lease.  The Company recognizes rental expense associated with the operating lease on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 27, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of March 27, 2010 or December 26, 2009 and this letter of credit will be eliminated in June 2010.

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

The Company has evaluated the long-lived assets utilized in its Philadelphia operations for potential impairment.  Based on the commitment to the planned relocation, neither the assets to be relocated nor the assets to be left in place at the Philadelphia operations have suffered impairment.  Therefore the estimated fair value of the asset groups continues to exceed the carrying amount of such asset groups.  The remaining useful lives of these assets have been updated to be consistent with the time remaining until the completion of the relocation of the Company’s operations.

3.      Restructure

As part of the relocation of its Hunting Park, Philadelphia operations the Company expects approximately 215 positions to be eliminated over the course of the transition.  While the Company expects to achieve much of this result through normal attrition and the reduction of contract labor, it is probable that the Company will incur obligations related to postemployment benefits.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in the other (income) expense, net line of the condensed consolidated Statements of Operations. The Company expects the restructuring liability to settle and likewise the majority of payments to be made in connection with the restructuring program to be paid during 2010.

As of March 27, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The following table provides a roll forward of the estimated future obligations related to postemployment benefits associated with the relocation of  the Company’s Philadelphia operations from December 26, 2009 to March 27, 2010  (in thousands):

Restructure reserve, December 26, 2009	$1,078
Additions	482
Payments	(161)

Restructure reserve, March 27, 2010	$1,399

During the first quarter of 2010, the Company recognized an additional liability related to the estimated postemployment costs incurred with the restructuring of its sales organization.

4.      Inventories

Inventories are classified as follows (in thousands):

	March 27, 2010	December 26, 2009
Finished goods	$2,892	$1,939
Work in progress	119	116
Raw materials and supplies	5,942	4,712
	$8,953	$6,767

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $22 thousand and $42 thousand as of March 27, 2010 and December 26, 2009, respectively.

5.      Credit Facilities

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

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 325 basis points based upon the Company’s ratio of debt to Bank EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In December 2009, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the maximum operating leverage ratio as of March 27, 2010 and June 26, 2010.  As of March 27, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $76.7 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of March 27, 2010 and December 26, 2009, the outstanding balance under the PIDC Credit Facility was $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. As of March 27, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of March 27, 2010, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters to the Philadelphia Navy Yard and its move of the Philadelphia manufacturing and distribution facilities to a new facility at the Philadelphia Navy Yard, along with working capital needs.

6.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.   These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the condensed consolidated Statements of Operations.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increases to $35.0 million by April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of March 27, 2010, the notional value of the swap was $28.5 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 to 325 basis points and were equal to 325 basis points as of March 27, 2010.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $2.3 million and $2.1 million as of March 27, 2010 and December 26, 2009, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates were subject to an additional credit spread ranging from 125 to 325 basis points and were equal to 325 basis points as of March 27, 2010.  The Company records an asset or a liability for the cumulative change in the fair market value of the derivative instrument, and as of March 27, 2010 and December 26, 2009, the Company recorded a liability of $0.2 million and $0.3 million, respectively.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts are accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments are recorded in the condensed consolidated Statements of Operations, with the corresponding asset and liability recorded on the balance sheets.

As of March 27, 2010 and December 26, 2009, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.1 million AUD ($1.0 million USD) and 1.4 million AUD ($1.2 million USD), respectively.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended
	Income Statement	March 27,	March 28,
	Location	2010	2009
Cash Flow Hedges
Interest Rate Swaps

Net loss recognized in accumulated other comprehensive income		$(168)	$(157)

Net loss reclassified from accumulated other comprehensive income to interest expense	Interest expense	(309)	(98)

Fair Value Hedges
Foreign currency forward contracts
Net gain recognized in other income, net	Other (income) expense, net	7	461

Amounts are reclassified from accumulated other comprehensive income to interest expense for the interest rate swaps on the scheduled maturity dates defined by the agreements.

Foreign currency fair value hedges are entered into against foreign currency fluctuations of firm commitments.  Amounts recognized in other (income) expense, net associated with these fair value hedges are fully offset by foreign currency fluctuations of the firm commitments also recognized in other (income) expense, net.

Derivative instruments are reflected in the condensed consolidated Balance Sheets as follows (in thousands):

		March 27,	December 26,
	Balance Sheet Location	2010	2009

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(2,510)	$(2,342)
Foreign currency hedges	Prepayments and other	139	133

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

7.      Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis as of March 27, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,510)	$—	$(2,510)	$—
Foreign currency hedges	139	—	139	—
Total financial instruments owned	$(2,371)	$—	$(2,371)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 26, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,342)	$—	$(2,342)	$—
Foreign currency hedges	133	—	133	—
Total financial instruments owned	$(2,209)	$—	$(2,209)	$—

As of March 27, 2010 and December 26, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

The Company also has nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  These include long-lived assets, asset retirement obligations and sales distribution routes owned by the Company.  These items are recognized at fair value when they are considered to be other than temporarily impaired.  As of March 27, 2010, no material adjustments were made to assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal 2010.

8.      Defined Benefit Retirement Plans

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

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	ThirteenWeeks Ended
	March 27, 2010	March 28, 2009
Service cost	$-	$-
Interest cost on projected benefit obligation	1,156	1,246
Expected return on plan assets	(1,092)	(959)
Amortization of prior service cost	-	(4)
Actuarial loss recognition	15	13
Net amount recorded in income	$79	$296

The Company made cash contributions totaling $0.6 million to the frozen DB Plan for the thirteen weeks ended March 27, 2010, in accordance with the Pension Protection Act of 2006.  During 2010, the Company will make aggregate minimum required cash contributions to the DB Plan totaling $3.0 million.

9.      Defined Contribution Retirement Plans

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.   The total DC SERP liability as of March 27, 2010 and December 26, 2009, was $1.8 million and $1.7 million, respectively.

Components of deferred contribution retirement plan amounts charged to income are summarized as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
DC Plan expense	$459	$443
DC SERP expense	110	72
401(k) matching contribution	178	173

Net defined contribution retirement plan amount
charged to income	$747	$688

10.      Postretirement Benefits Other than Pensions

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

Components of net periodic postretirement benefit cost (benefit) are summarized as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
Service cost	$-	$-
Interest cost	-	43
Amortization of unrecognized prior service cost	-	(199)
Amortization of unrecognized gain	-	-

Total net postretirement benefit	$-	$(156)

There were no payments made in connection with the terminated other postretirement plans in 2010.   Payments made in connection with the other postretirement plans totaled $0.4 million for the thirteen weeks ended March 28, 2009.

11.      Income Taxes

The Company’s effective tax rate was 35.7% and 20.8% for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.  The Company’s effective tax rate can differ from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.  Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

12.      Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, is comprised as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
Net loss	$(3,920)	$(70)
Other comprehensive income (loss)
Change in pension plan	1,056	5
Change in other postretirement benefits	-	(251)
Change in unrealized loss
on derivative instruments designated as cash flow hedges	(71)	(75)

Total other comprehensive income (loss)	985	(321)

Total comprehensive loss	$(2,935)	$(391)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	March 27, 2010	December 26, 2009
Pension plan	$(3,856)	$(4,913)
Unrealized loss on derivative instruments designated as cash
flow hedges	(1,506)	(1,435)

Total accumulated other comprehensive loss	$(5,362)	$(6,348)

13.      Facility Fire

In February 2010, the Company had a fire at its Hunting Park, Philadelphia manufacturing facility, which damaged certain of its bakery equipment. As a result of the fire, the Company incurred approximately $1.1 million in total losses, net of the deductible associated with the Company’s insurance policies.  As of March 27, 2010, the Company had recorded a receivable of $0.9 million, net of a $0.2 million advance provided by the insurance company.  For the thirteen weeks ended March 27, 2010, losses related to the fire and the benefit associated with expected insurance recoveries were primarily recorded in cost of sales.

14.      Subsequent Events

On April 5, 2010, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with TKMG Associates, L.P. (“Buyer”) pursuant to which the Company will sell to Buyer (i) the Company’s former corporate office and distribution center located on Fox Street in Philadelphia, PA (the “Fox Street Property”) and (ii) the bakery property located on Hunting Park Avenue in Philadelphia, PA that the Company is vacating (the “Hunting Park Property” and together with the Fox Street Property, the “Properties”).  The purchase price for the Properties is $6.0 million.  Buyer paid a refundable initial deposit (“Initial Deposit”) of $0.1 million in the form of an unconditional irrevocable letter of credit which will be held in escrow.  This sale is being made in connection with the relocation of the Company’s Philadelphia, Pennsylvania operations to new leased facilities at the Philadelphia Navy Yard.

The closing of the transaction contemplated by the Agreement is subject to completion of due diligence by the Buyer and the Company receiving a zoning change for the Properties from the City of Philadelphia.  The Agreement provides Buyer an initial due diligence period ending July 4, 2010.  Buyer may terminate the Agreement at any time during the due diligence period.  If the Buyer terminates the Agreement during the initial due diligence period, the Initial Deposit will be refunded to Buyer.  If Buyer has not terminated the Agreement, at the end of the due diligence period Buyer shall pay an additional deposit (“Additional Deposit”) of $0.5 million in the form of an unconditional irrevocable letter of credit which will be held in escrow.   Once the due diligence period expires, the Initial Deposit and the Additional Deposit will be non-refundable to the Buyer.  The Properties are being sold “as is where is” and the Agreement includes customary representations, warranties, and closing conditions.

Unless the Agreement is terminated, the closing of the sale transaction will occur within sixty (60) days after the end of the due diligence period provided an agreed upon zoning change has been made.  In the event the zoning has not been changed as required within a period ending 60 days after the due diligence period, the Company can extend the period to obtain the zoning for up to 6 months.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended March 27, 2010 and March 28, 2009

Overview
Net loss for the first quarter of 2010 was $3.9 million or $0.48 per fully-diluted share as compared to a net loss of $0.1 million or $0.01 per fully-diluted share in the first quarter of 2009.  Earnings for the first quarter of 2010 were negatively impacted by various production and distribution limitations in the quarter stemming from an oven fire at the Hunting Park manufacturing  facility, severe winter weather, and production transition issues at the Philadelphia Navy Yard facility, as well as $2.9 million in pre-tax costs associated with the transition of production, most of which are not expected to fully recur after the transition and optimization of the new facility is complete.  Net loss for the first quarter of 2010 and 2009 also included $2.7 million and $1.3 million, respectively, of incremental pre-tax depreciation resulting from the change in estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s plans to move from its Hunting Park, Philadelphia manufacturing and distribution facilities.

Sales
Gross sales in the first quarter of 2010 decreased $4.6 million, or 6.0%, versus the comparable period in 2009.  The reduction in gross sales was driven by a 5.5% decline in total volumes, due almost entirely to production and distribution limitations stemming from an oven fire at the Hunting Park manufacturing facility, severe winter weather, and production and distribution transition issues at the Philadelphia Navy Yard facility.  The Company estimates that unfulfilled demand from these issues accounted for $4.6 million of lost gross sales, which includes approximately $2.7 million related to production issues resulting from the transition to the new manufacturing and distribution facility at the Philadelphia Navy Yard.  Total net sales declined 6.6% in the first quarter of 2010 compared to the prior year period driven by the volume declines for the reasons mentioned above as well as lower net sales realization from higher promotional costs and a shift in sales mix.

Cost of Sales
Total cost of sales, excluding depreciation, rose 0.5%, or $0.1 million, on a unit volume decrease of 5.5% in the first quarter of 2010 as compared to the same period a year ago.  The increase in costs of sales was driven by the impact of the transition related costs, $2.4 million of which were classified as a component of costs of sales with the remainder classified as a component of selling, general and administrative costs.  Also driving the increase was $1.5 million in rental expense associated with the new manufacturing and distribution facility, $1.4 million of which was non-cash.  Partially offsetting these increases was the impact on cost of sales from lower sales volumes, along with changes in product mix and moderately lower costs for key ingredients and packaging.  Additionally, the Company achieved various operating efficiency improvements at its Oxford manufacturing facility, which helped to lower cost of sales as compared to the first quarter of 2009.

Depreciation
Depreciation expense increased $1.5 million to $4.7 million in the first quarter of fiscal 2010 from $3.2 million in the first quarter of fiscal 2009. Included in depreciation expense for the first quarter of fiscal 2010 and 2009 is approximately $2.7 million and $1.3 million, respectively, of depreciation related to changes in the useful lives of certain assets at the Company’s Philadelphia operations which will not be relocated to the new facility.  The Company expects incremental depreciation resulting from the change in useful lives to continue through the second quarter of 2010, when the new facility is expected to be fully operational.

Gross Profit
Gross profit declined $4.6 million, or 35.6%, in the first quarter of 2010 as compared to the first quarter of 2009.  This decline was driven by $1.5 million in higher depreciation expense compared to the same period last year as well the various changes in cost of sales, as mentioned above.  In addition, the profit impact from lower sales volumes resulting from transition related production and distribution issues as well as extreme weather conditions negatively affected gross profit in the first quarter of 2010.  With regards to the effect of the unfulfilled demand stemming from transition related production and distribution issues, the Company estimates the gross profit impact in the first quarter of 2010 at approximately $1.1 million.  Finally, the loss of sales resulting from the fire at the Hunting Park manufacturing facility did not significantly impact gross profit during the first quarter of 2010 as the estimated insurance proceeds almost fully offset the gross profit impact of the fire.

Selling, General and Administrative Expenses
Selling, general and administrative expense in the first quarter of 2010 increased 1.7%, or $0.2 million, versus the comparable period in 2009.  This increase was primarily attributed to $0.3 million in building rentals related to the Company’s corporate offices combined with approximately $0.5 million in costs related to the transition of production and the move of the Company’s distribution center to the new facility at the Philadelphia Navy Yard.  Partially offsetting these increases were declines in bad debt expense and other employee related costs including incentive compensation and pension expenses.

Interest Expense
Interest expense increased by $0.7 million to $1.3 million in the first quarter of 2010 from $0.6 million in the first quarter of 2009, primarily due to increased interest expense associated with borrowings related to expenditures for the Company’s new manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other expense, net, totaled $0.2 million in the first quarter of 2010 compared to other income, net of $0.2 million in the first quarter of 2009.  The increase in other expense, net in the first quarter of 2010 is primarily driven by a charge of $0.5 million related to an increase in the estimated postemployment costs incurred with the restructuring of the Company’s sales organization.

Taxes
The effective income tax rate for state and federal taxes was 35.7% and 20.8% for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.

Liquidity and Capital Resources

Current assets at March 27, 2010 were $38.2 million compared to $31.8 million at December 26, 2009, and current liabilities at March 27, 2010 were $37.0 million compared to $31.9 million at December 26, 2009.  The increase in current assets was driven by an increase in accounts receivable of $3.0 million and a $1.2 million increase in prepayments, combined with a $2.2 million increase in inventories resulting from the process of commissioning new production lines. The $5.1 million increase in current liabilities was due to an increase in accounts payable of $4.2 million resulting primarily from an increase in obligations related to the construction of the Company’s new manufacturing and distribution facility.

During the first quarter of 2010, the Company made payments of $0.5 million on the long-term debt incurred in connection with the Company’s new manufacturing and distribution facility and capital lease obligations related to computer and handheld equipment.  In addition, during fiscal 2010 the Company is required, under the Pension Protection Act of 2006, to make cash contributions totaling $3.0 million to its defined benefit pension plan.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of pies, snack bars, certain cupcakes and krimpets.  The equipment commissioning process has begun for the remaining production lines and the Company expects the new facility to be fully operational in the spring of 2010.  The term of the bakery lease commenced in October 2009, and provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

During April 2009, the Company relocated its corporate headquarters to 36,000 square feet of leased office space in the Philadelphia Navy Yard.  The office lease term, which commenced in April 2009, will end at the same time as the new bakery lease.  The office lease provides for no rent payments during the first six months of occupancy.  Annual rental payments increase from approximately $0.9 million after the first six months of occupancy to approximately $1.6 million in the final year of the lease.  The Company recognizes rental expense associated with the operating lease on a straight-line basis over the term of the agreement.

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 27, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of March 27, 2010 and this letter of credit will be eliminated in June 2010.

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

The Company will incur obligations related to postemployment benefits.  As of March 27, 2010 and December 26, 2009, the Company had a restructuring liability for these costs totaling $1.4 million and $1.1 million, respectively. The Company expects the restructuring liability to settle the majority of payments to be made in connection with the restructuring program to be paid during 2010.

As of March 27, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

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

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 325 basis points based upon the Company’s ratio of debt to Bank EBITDA.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  In December 2009, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the maximum operating leverage ratio as of March 27, 2010 and June 26, 2010.   As of March 27, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $76.7 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of March 27, 2010 and December 26, 2009, the outstanding balances under the PIDC Credit Facility were $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. As of March 27, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of March 27, 2010, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

Certain of our covenants become more restrictive over the term of the agreement. Our most restrictive covenants, Bank EBITDA and maximum debt to Bank EBITDA, as amended, have the following requirements for the next year as follows:

		Maximum Debt to
	Bank EBITDA	Bank EBITDA
Fiscal 2010 First Quarter	$15,250,000	5.75 to 1.0
Fiscal 2010 Second Quarter	$15,250,000	5.50 to 1.0
Fiscal 2010 Third Quarter	$15,250,000	4.75 to 1.0
Fiscal 2010 Fourth Quarter	$21,000,000	4.75 to 1.0
Fiscal 2011 First Quarter	$21,000,000	3.75 to 1.0

As of March 27, 2010 Bank EBITDA was approximately $20.2 million and the ratio of debt to Bank EBITDA was approximately 5.5 to 1.0.  As of December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1, and the MELF Loan 2 and is currently projecting compliance with its debt covenants through 2010.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters to the Philadelphia Navy Yard and its move of the Philadelphia manufacturing and distribution facilities to a new facility at the Philadelphia Navy Yard, along with working capital needs.

Net cash used for operating activities for the thirteen weeks ended March 27, 2010, was $4.8 million, primarily attributed to the combined effect of the net loss for the quarter as well as the year over year changes in the Company's inventories, accounts receivable and prepayments and other.

Net cash used for investing activities for the thirteen weeks ended March 27, 2010 was $5.4 million attributed to capital expenditures primarily related to investments in the Company’s new manufacturing and distribution facility.

Net cash from financing activities for the thirteen weeks ended March 27, 2010 totaled $10.2 million, driven by an increase in long-term debt primarily due to investments in the Company’s new manufacturing and distribution facility.

The Company currently anticipates that cash flow from operations, along with the continued availability under the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2, all as described above, will provide sufficient cash to meet the short-term and long-term operating, capital expenditure and financing requirements of the Company.  In the event that cash flows from the sources detailed above are insufficient, the Company believes that it has other funding options available, which would provide sufficient cash to meet the Company’s operating, capital expenditure and financing requirements.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2009 (“2009 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first quarter of 2010 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to complete a new facility and relocate thereto, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2009 Form 10-K, “Item 1A, Risk Factors.”  There can be no assurance that the new manufacturing facility described herein will be successful.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 27, 2010.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2010.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended March 27, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.              Exhibits

(a)  Exhibits:

Exhibit 10 (a)	–	Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan.

Exhibit 10 (b)	–	Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P. dated April 5, 2010 (filed herewith to correct typographical errors in the same agreement filed as Exhibit 99.1 to the Form 8-K report of Company, filed on or about April 6, 2010).

Exhibit 31 (a)	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

May 6, 2010	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)