Form 10-Q
period 2010-06-26
TASTY BAKING CO
filed 2010-08-04
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended June 26, 2010

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
YES ☐   NO ☒

There were 8,620,586 shares of Common Stock outstanding as of August 4, 2010.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.    FINANCIAL INFORMATION
Item 1.           Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s, except per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Gross sales	$73,859	$78,532	$146,145	$155,461
Less discounts and allowances	(30,332)	(31,575)	(59,483)	(62,341)

Net sales	43,527	46,957	86,662	93,120
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	32,237	27,451	62,295	57,372
Depreciation	3,876	3,320	8,581	6,559
Selling, general and administrative	12,018	12,376	24,932	25,071
Interest expense	1,579	545	2,898	1,150
Other (income)/expense, net	(309)	(175)	(72)	(383)
	49,401	43,517	98,634	89,769
Income/(loss) before provision for
income taxes	(5,874)	3,440	(11,972)	3,351

Provision for income taxes	(2,540)	1,095	(4,718)	1,077

Net income/(loss)	$(3,334)	$2,345	$(7,254)	$2,274

Average common shares outstanding:
Basic	8,151	8,062	8,140	8,060
Diluted	8,151	8,062	8,140	8,060

Per share of common stock:

Net income/(loss):
Basic	$(0.41)	$0.27	$(0.90)	$0.27
Diluted	$(0.41)	$0.27	$(0.90)	$0.27

Cash dividend	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s)

	For the Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009

Cash flows from (used for) operating activities
Net income/(loss)	$(7,254)	$2,274
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,581	6,559
Amortization	302	183
Accretion of asset retirement obligation	206	195
Gain on sale of property, plant and equipment	(684)	(6)
Gain on sale of route	(21)	-
Defined benefit pension expense	159	626
Pension contributions	(1,232)	(1,211)
(Increase) decrease in deferred taxes	(4,976)	1,407
Prepaid rent	3,030	-
Increase in reserve for restructure	127	-
Share-based compensation	877	641
Postretirement benefit income	-	(4,027)
Other	(516)	1,296
Changes in assets and liabilities:
Increase in receivables	(1,476)	(321)
Increase in inventories	(1,656)	(204)
(Increase) decrease in prepayments, deferred taxes and other	(917)	520
Increase (decrease) in accrued taxes	173	(432)
Decrease in accounts payable, accrued
payroll and other current liabilities	(379)	(527)

Net cash from (used for) operating activities	$(5,656)	$6,973

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	1,538	1,361
Proceeds from sale of property, plant and equipment	698	6
Purchase of property, plant and equipment	(9,231)	(29,654)
Loans to independent sales distributors	(1,249)	(1,270)
Other	118	(172)

Net cash used for investing activities	$(8,126)	$(29,729)

Cash flows from (used for) financing activities
Dividends paid	(856)	(850)
Repurchase of treasury shares	(106)	-
Payment on long-term debt	(1,166)	(9,889)
Increase in long-term debt	14,045	33,162
Net increase in cash overdraft	1,865	369

Net cash from financing activities	$13,782	$22,792

Net increase in cash and cash equivalents	(0)	36

Cash and cash equivalents, beginning of year	5	58

Cash and cash equivalents, end of period	$5	$94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s)

	June 26, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$5	$5
Receivables, less allowance of $3,033 and $3,063 respectively	20,982	19,480
Inventories	8,422	6,767
Deferred income taxes	3,389	3,389
Prepayments and other	2,720	2,158
Total current assets	35,518	31,799
Property, plant and equipment:
Land	1,433	1,433
Buildings and improvements	68,559	66,724
Machinery and equipment	122,432	151,327
Construction in progress	11,908	43,367
	204,332	262,851
Less accumulated depreciation	(79,623)	(141,199)
	124,709	121,652
Other assets:
Route territories	1,981	2,102
Long-term receivables from independent sales distributors	9,027	9,286
Long-term prepaid rent, net	4,495	7,452
Deferred income taxes	20,437	16,085
Miscellaneous	1,021	1,094
	36,961	36,019
Total assets	$197,188	$189,470

Liabilities
Current liabilities:
Accounts payable	$11,809	$8,824
Accrued payroll and employee benefits	5,050	6,457
Cash overdraft	7,790	5,924
Current obligations under capital leases	1,015	919
Notes payable, banks and current portion of long-term debt	3,360	1,128
Reserve for restructure	1,205	1,078
Other current liabilities	8,133	7,535
Total current liabilities	38,362	31,865

Accrued pensions	22,159	25,257
Asset retirement obligations	7,650	7,444
Long-term debt	98,580	88,147
Long-term obligations under capital leases, less current portion	1,505	1,387
Other non-current liabilities	7,970	7,586
Total liabilities	$176,226	$161,686

Shareholders' equity
Accumulated other comprehensive loss	$(5,411)	$(6,348)
Capital in excess of par value of stock	27,596	28,016
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,621 shares
Retained earnings	3,450	11,560
Treasury stock, at cost	(9,231)	(10,002)
Total shareholders' equity	$20,962	$27,784

Total liabilities and shareholders' equity	$197,188	$189,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company (the “Company”) is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has two manufacturing facilities, one in Philadelphia, Pennsylvania, and a second facility in Oxford, Pennsylvania.  The Company completed the relocation of its bakery operations from its Hunting Park, Philadelphia facility to the facility at the Philadelphia Navy Yard in the second quarter of 2010.

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

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.   Any potential impairment is recognized when the fair value of the route is less than the net carrying value.  As of June 26, 2010 and December 26, 2009, the net carrying value of sales distribution routes owned by the Company was $2.0 million and $2.1 million, respectively.

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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the following estimated useful lives of the assets, except where a shorter useful life was necessitated by the Company’s relocation of its Hunting Park, Philadelphia manufacturing facility.

Asset Category	Estimated Useful Life
Buildings and improvements	26-39 years
Machinery and equipment	7-15 years
Vehicles	5-10 years
Capitalized hardware and software	5 years
Construction in progress	Not applicable

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  In connection with the sale of the Hunting Park manufacturing facility, during the second quarter of 2010, the Company disposed of $1.3 million of excess and obsolete spare parts, for which the Company had previously provided a full reserve.  As of June 26, 2010 and December 26, 2009, the Company had reserves for excess and obsolete spare parts of $0.1 million and $1.5 million, respectively.

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

The Company has a conditional asset retirement obligation related to asbestos in its Hunting Park, Philadelphia facility.  This liability has accreted to the full value of the obligation while the capitalized asset retirement cost is depreciated over the remaining useful life of the Hunting Park, Philadelphia facility.  During the thirteen and twenty-six weeks ended June 26, 2010 the Company recorded $0.1 million and $0.2 million in interest associated with the asset retirement obligation, respectively.

Also, during the thirteen and twenty-six weeks ended June 27, 2009, the Company recorded $0.1 million and $0.2 million in interest associated with the asset retirement obligation, respectively.  As of June 26, 2010 and December 26, 2009, the asset retirement obligation totaled $7.7 million and $7.5 million, respectively.

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

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There is no impact to the condensed consolidated Statements of Operations related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or over the period in which future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $0.9 million and $1.8 million, for the thirteen and twenty-six weeks ended June 26, 2010, respectively.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $1.0 million and $1.9 million, for the thirteen and twenty-six weeks ended June 27, 2009, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of enterprise resource planning and handheld computer systems.  The Company’s unamortized capitalized computer software costs totaled $4.8 million and $5.0 million as of June 26, 2010 and December 26, 2009, respectively.  The Company recognized $0.4 million and $0.9 million of amortization expense related to its capitalized computer software costs for the thirteen and twenty-six weeks ended June 26, 2010, respectively.  The Company recognized $0.6 million and $1.2 million of amortization expense related to its capitalized computer software costs for the thirteen and twenty-six weeks ended June 27, 2009, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $2.9 million and $5.8 million, for the thirteen weeks and twenty-six weeks ended June 26, 2010 and $2.8 million and $5.6 million, for thirteen and twenty-six weeks ended June 27, 2009, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income (loss) per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen and twenty-six weeks ended June 26, 2010 options to purchase common stock totaling 306,125 and 310,125 shares, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.  For the thirteen and twenty-six weeks ended June 27, 2009 options to purchase common stock totaling 317,075 and 317,200 shares, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 26, 2010		June 27, 2009		June 26, 2010		June 27, 2009
	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares
Net income (loss)	$(3,334)		$2,345		$(7,254)		$2,274
Less:
Income attributable to participating securities	(19)		(145)		(36)		(128)
Net income (loss) available for common shareholders	$(3,353)		$2,200		$(7,290)		$2,146

Net income (loss) per common share - basic	(0.41)	8,151	0.27	8,062	(0.90)	8,140	0.27	8,060

Net income (loss) per common share - diluted	(0.41)	8,151	0.27	8,062	(0.90)	8,140	0.27	8,060

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

Recent Accounting Statements
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the adoption of this guidance to have an impact on its condensed consolidated financial statements.

2.      New Facilities

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Hunting Park, Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of all of its product lines at the facility in the Philadelphia Navy Yard.  The term of the bakery lease commenced in October 2009, and provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 26, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of December 26, 2009 and this letter of credit was eliminated in June 2010.

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

The Company has evaluated the long-lived assets utilized in its Philadelphia operations and has determined that neither the assets remaining at its Hunting Park facility nor the assets at its Navy Yard facility have suffered impairment.

3.      Restructure

As part of the relocation of its Hunting Park, Philadelphia operations, the Company eliminated approximately 215 positions.  While the Company achieved much of this result through normal attrition and the reduction of contract labor, the Company incurred obligations related to postemployment benefits associated with restructuring.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in other (income) expense, net in the condensed consolidated Statements of Operations. The Company expects the majority of payments to be made in connection with the restructuring program to be paid in 2010.

As of June 26, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The following table provides a roll forward of the estimated future obligations related to postemployment benefits associated with the relocation of  the Company’s Philadelphia operations from December 26, 2009 to June 26, 2010  (in thousands):

Restructure reserve, December 26, 2009	$1,078
Additions	1,094
Payments	(967)

Restructure reserve, June 26, 2010	$1,205

During the second quarter of 2010, the Company recognized an additional liability totaling $0.6 million associated with an increase in the estimated postemployment costs incurred with the restructuring of its Philadelphia operations and a realignment of its corporate workforce, partially offset by a $0.1 million decrease in the reserve resulting from the reversal of the Company's 2009 bonus accrual.  During the first quarter of 2010, the Company recognized an additional liability totaling $0.5 million related to the estimated postemployment costs incurred with the restructuring of its sales organization.

4.      Inventories

Inventories are classified as follows (in thousands):

	June 26, 2010	December 26, 2009
Finished goods	$3,328	$1,939
Work in progress	65	116
Raw materials and supplies	5,029	4,712

	$8,422	$6,767

There were no reserves for obsolete and slow-moving inventories as of June 26, 2010.   The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $42 thousand as of December 26, 2009.

5.      Credit Facilities

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, which were amended, among other items, effective June 25, 2010 to provide for additional flexibility in the operations of the business and to avoid an instance of non-compliance with respect to the maximum operating leverage ratio.  The Bank Credit facility, as amended, includes a fixed charge coverage covenant, a maximum operating leverage covenant, a minimum liquidity ratio covenant, a minimum Unadjusted EBITDA covenant, and in certain instances, restrictions on the payments of dividends.  For purposes of the Company’s operating leverage ratio, which is the ratio of debt to Bank EBITDA, Bank EBITDA is defined as consolidated net income excluding option proceeds and extraordinary gains and losses, plus income tax expense, interest expense, depreciation and amortization, non-cash pension charges subject to certain limitations and any other allowable non-cash gains to or non-cash charges against net income (including a non-cash charge against net income in connection with stock-based compensation), less any non-cash pension gains, in each case to the extent deducted in determining net income.  For purposes of this definition of Bank EBITDA, transition costs, restructure charges and any other allowable gains or losses that result from the execution of the strategic manufacturing initiative at the Philadelphia Navy Yard project are excluded.  For purpose of the minimum Unadjusted EBITDA covenant, Unadjusted EBITDA is defined as operating profit plus depreciation and amortization.

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 450 basis points.  This spread above LIBOR is currently at 450 basis points and is expected to range between 400 and 450 basis points through the first quarter of 2012.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  As of June 26, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $80.0 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of June 26, 2010 and December 26, 2009, the outstanding balance under the PIDC Credit Facility was $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. As of June 26, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of June 26, 2010, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard, along with working capital needs.

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

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increased to $35.0 million in April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of June 26, 2010, the notional value of the swap was $35.0 million.  The LIBOR rates were subject to an additional credit spread ranging from 125 to 325 basis points and were equal to 325 basis points as of June 26, 2010.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $2.4 million and $2.1 million as of June 26, 2010 and December 26, 2009, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  The LIBOR rates were subject to an additional credit spread ranging from 125 to 325 basis points and were equal to 325 basis points as of June 26, 2010.  The Company records an asset or a liability for the cumulative change in the fair market value of the derivative instrument, and as of June 26, 2010 and December 26, 2009, the Company recorded a liability of $0.2 million and $0.3 million, respectively.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts were accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments were recorded in the condensed consolidated Statements of Operations, with the corresponding asset and liability recorded on the balance sheets.

As of June 26, 2010, all of the Company’s foreign currency forward contracts have been settled.  As of December 26, 2009, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.4 million AUD ($1.2 million USD), respectively.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended		Twenty-six Weeks Ended
	Income Statement	June 26,	June 27,	June 26,	June 27,
	Location	2010	2009	2010	2009
Cash Flow Hedges
Interest Rate Swaps
Net gain (loss) recognized in accumulated other comprehensive income		$(95)	$367	$(263)	$210

Net gain (loss) reclassified from accumulated other comprehensive income to interest expense	Interest expense	(366)	(108)	(675)	(206)

Fair Value Hedges
Foreign currency forward contracts
Net gain (loss) recognized in other income, net	Other income, net	-	142	7	603

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

Derivative instruments are reflected in the condensed consolidated Balance Sheets as follows (in thousands):

		June 26,	December 26,
	Balance Sheet Location	2010	2009

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(2,427)	$(2,342)
Interest rate swaps	Other current liabilities	(179)	-
Foreign currency hedges	Prepayments and other	-	133

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

7.      Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis as of June 26, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,606)	$—	$(2,606)	$—
Total financial instruments owned	$(2,606)	$—	$(2,606)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 26, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,342)	$—	$(2,342)	$—
Foreign currency hedges	133	—	133	—
Total financial instruments owned	$(2,209)	$—	$(2,209)	$—

As of June 26, 2010 and December 26, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

The Company also has nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  These include long-lived assets, asset retirement obligations and sales distribution routes owned by the Company.  These items are recognized at fair value when they are considered to be other than temporarily impaired.  As of June 26, 2010, no material adjustments were made to assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2010.

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

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service Cost	$-	$-	$-	$-
Interest cost on projected benefit obligations	1,157	1,272	2,313	2,519
Expected return on plan assets	(1,092)	(952)	(2,184)	(1,911)
Amortization of prior service cost	-	(4)	-	(8)
Actuarial loss recognition	15	13	30	26
Net amount recorded in income	$80	$329	$159	$626

The Company made cash contributions totaling $1.2 million to the frozen DB Plan for the twenty-six weeks ended June 26, 2010, in accordance with the Pension Protection Act of 2006.  During 2010, the Company will make aggregate minimum required cash contributions to the DB Plan totaling $3.0 million.

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.   The total DC SERP liability as of June 26, 2010 and December 26, 2009, was $1.8 million and $1.7 million, respectively.

Components of deferred contribution retirement plan amounts charged to income are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
DC Plan expense	$435	$431	$894	$874
DC SERP expense	45	72	155	144
401(k) matching contribution	181	178	359	351
Net defined contribution retirement plan amount charged to income	$661	$681	$1,408	$1,369

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

Components of net periodic postretirement benefit cost (benefit) are summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service Cost	$-	$-	$-	$-
Interest cost	-	42	-	85
Amortization of unrecognized prior service cost	-	(199)	-	(398)
Amortization of unrecognized gain	-	-	-	-
Curtailment benefit	-	(3,717)	-	(3,717)
Total net postretirement benefit	$-	$(3,874)	$-	$(4,030)

There were no payments made in connection with the terminated other postretirement plans in 2010.   Payments made in connection with the other postretirement plans totaled $0.3 million for the twenty-six weeks ended June 27, 2009.

11.      Income Taxes

The Company’s effective tax rate was 43.2% and 31.8% for the thirteen weeks ended June 26, 2010 and June 27, 2009, respectively, and 39.4% and 32.1% for the twenty-six weeks ended June 26, 2010 and June 27, 2009.  The Company’s effective tax rate differs from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.

The Company evaluates the net realizable value of its deferred tax assets, including tax loss carryforwards, each reporting period, considering all objective evidence.  The Company’s assessment that deferred tax assets will be realized is based on estimates of future taxable income generated from various sources including the expected efficiencies and savings of the Navy Yard facility and increased profitability due to cost reductions.  If the current estimates of future taxable income are reduced or not realized, the assessment regarding the realization of deferred tax assets in certain jurisdictions could change.

12.      Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, is comprised as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income (loss)	$(3,334)	$2,345	$(7,254)	$2,274
Other comprehensive income (loss)
Change in pension plan	9	(500)	1,065	(494)
Change in other postretirement benefits	-	(749)	-	(1,001)
Change in unrealized loss on derivative
instruments designated as cash flow hedges	(57)	220	(128)	145
Total other comprehensive income (loss)	(48)	(1,029)	937	(1,350)
Total comprehensive income (loss)	$(3,382)	$1,316	$(6,317)	$924

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	June 26, 2010	December 26, 2009
Pension plan	$(3,848)	$(4,913)
Unrealized loss on derivative instruments designated as cash
flow hedges	(1,563)	(1,435)

Total accumulated other comprehensive loss	$(5,411)	$(6,348)

13.      Subsequent Events

On July 2, 2010, the Company entered into a First Addendum to Purchase and Sale Agreement (the "Addendum") with TKMG Associates, L.P. (the "Buyer") to amend the terms of the Purchase and Sale Agreement (the "Agreement") between the Company and Buyer pursuant to which the Company will sell to Buyer the Company's former (i) corporate office and distribution center located on Fox Street in Philadelphia, PA and (ii) bakery property located on Hunting Park Avenue in Philadelphia, PA. The Addendum extended the initial due diligence period through July 30, 2010 in consideration for $25,000 of the initial deposit becoming non refundable. The Addendum also contains the parties' agreement that a required zoning change has been satisfied.  On July 30, 2010, the due diligence period expired and the buyer deposited an additional $0.5 million into a non-refundable escrow account.  All other terms of the Agreement, including the date of Settlement, remain unchanged. The Company previously disclosed entering into the Agreement on a Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended June 26, 2010 and June 27, 2009

Overview
Net loss for the second quarter of 2010 was $3.3 million, or $0.41 per fully-diluted share, as compared to net income of $2.3 million, or $0.27 per fully-diluted share, in the second quarter of 2009.  Earnings for the second quarter of 2010 were negatively impacted by various production limitations in the quarter stemming from transition issues at the Philadelphia Navy Yard facility, as well as $5.1 million in pre-tax operating costs associated with the transition of production, most of which are not expected to fully recur after the transition and optimization of the new facility is complete which is expected to be completed in the fourth quarter of 2010.  Net loss for the second quarter of 2010 and 2009 also included $1.4 million and $1.3 million, respectively, of incremental pre-tax depreciation resulting from the change in estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s move from its Hunting Park, Philadelphia manufacturing and distribution facilities.

Sales
Gross sales in the second quarter of 2010 decreased $4.7 million, or 6.0%, versus the comparable period in 2009.  The reduction in gross sales was driven by a 4.9% decline in total volumes, primarily driven by lower sales to direct customers and third-party distributors, production limitations stemming from transition issues at the Philadelphia Navy Yard facility as well as moderately lower sales in the Company’s route territories.  Total net sales declined 7.3% in the second quarter of 2010 compared to the prior year period driven by the decline in volume as well as lower net sales realization resulting from higher promotional and product return costs.

Cost of Sales
Total cost of sales, excluding depreciation, rose 17.4%, or $4.8 million, on a unit volume decrease of 4.9% in the second quarter of 2010 as compared to the same period a year ago.  The increase in cost of sales was driven by the impact of the $5.1 million in transition related costs, $4.6 million of which were classified as a component of cost of sales with the remainder classified as a component of selling, general and administrative costs.  Also driving the increase was a $1.6 million dollar increase in the cost of key ingredients and packaging as well as $1.5 million in rental expense associated with the new manufacturing and distribution facility, $1.4 million of which was non-cash.  Partially offsetting these increases were lower fixed manufacturing costs and beneficial sales mix, as well as the impact on cost of sales from lower sales volumes.  In addition, in the second quarter of 2009, the Company recorded a $3.7 million benefit related to the termination of the Company’s postretirement life insurance plan, $2.2 million of which was recorded as an offset to cost of sales.

Depreciation
Depreciation expense increased $0.6 million to $3.9 million in the second quarter of fiscal 2010 from $3.3 million in the second quarter of fiscal 2009. Included in depreciation expense for the second quarter of fiscal 2010 and 2009 is approximately $1.4 million and $1.3 million, respectively, of depreciation related to changes in the useful lives of certain assets at the Company’s Philadelphia operations which were not relocated to the new facility.  The Company does not expect incremental depreciation resulting from the change in useful lives to continue after the second quarter of fiscal 2010.

Gross Profit
Gross profit declined $8.8 million in the second quarter of 2010 as compared to the second quarter of 2009.  This decline was driven by the increase in cost of sales and a $0.6 million increase in depreciation expense as compared to the same period last year, as well as the impact of lower sales volumes.

Selling, General and Administrative Expenses
Selling, general and administrative expense decreased 2.9%, or $0.4 million, in the second quarter of 2010, versus the comparable period in 2009.  The decline in selling, general and administrative costs was primarily due to favorability in incentive compensation costs, resulting from the $1.1 million reversal of the Company’s 2009 bonus accrual, as well as reductions in other employee related costs.  Partially offsetting this was $0.5 million in expenses related to the transition to the new production and distribution facility at the Navy Yard in the second quarter of 2010.  In addition, in the second quarter of 2009, the Company recorded a $3.7 million benefit related to the termination of the Company’s postretirement life insurance plan, $1.5 million of which was recorded as an offset to selling, general and administrative expenses.

Interest Expense
Interest expense increased by $1.1 million to $1.6 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009, due to increased borrowings related to expenditures for the Company’s new manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other income, net, totaled $0.3 million in the second quarter of 2010 compared to $0.2 million in the second quarter of 2009.  The increase in other income, net in the second quarter of 2010 is primarily driven by a gain on the sale of fixed assets and spare parts totaling $0.7 million partially offset by a charge of $0.6 million related to an increase in the estimated postemployment costs incurred in connection with the restructuring of the Company’s Philadelphia operations and corporate workforce.

Taxes
The effective income tax rate for state and federal taxes was 43.2% and 31.8% for the thirteen weeks ended June 26, 2010 and June 27, 2009, respectively.

For the Twenty-six Weeks ended June 26, 2010 and June 27, 2009

Overview
Net loss for the twenty-six weeks ended June 26, 2010 was $7.3 million, or $0.90 per fully-diluted share, as compared to net income of $2.3 million, or $0.27 per fully-diluted share, for the twenty-six weeks ended June 27, 2009.  Earnings for the first half of fiscal 2010 were negatively impacted by various production and distribution limitations stemming from a first quarter 2010 oven fire at the Hunting Park manufacturing facility, first quarter 2010 severe winter weather, and production transition issues at the Philadelphia Navy Yard facility, as well as $8.0 million in pre-tax operating costs associated with the transition of production, most of which are not expected to fully recur after the transition and optimization of the new facility is complete.  Net loss for the first half of fiscal 2010 and 2009 also included $4.1 million and $2.6 million, respectively, of incremental pre-tax depreciation resulting from the change in estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of fiscal 2007.  The change in estimated useful lives resulted from the Company’s decision to move from its Hunting Park, Philadelphia manufacturing and distribution facilities.

Sales
Gross sales for the twenty-six weeks ended June 26, 2010 decreased $9.3 million, or 6.0%, versus the comparable period in 2009.  The reduction in gross sales was driven by a 5.2% decline in total volumes, driven by lower sales in all major channels of the Company’s business.  Impacting this decline were production and distribution limitations stemming from a first quarter 2010 oven fire at the Hunting Park manufacturing facility, first quarter 2010 severe winter weather conditions, and production and distribution transition issues at the Philadelphia Navy Yard facility.  Total net sales declined 6.9% for the twenty-six weeks ended June 26, 2010 compared to the prior year period driven by the volume declines mentioned above as well as lower net sales realization from higher promotional costs and higher product return costs.

Cost of Sales
Total cost of sales, excluding depreciation, rose 8.6%, or $4.9 million, on a unit volume decrease of 5.2% in the second quarter of 2010 as compared to the same period a year ago.  The increase in cost of sales was driven by the impact of the transition related costs, $7.0 million of which were classified as a component of cost of sales with the remainder classified as a component of selling, general and administrative costs.  In addition, in the second quarter of 2009, the Company recorded a $3.7 million benefit related to the termination of the Company’s postretirement life insurance plan, $2.2 million of which was recorded in cost of sales.  This benefit did not recur in the second quarter of 2010.  Also driving the increase was $3.0 million in rental expense associated with the new manufacturing and distribution facility, $2.9 million of which was non-cash as well as a $1.3 million dollar increase in the cost of key ingredients and packaging for the twenty-six weeks ended June 26, 2010 as compared to the prior year period.  Partially offsetting these increases were lower fixed manufacturing costs, beneficial sales mix, as well as the impact on cost of sales from lower sales volumes.

Depreciation
Depreciation expense increased $2.0 million to $8.6 million in the first half of fiscal 2010 from $6.6 million in the first half of fiscal 2009. Included in depreciation expense for the first half of fiscal 2010 and 2009 is approximately $4.1 million and $2.6 million, respectively, of depreciation related to changes in the useful lives of certain assets at the Company’s Philadelphia operations which were not relocated to the new facility.  The Company does not expect incremental depreciation resulting from the change in useful lives to continue after the second quarter of 2010.

Gross Profit
Gross profit declined $13.4 million for the twenty-six weeks ended June 26, 2010 versus the comparable period in 2009.  This decline was driven by the various changes in cost of sales, as mentioned above, as well as lower sales volumes and $2.0 million in higher depreciation expense compared to the same period last year.

Selling, General and Administrative Expenses
Selling, general and administrative expense for the twenty-six weeks ended June 26, 2010 decreased 0.6%, or $0.1 million, versus the comparable period in 2009.  This decrease was due to approximately $1.8 million in lower compensation expense, resulting from the $1.1 million reversal of the Company’s 2009 bonus accrual, as well as $0.9 million in reductions in selling and administrative expenses such as bad debt and pension expense.  The above reductions were partially offset by a $1.5 million benefit the Company recorded in the second quarter of 2009 related to the termination of the Company’s postretirement life insurance plan that did not recur in the second quarter of 2010.  Also, the Company incurred $1.0 million in expenses related to the transition to the new production and distribution facility at the Navy Yard in the first half of fiscal 2010, primarily related to transportation and shipping activities.

Interest Expense
Interest expense increased by $1.8 million to $2.9 million for the twenty-six weeks ended June 26, 2010 from $1.1 million for the comparable period in 2009, primarily due to increased borrowings related to expenditures for the Company’s new manufacturing facility.  The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other income, net, totaled $0.1 million in the first half of fiscal 2010 compared to $0.4 million in the first half of fiscal 2009.  The decrease in other income, net in the first half of fiscal 2010 is primarily driven by a charge of $1.1 million related to an increase in the estimated postemployment costs primarily incurred with the restructuring of the Company’s Philadelphia operations partially offset by a gain on the sale of fixed assets and spare parts totaling $0.7 million and miscellaneous income of $0.5 million.

Taxes
The effective income tax rate for state and federal taxes was 39.4% and 32.1% for the twenty-six weeks ended June 26, 2010 and June 27, 2009, respectively.

Liquidity and Capital Resources

Current assets at June 26, 2010 were $35.5 million compared to $31.8 million at December 26, 2009, and current liabilities at June 26, 2010 were $38.4 million compared to $31.9 million at December 26, 2009.  The increase in current assets was driven by an increase in accounts receivable of $1.5 million and a $0.6 million increase in prepayments, combined with a $1.7 million increase in inventories resulting primarily from the timing of promotional activity as well as the process of commissioning new production lines.  The $6.5 million increase in current liabilities was due to an increase in notes payable of $2.2 million and accounts payable of $3.0 million resulting primarily from an increase in obligations related to the construction of the Company’s new manufacturing and distribution facility.

During the twenty-six weeks ended June 26, 2010, the Company made payments of $1.0 million on the long-term debt incurred in connection with the Company’s new manufacturing and distribution facility and capital lease obligations related to computer and handheld equipment.  In addition, during fiscal 2010 the Company is required, under the Pension Protection Act of 2006, to make cash contributions totaling $3.0 million to its defined benefit pension plan.  The Company has made cash contributions totaling $1.2 million to the defined benefit pension plan during the twenty-six weeks ended June 26, 2010.

In May 2007, the Company announced that as part of its comprehensive operational review of strategic manufacturing alternatives, it entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center is complete and the Company has commenced production of all of its product lines at the facility in the Philadelphia Navy Yard.  The term of the bakery lease commenced in October 2009, and provides for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provides for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of June 26, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with these agreements and the related construction of the new facilities, the Company provided an additional $0.5 million letter of credit.  There were no outstanding amounts as of December 26, 2009 and this letter of credit was eliminated in June 2010.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  The equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is projected to be approximately $78.0 million through 2010.  The Company anticipates that this project, when completed and fully optimized, will generate approximately $13.0 million to $15.0 million in annual pre-tax savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

As of June 26, 2010 and December 26, 2009, the Company had a restructuring liability for postemployment obligations totaling $1.2 million and $1.1 million, respectively. The Company expects the restructuring liability to settle and likewise the majority of payments to be made in connection with the restructuring program to be paid in 2010.

As of June 26, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

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

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, which were amended, among other items, effective June 25, 2010 to provide for additional flexibility in the operations of the business and to avoid an instance of non-compliance with respect to the maximum operating leverage ratio.  The Bank Credit facility, as amended, includes a fixed charge coverage covenant, a maximum operating leverage ratio covenant, a minimum liquidity ratio covenant, a minimum Unadjusted EBITDA covenant, and in certain instances, restrictions on the payments of dividends.  For purposes of the Company’s operating leverage ratio, which is the ratio of debt to Bank EBITDA, Bank EBITDA is defined as consolidated net income excluding option proceeds and extraordinary gains and losses, plus income tax expense, interest expense, depreciation and amortization, non-cash pension charges subject to certain limitations and any other allowable non-cash gains to or non-cash charges against net income (including a non-cash charge against net income in connection with stock-based compensation), less any non-cash pension gains, in each case to the extent deducted in determining net income.  For purposes of this definition of Bank EBITDA, transition costs, restructure charges and any other allowable gains or losses that result from the execution of the strategic manufacturing initiative at the Philadelphia Navy Yard project are excluded.  For purpose of the minimum Unadjusted EBITDA covenant, Unadjusted EBITDA is defined as operating profit plus depreciation and amortization.

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 450 basis points.  This spread above LIBOR is currently at 450 basis points and is expected to range between 400 and 450 basis points through the first quarter of 2012.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  As of June 26, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $80.0 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of June 26, 2010 and December 26, 2009, the outstanding balances under the PIDC Credit Facility were $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. As of June 26, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of June 26, 2010, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

Certain of our covenants become more restrictive over the term of the agreement. Our most restrictive covenants, maximum operating leverage ratio, defined as the ratio of debt to Bank EBITDA, and minimum Unadjusted EBITDA, have the following requirements for the next year as follows:

Maximum Operating
Leverage Ratio
Fiscal 2010 Second Quarter	6.00 to 1.0
Fiscal 2010 Third Quarter	6.00 to 1.0
Fiscal 2010 Fourth Quarter	5.50 to 1.0
Fiscal 2011 First Quarter	5.00 to 1.0
Fiscal 2011 Second Quarter	4.75 to 1.0

Minimum Unadjusted
EBITDA
6 months ended December 25, 2010	$ 3,000,000
9 months ended March 26, 2011	$ 7,000,000
12 months ended June 25, 2011	$12,000,000

As of June 26, 2010 the maximum operating leverage ratio was approximately 5.9 to 1.0.  As of December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1, and the MELF Loan 2 and is currently projecting compliance with its debt covenants for June 2010 with expected compliance for the next four fiscal quarters.

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

The Company has used and expects to continue to utilize proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard, along with working capital needs.

Net cash used for operating activities for the twenty-six weeks ended June 26, 2010 was $5.7 million, primarily attributed to the combined effect of the net loss for the quarter as well as the year over year changes in the Company’s inventories, accounts receivable and prepayments and other.

Net cash used for investing activities for the twenty-six weeks ended June 26, 2010 was $8.1 million attributed to capital expenditures primarily related to investments in the Company’s new manufacturing and distribution facility.

Net cash from financing activities for the twenty-six weeks ended June 26, 2010 totaled $13.8 million, driven by an increase in long-term debt primarily due to investments in the Company’s new manufacturing and distribution facility.

The Company currently anticipates that cash flow from operations, along with the continued availability under the Bank Credit Facility, as described above, will provide sufficient cash to meet the short-term and long-term operating, capital expenditure and financing requirements of the Company.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2009 (“2009 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the second quarter of 2010 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the costs to complete a new facility and relocate thereto, the rules of business interruption and an adverse impact of financial results while optimizing production of the new facilty, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2009 Form 10-K, “Item 1A, Risk Factors.”  There can be no assurance that the new manufacturing facility described herein will be successful or that projected cost savings will be achieved.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 26, 2010.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2010.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended June 26, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits:

	Exhibit 10 (a)	–
Amended and Restated Tasty Baking Company 2006 Long Term Incentive Plan, effective as of May 7, 2010, is incorporated herein by reference to Exhibit 99.1 to Form 8-K report of Company, filed on or about May 13, 2010.

	Exhibit 10 (b)	–
Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ended March 27, 2010.

	Exhibit 10 (c)	–	First Addendum, dated July 2, 2010, to Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010.

	Exhibit 10 (d)	–
Fifth Amendment, effective June 25, 2010, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10.1 to Form 8-K report of Company, filed on or about August 2, 2010.

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

TASTY BAKING COMPANY
(Company)

August 4, 2010	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT
AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)