Form 10-Q
period 2010-09-25
TASTY BAKING CO
filed 2010-11-01
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended September 25, 2010

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
YES ☐   NO ☒

There were 8,582,286 shares of Common Stock outstanding as of November 1, 2010.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000's, except per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Gross sales	$68,234	$74,056	$214,379	$229,517
Less discounts and allowances	(27,864)	(30,472)	(87,347)	(92,813)

Net sales	40,370	43,584	127,032	136,704
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	29,883	28,670	92,178	86,042
Depreciation	2,656	3,486	11,238	10,045
Selling, general and administrative	13,140	12,489	38,069	37,560
Interest expense	1,823	720	4,721	1,870
Other (income) expense, net	1,165	(873)	1,094	(1,256)
	48,667	44,492	147,300	134,261
Income (loss) before provision for income taxes	(8,297)	(908)	(20,268)	2,443

Provision for income taxes	3,357	377	8,074	(700)

Net income (loss)	$(4,940)	$(531)	$(12,194)	$1,743

Average common shares outstanding:
Basic	8,151	8,064	8,144	8,061
Diluted	8,151	8,064	8,144	8,061

Per share of common stock:

Net income (loss):
Basic	$(0.61)	$(0.07)	$(1.50)	$0.21
Diluted	$(0.61)	$(0.07)	$(1.50)	$0.21

Cash dividend	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000's)

	For the Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009

Cash flows from (used for) operating activities
Net income (loss)	$(12,194)	$1,743
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,238	10,045
Amortization	408	276
Accretion of asset retirement obligation	206	294
Gain on sale of property, plant and equipment	(645)	(9)
(Gain) loss on sale of route	(21)	1
Defined benefit pension expense	238	934
Pension contributions	(2,314)	(1,792)
(Increase) decrease in deferred taxes	(8,295)	1,038
(Increase) decrease in prepaid rent	4,385	(6,034)
Decrease in reserve for restructure	(264)	(715)
Share-based compensation	1,300	992
Postretirement benefit income	-	(4,107)
Other	(95)	1,486
Changes in assets and liabilities:
(Increase) decrease in receivables	(471)	96
Increase in inventories	(3,302)	(475)
(Increase) decrease in prepayments, deferred taxes and other	(1,380)	714
(Increase) decrease in accrued taxes	174	(729)
Increase (decrease) in accounts payable, accrued
payroll and other current liabilities	3,476	(26)

Net cash from (used for) operating activities	$(7,556)	$3,732

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	2,037	2,401
Proceeds from sale of property, plant and equipment	6,032	24
Purchase of property, plant and equipment	(12,019)	(34,080)
Loans to independent sales distributors	(1,615)	(2,068)
Other	120	(202)

Net cash used for investing activities	$(5,445)	$(33,925)

Cash flows from (used for) financing activities
Dividends paid	(1,288)	(1,278)
Repurchase of treasury shares	(108)	-
Payment on long-term debt	(4,415)	(10,363)
Increase in long-term debt	16,680	41,717
Net increase in cash overdraft	2,132	149

Net cash from financing activities	$13,001	$30,225

Net increase in cash and cash equivalents	-	32

Cash and cash equivalents, beginning of year	5	58

Cash and cash equivalents, end of period	$5	$90

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

	September 25, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$5	$5
Receivables, less allowance of $3,145 and $3,063 respectively	19,941	19,480
Inventories	10,069	6,767
Deferred income taxes	3,389	3,389
Prepayments and other	3,043	2,158
Total current assets	36,447	31,799
Property, plant and equipment:
Land	400	1,433
Buildings and improvements	22,784	66,724
Machinery and equipment	123,289	151,327
Construction in progress	6,109	43,367
	152,582	262,851
Less accumulated depreciation	(42,419)	(141,199)
	110,163	121,652
Other assets:
Route territories	2,016	2,102
Long-term receivables from independent sales distributors	8,905	9,286
Long-term prepaid rent, net	3,017	7,452
Deferred income taxes	23,812	16,085
Miscellaneous	1,144	1,094
	38,894	36,019
Total assets	$185,504	$189,470

Liabilities
Current liabilities:
Accounts payable	$15,770	$8,824
Accrued payroll and employee benefits	4,768	6,457
Cash overdraft	8,056	5,924
Current obligations under capital leases	971	919
Notes payable, banks and current portion of long-term debt	4,861	1,128
Reserve for restructure	813	1,078
Other current liabilities	7,276	7,535
Total current liabilities	42,515	31,865

Accrued pensions	21,022	25,257
Asset retirement obligations	-	7,444
Long-term debt	96,738	88,147
Long-term obligations under capital leases, less current portion	1,275	1,387
Other non-current liabilities	8,193	7,586
Total liabilities	$169,743	$161,686

Shareholders' equity
Accumulated other comprehensive loss	$(5,421)	$(6,348)
Capital in excess of par value of stock	27,355	28,016
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,582 shares
Retained earnings (accumulated deficit)	(1,922)	11,560
Treasury stock, at cost	(8,809)	(10,002)
Total shareholders' equity	$15,761	$27,784

Total liabilities and shareholders' equity	$185,504	$189,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Nature of the Business
Tasty Baking Company (the “Company”) is a leading producer of sweet baked goods and one of the nation’s oldest and largest independent baking companies, in operation since 1914.  It has two manufacturing facilities, one in Philadelphia, Pennsylvania and a second facility in Oxford, Pennsylvania.

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

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than the net carrying value.  As of September 25, 2010 and December 26, 2009, the net carrying value of sales distribution routes owned by the Company was $2.0 million and $2.1 million, respectively.

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

Property and Depreciation
Property, plant and equipment are carried at cost.  Depreciation is computed by the straight-line method over the following estimated useful lives of the assets.

Asset Category	Estimated Useful Life
Buildings and improvements	26-39 years
Machinery and equipment	7-15 years
Vehicles	5-10 years
Capitalized hardware and software	5 years
Construction in progress	Not applicable

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  During the second quarter of 2010, the Company disposed of $1.3 million of excess and obsolete spare parts, for which the Company had previously provided a full reserve.  During the third quarter of 2010, the Company recorded a charge of $0.6 million related to the disposal of spare parts that had previously been expected to be relocated to the Company’s new bakery and distribution facility at the Navy Yard.  As of September 25, 2010 and December 26, 2009, the Company had reserves for excess and obsolete spare parts of $0.1 million and $1.5 million, respectively.

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

The Company settled its conditional asset retirement obligation related to the Hunting Park, Philadelphia manufacturing facility in connection with the sale of the property during the third quarter of 2010.  Prior to the sale of the building the Company had recorded $0.2 million of interest associated with the asset retirement obligation during fiscal 2010. As of September 25, 2010 the Company does not have any conditional asset retirement obligations.  As of December 26, 2009, the Company’s conditional asset retirement obligation totaled $7.5 million.

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

In 2007, the Company received a $0.6 million grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounted for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The assets acquired with the grant were placed into service in the first quarter of 2010, and likewise the amortization of the grant also commenced in the first quarter of 2010.

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

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or over the period in which future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $0.9 million and $2.7 million, for the thirteen and thirty-nine weeks ended September 25, 2010, respectively.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $0.9 million and $2.8 million, for the thirteen and thirty-nine weeks ended September 26, 2009, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of enterprise resource planning and handheld computer systems.  The Company’s unamortized capitalized computer software costs totaled $4.4 million and $5.0 million as of September 25, 2010 and December 26, 2009, respectively.  The Company recognized $0.6 million and $1.5 million of amortization expense related to its capitalized computer software costs for the thirteen and thirty-nine weeks ended September 25, 2010, respectively.  The Company recognized $0.7 million and $1.9 million of amortization expense related to its capitalized computer software costs for the thirteen and thirty-nine weeks ended September 26, 2009, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $2.8 million and $8.6 million, for the thirteen and thirty-nine weeks ended September 25, 2010 and $2.6 million and $8.2 million, for the thirteen and thirty-nine weeks ended September 26, 2009, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

Accounting for Derivative Instruments
The Company has entered into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the condensed consolidated Statements of Operations.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is presented as basic and diluted earnings per share.  Net income (loss) per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net income (loss) per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen and thirty-nine weeks ended September 25, 2010 options to purchase common stock totaling 302,225 and  307,492 shares, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.  For the thirteen and thirty-nine weeks ended September 26, 2009 options to purchase common stock totaling 316,725 and 317,042 shares, respectively, were not included in the calculation of net income (loss) per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 25, 2010		September 26, 2009		September 25, 2010		September 26, 2009
	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares
Net income (loss)	$(4,940)		$(531)		$(12,194)		$1,743
Less:
Income attributable to participating securities	(19)		(19)		(55)		(83)
Net income (loss) available for common shareholders	$(4,959)		$(550)		$(12,249)		$1,660

Net income (loss) per common share - basic	(0.61)	8,151	(0.07)	8,064	(1.50)	8,144	0.21	8,061

Net income (loss) per common share - diluted	(0.61)	8,151	(0.07)	8,064	(1.50)	8,144	0.21	8,061

The Company has determined that the calculation of net income (loss) per common share – basic includes all securities that are also required by the calculation of net income (loss) per common share – diluted for the respective periods presented.

Share-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  The total amount of compensation expense for restricted stock is based on the closing market price of Tasty Baking Company shares on the date of grant.  Forfeitures are required to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

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

In July, 2010 the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 provides disclosure requirements for receivables and allowances for credit losses.  The new disclosure requirements will be effective for reporting periods ending on or after December 15, 2010.  Certain disclosures related to allowance and modification activities will be effective for reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of this guidance to have an impact on its condensed consolidated financial statements.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 25, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  The equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is approximately $78.0.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

In September 2010, the Company completed the sale of its former manufacturing and distribution facilities located  in Hunting Park, Philadelphia.  The Company received net cash proceeds of $5.6 million, and settled its conditional asset retirement obligation totaling $7.7 million in exchange for the properties.  The net book value of the assets sold was approximately $13.3 million.

3.      Restructure

As part of the relocation of its Hunting Park, Philadelphia operations, the Company eliminated approximately 215 positions.  While the Company achieved much of this result through normal attrition and the reduction of contract labor, the Company incurred obligations related to postemployment benefits associated with restructuring.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in other (income) expense, net in the condensed consolidated Statements of Operations. The Company expects the majority of payments to be paid in 2010 in connection with the restructuring program.

As of September 25, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The Company has recognized an additional liability totaling $1.7 million during the thirty-nine weeks ended September 25, 2010 associated with a net increase to the estimated postemployment costs incurred with the restructuring of its Philadelphia operations and a realignment of its corporate workforce and sales organization.  The following table provides a roll forward of the estimated future obligations related to postemployment benefits associated with the Company’s restructuring activities from December 26, 2009 to September 25, 2010  (in thousands):

Restructure reserve, December 26, 2009	$1,078
Additions	1,719
Payments	(1,984)

Restructure reserve, September 25, 2010	$813

4.      Inventories

Inventories are classified as follows (in thousands):

	September 25, 2010	December 26, 2009
Finished goods	$3,989	$1,939
Work in progress	65	116
Raw materials and supplies	6,015	4,712

	$10,069	$6,767

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $15 thousand and $42 thousand as of September 25, 2010 and December 26, 2009, respectively.

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

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 450 basis points.  This spread above LIBOR is currently at 450 basis points and is expected to range between 400 and 450 basis points through the first quarter of 2012.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA. The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  As of September 25, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $79.6 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of September 25, 2010 and December 26, 2009, the outstanding balance under the PIDC Credit Facility was $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  As of September 25, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of September 25, 2010 and December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

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

6.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company entered into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.   These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the condensed consolidated Statements of Operations.

In January 2008, the Company entered into an $8.5 million notional value interest rate swap contract that increased to $35.0 million in April 2010 with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  As of September 25, 2010, the notional value of the swap was $35.0 million.  This interest rate swap does not hedge any portion of the credit spread to which the underlying debt is subject.  The cumulative change in the fair market value of the interest rate swap is reflected as a liability totaling $2.5 million and $2.1 million as of September 25, 2010 and December 26, 2009, respectively.

In May 2008, the Company entered into an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  This interest rate swap does not hedge any portion of the credit spread to which the underlying debt is subject.  The cumulative change in the fair market value of the interest rate swap is reflected as a liability totaling $0.1 million and $0.3 million as of September 25, 2010 and December 26, 2009, respectively.

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

As of September 25, 2010, all of the Company’s foreign currency forward contracts have been settled.  As of December 26, 2009, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.4 million AUD ($1.2 million USD).

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Income Statement	September 25,	September 26,	September 25,	September 26,
	Location	2010	2009	2010	2009
Cash Flow Hedges
Interest Rate Swaps

Net loss recognized in accumulated other comprehensive income		$(32)	$(383)	$(295)	$(173)

Net loss reclassified from accumulated other comprehensive income to interest expense	Interest expense	(346)	(163)	(1,021)	(369)

Fair Value Hedges
Foreign currency forward contracts
Net gain recognized in other income, net	Other (income) expense, net	-	84	7	687

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

Derivative instruments are reflected in the condensed consolidated Balance Sheets as follows (in thousands):

		September 25,	December 26,
	Balance Sheet Location	2010	2009

Hedging derivative instruments
Interest rate swaps	Other non-current liabilities	$(2,498)	$(2,342)
Interest rate swaps	Other current liabilities	(139)	-
Foreign currency hedges	Prepayments and other	-	133

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

7.      Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets (liabilities) measured at fair value on a recurring basis as of September 25, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,637)	$—	$(2,637)	$—
Total financial instruments owned	$(2,637)	$—	$(2,637)	$—

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 26, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,342)	$—	$(2,342)	$—
Foreign currency hedges	133	—	133	—
Total financial instruments owned	$(2,209)	$—	$(2,209)	$—

As of September 25, 2010 and December 26, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are representative of fair value due to the short-term nature of the instruments.  The Company’s carrying value of long-term debt approximates fair value.

The Company also has non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  These include long-lived assets, asset retirement obligations and sales distribution routes owned by the Company.  These items are recognized at fair value when they are considered to be other than temporarily impaired.

8.      Defined Benefit Retirement Plans

The Company maintains a partially funded frozen noncontributory Defined Benefit (“DB”) Retirement Plan (the “DB Plan”).  Benefits under this DB Plan generally are based on eligible employees’ years of service and compensation during the years preceding retirement.  The Company also maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”); however, there are no current employees earning benefits under this plan.  The Company also maintains an unfunded frozen Retirement Plan for Directors (the “Director Plan”) and participants are credited for service under the Plan solely for vesting purposes.  The benefit amount is the annual cash retainer in the year of retirement, but not less than $16 thousand for Directors serving on December 31, 1993.

The Company also maintains a Deferred Stock Unit Plan (the “DSU Plan”).  The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to the Director’s account equivalent in value to $4 thousand on the last day of such quarter, provided that he or she is a Director on the last day of such quarter.  Beginning in the third quarter of 2010, the Directors elected to suspend the quarterly DSU grants for the second half of 2010.  No new quarterly grants will be credited to the Directors’ accounts for the second half of 2010; however the dividend reinvestment provisions of the DSU Plan were not impacted.  Directors will be entitled to be paid in shares upon termination of Board service provided the Director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the Director’s election, over a period of five years.

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Service cost	$-	$-	$-	$-
Interest cost on projected benefit obligations	1,156	1,254	3,469	3,773
Expected return on plan assets	(1,092)	(955)	(3,276)	(2,866)
Amortization of prior service cost	-	1	-	(7)
Actuarial loss recognition	15	9	45	35
Net amount recorded in income	$79	$309	$238	$935

The Company made cash contributions totaling $2.3 million to the frozen DB Plan for the thirty-nine weeks ended September 25, 2010, in accordance with the Pension Protection Act of 2006.  During 2010, the Company will make aggregate minimum required cash contributions to the DB Plan totaling $3.0 million.

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

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.   The total DC SERP liability as of September 25, 2010 and December 26, 2009, was $1.9 million and $1.7 million, respectively.

Components of the Company’s defined contribution retirement plans amounts charged to income are summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
DC Plan expense	$391	$446	$1,285	$1,320
DC SERP expense	77	72	232	216
401(k) matching contribution	168	-	527	351
Net defined contribution retirement plan amount charged to income	$636	$518	$2,044	$1,887

10.      Postretirement Benefits Other than Pensions

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

Components of net periodic postretirement benefit cost (benefit) are summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Service cost	$-	$-	$-	$-
Interest cost	-	1	-	86
Amortization of unrecognized prior service cost	-	-	-	(398)
Curtailment benefit	-	-	-	(3,717)
Total net postretirement benefit	$-	$1	$-	$(4,029)

There were no payments made in connection with the terminated other postretirement plans in 2010.   Payments made in connection with the other postretirement plans totaled $0.3 million for the thirty-nine weeks ended September 26, 2009.

11.      Income Taxes

The Company’s effective tax rate was 40.5% and 41.5% for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively, and 39.8% and 28.7% for the thirty-nine weeks ended September 25, 2010 and September 26, 2009.  The Company’s effective tax rate differs from the composite federal and state statutory tax rate due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items.

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

12.      Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, is comprised as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income (loss)	$(4,940)	$(531)	$(12,194)	$1,743
Other comprehensive income (loss)
Change in defined benefit retirement plan	9	74	1,074	(420)
Change in other postretirement benefits	-	-	-	(1,001)
Change in unrealized loss on derivative
instruments designated as cash flow hedges	(19)	(230)	(147)	(85)
Total other comprehensive income (loss)	(10)	(156)	927	(1,506)
Total comprehensive income (loss)	$(4,950)	$(687)	$(11,267)	$237

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	September 25, 2010	December 26, 2009
Defined benefit retirement plan	$(3,839)	$(4,913)
Unrealized loss on derivative instruments designated as cash
flow hedges	(1,582)	(1,435)

Total accumulated other comprehensive loss	$(5,421)	$(6,348)

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Results of Operations

For the Thirteen Weeks ended September 25, 2010 and September 26, 2009

Overview
Net loss for the third quarter of 2010 was $4.9 million, or $0.61 per fully-diluted share, as compared to a net loss of $0.5 million, or $0.07 per fully-diluted share, in the third quarter of 2009.  Earnings for the third quarter of 2010 included $4.4 million, pre-tax, of additional expenses related to transition and to optimization of the manufacturing and distribution facility at the Navy Yard.  The third quarter of 2010 also included $0.7 million in postemployment costs associated with the restructuring of the Company’s Philadelphia operations and realignment of its corporate workforce.  On a pre-tax basis, results for the third quarter of 2009 included accelerated depreciation of $1.3 million and a $0.7 million reduction in postemployment costs associated with the transition to the Company’s new manufacturing facility at the Philadelphia Navy Yard.

Sales
Gross sales in the third quarter of 2010 decreased $5.8 million, or 7.9%, versus the comparable period in 2009.  The reduction in gross sales was driven by a 7.4% decline in total volumes, primarily driven by lower sales to direct customers, third party distributors, and moderately lower sales in the Company’s Route territories, caused in large part by production limitations at the Philadelphia Navy Yard facility, which negatively impacted gross sales by $4.0 million.  Total net sales declined 7.4% in the third quarter of 2010 compared to the prior year period driven by the decline in volume and production limitations, partially offset by higher net sales realization resulting from lower promotional costs.

Cost of Sales
Total cost of sales, excluding depreciation, rose 4.2%, or $1.2 million, despite a unit volume decline of 7.4% in the third quarter of 2010 as compared to the same period a year ago.  The increase in cost of sales was driven by the impact of the $4.4 million in transition related costs, $3.5 million of which were classified as a component of cost of sales.  Also driving the increase was a $1.8 million increase in the cost of key ingredients and packaging, as well as $1.5 million in rental expense associated with the Philadelphia Navy Yard facilities, $1.4 million of which was non-cash.  Partially offsetting these increases was a $2.2 million decline in other fixed manufacturing costs as compared to the same period a year ago resulting from lower utility and employee costs, combined with the impact of lower sales volumes and beneficial sales mix.

Depreciation
Depreciation decreased $0.8 million to $2.7 million in the third quarter of 2010 from $3.5 million in the third quarter of 2009.  Included in depreciation for the third quarter of 2009 is approximately $1.3 million of depreciation related to changes in the useful lives of certain assets at the Company’s Philadelphia operations which were not relocated to the Philadelphia Navy Yard facility, partially offset by an increase in capital additions during 2010.

Gross Profit
Gross profit declined $3.6 million in the third quarter of 2010 as compared to the third quarter of 2009.  This decline was driven by the increase in cost of sales and the impact of lower sales volumes, partially offset by a $0.8 million decrease in depreciation.

Selling, General and Administrative Expenses
Selling, general and administrative expense increased $0.7 million in the third quarter of 2010 versus the comparable period in 2009.  This increase was primarily due to the expenses incurred in connection with the transition to and optimization of the production facility at the Philadelphia Navy Yard.

Interest Expense
Interest expense increased by $1.1 million to $1.8 million in the third quarter of 2010 from $0.7 million in the third quarter of 2009, due to increased borrowings related to expenditures for the Company’s Philadelphia Navy Yard manufacturing facility and lower capitalized interest on the capital investment associated with the Philadelphia Navy Yard manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other expense, net, totaled $1.2 million in the third quarter of 2010 compared to other income, net of $0.9 million in the third quarter of 2009.  The change in the third quarter of 2010 was primarily driven by a $0.6 million charge on the disposal of spare parts that were previously expected to be relocated to the Navy Yard facility combined with $0.7 million in costs related to an increase in the estimated postemployment costs incurred in connection with the restructuring of the Company’s Philadelphia operations and corporate workforce.  Other income, net for the third quarter of 2009 included $0.7 million of income related to a revision to the Company’s restructuring estimate.

Taxes
The effective income tax rate for state and federal taxes was 40.5% and 41.5% for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively.

For the Thirty-nine Weeks ended September 25, 2010 and September 26, 2009

Overview
Net loss for the thirty-nine weeks ended September 25, 2010 was $12.2 million, or $1.50 per fully-diluted share, as compared to net income of $1.7 million, or $0.21 per fully-diluted share, for the comparable period in 2009.  Earnings for the thirty-nine weeks ended September 25, 2010 were negatively impacted by the reduction in gross sales resulting from production and distribution limitations due to the impact of a first quarter 2010 oven fire at the Hunting Park manufacturing facility, severe winter weather conditions and initial production transition issues at the Navy Yard manufacturing facility.  Also, earnings were negatively impacted by $12.5 million in pre-tax costs associated with the production transition issues and optimization issues at the Philadelphia Navy Yard facility, most of which are not expected to fully recur after the fourth quarter of 2010.  Net loss for the thirty-nine weeks ended September 25, 2010 and September 26, 2009 also included $4.1 million and $3.9 million, respectively, of incremental pre-tax depreciation resulting from the change in estimated useful lives of certain assets at the Company’s Hunting Park manufacturing facility in the second quarter of 2007.

Sales
Gross sales for the thirty-nine weeks ended September 25, 2010 decreased $15.1 million, or 6.6%, versus the comparable period in 2009.  The reduction in gross sales was driven by a 5.9% decline in total volumes, driven by lower sales in all major channels of the Company’s business.  Production and distribution limitations, stemming from a first quarter 2010 oven fire at the Hunting Park manufacturing facility, severe winter weather conditions, and production transition and optimization issues at the Philadelphia Navy Yard facility negatively impacted gross sales for the thirty-nine weeks ended September 25, 2010 by $8.5 million.  Total net sales declined 7.1% for the thirty-nine weeks ended September 25, 2010 compared to the prior year period driven by the decline in sales volumes as well as lower net sales realization from higher promotional costs.

Cost of Sales
Total cost of sales, excluding depreciation, rose 7.1%, or $6.1 million, despite a unit volume decline of 5.9% for the thirty-nine weeks ended September 25, 2010 as compared to the same period a year ago.  The increase in cost of sales was driven by the impact of $12.5 million in transition and optimization related costs, $10.5 million of which were classified as a component of cost of sales with the remainder classified as a component of selling, general and administrative costs and other expense, and the $2.2 million benefit recorded in the second quarter of 2009 in connection with the Company’s termination of its postretirement life insurance plan.  Also driving the increase was an increase in the cost of key ingredients and packaging as well as $4.5 million in rental expense associated with the Philadelphia Navy Yard facilities, for the thirty-nine weeks ended September 25, 2010 as compared to the prior year period.  Partially offsetting these increases were $1.8 million of lower direct labor costs, $6.5 million of lower other fixed manufacturing costs,  combined with the impact of lower sales volumes and beneficial sales mix.

Depreciation
Depreciation increased $1.2 million to $11.2 million for the thirty-nine weeks ended September 25, 2010 from $10.0 million in the comparable period in 2009.  The increase in depreciation is primarily related to an increase in capital additions during 2010.   Included in the thirty-nine weeks of 2010 and 2009 is approximately $4.1 million and $3.9 million, respectively, of depreciation related to changes in the useful lives of certain assets at the Company’s Hunting Park manufacturing facility which were not relocated to the Philadelphia Navy Yard facility.

Gross Profit
Gross profit declined $17.0 million for the thirty-nine weeks ended September 25, 2010 as compared to the same period in 2009.  This decline was driven by the changes in cost of sales, as well as the impact of lower sales volumes and $1.2 million in higher depreciation compared to the same period last year.

Selling, General and Administrative Expenses
Selling, general and administrative expense increased 1.4% or $0.5 million in the thirty-nine weeks ended September 25, 2010 versus the comparable period in 2009.  The increase was due to approximately $1.4 million in expenses incurred in connection with the optimization of the production facility at the Philadelphia Navy Yard during 2010 and a $1.5 million benefit the Company recorded in the second quarter of 2009 related to the termination of the Company’s postretirement life insurance plan that did not recur in 2010.  These increases were partially offset by approximately $1.8 million in lower compensation costs, resulting primarily from the $1.1 million reversal of the Company’s 2009 bonus accrual in the second quarter of 2010.

Interest Expense
Interest expense increased by $2.8 million to $4.7 million for the thirty-nine weeks ended September 25, 2010 from $1.9 million for the comparable period in 2009, primarily due to increased borrowings related to expenditures for the Company’s Philadelphia Navy Yard manufacturing facility.  The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other expense, net, totaled $1.1 million for the thirty-nine weeks ended September 25, 2010 compared to other income, net of $1.3 million for the comparable period of 2009.  The increase in other expense, net for the thirty-nine weeks ended September 25, 2010 was primarily driven by a charge of $1.8 million related to an increase in the estimated postemployment costs primarily incurred with the restructuring of the Company’s Philadelphia operations combined with a $0.6 million charge on the disposal of spare parts that were previously expected to be relocated to the Navy Yard facility which was partially offset by a gain on the sale of fixed assets and spare parts totaling $0.7 million.  Other income, net for the third quarter of 2009 included $0.7 million of income related to a revision to the Company’s restructuring estimate.

Taxes
The effective income tax rate for state and federal taxes was 39.8% and 28.7% for the thirty-nine weeks ended September 25, 2010 and September 26, 2009, respectively.  During the thirty-nine weeks ended September 26, 2009, the Company favorably settled a state tax matter that resulted in discrete tax benefits of approximately $454 thousand which reduced the Company’s effective tax rate for the periods presented.

Liquidity and Capital Resources

Current assets at September 25, 2010 were $36.4 million compared to $31.8 million at December 26, 2009, and current liabilities at September 25, 2010 were $42.5 million compared to $31.9 million at December 26, 2009.  The increase in current assets was driven by an increase in accounts receivable of $0.5 million and a $0.9 million increase in prepayments, combined with a $3.3 million increase in inventories resulting primarily from the timing of promotional activity as well as the process of optimizing new production lines.  The $10.7 million increase in current liabilities was due to an increase in notes payable of $3.7 million and accounts payable of $6.9 million resulting primarily from an increase in obligations related to the optimization of the Company’s new manufacturing facility and working capital management efforts.

During the thirty-nine weeks ended September 25, 2010, the Company made payments of $4.4 million on the long-term debt incurred in connection with the Company’s new manufacturing and distribution facility and capital lease obligations related to computer and handheld equipment.  In addition, during 2010 the Company is required, under the Pension Protection Act of 2006, to make cash contributions totaling $3.0 million to its defined benefit pension plan.  The Company has made cash contributions totaling $2.3 million to the defined benefit pension plan during the thirty-nine weeks ended September 25, 2010.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of September 25, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  The equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.  The investment for this project, in addition to any costs associated with the agreements described above, is approximately $78.0.  By the end of the fourth quarter of 2010, the Company expects to have reached the operational efficiency improvements necessary to achieve $13 million in annual pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  In September 2007, the Company closed on a multi-bank credit facility and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for financial flexibility in running the ongoing operations and working capital needs.

As of September 25, 2010 and December 26, 2009, the Company had a restructuring liability for postemployment obligations totaling $0.8 million and $1.1 million, respectively.  The Company expects the majority of payments to be paid in 2010 in connection with the restructuring program.

As of September 25, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

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

Interest rates for the fixed asset line of credit and working capital revolver are indexed to LIBOR and include a spread above that index ranging from 125 to 450 basis points.  This spread above LIBOR is currently at 450 basis points and is expected to range between 400 and 450 basis points through the first quarter of 2012.  The fixed asset line of credit and the working capital revolver include commitment fees ranging from 20 to 50 basis points based upon the Company’s ratio of debt to Bank EBITDA.  The $10.0 million low-interest loan bears interest at a fixed rate of 5.5% per annum.  As of September 25, 2010 and December 26, 2009, the outstanding balances under the Bank Credit Facility were $79.6 million and $67.3 million, respectively.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of September 25, 2010 and December 26, 2009, the outstanding balances under the PIDC Credit Facility were $12.0 million.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.  As of September 25, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.

As of September 25, 2010 and December 26, 2009, the Company was in compliance with the various non-financial and financial covenants associated with the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2.

Certain of our covenants become more restrictive over the term of the agreement.  Our most restrictive covenants, maximum operating leverage ratio, defined as the ratio of debt to Bank EBITDA, and minimum Unadjusted EBITDA, have the following requirements for the next year as follows:

Maximum Operating
Leverage Ratio
Fiscal 2010 Third Quarter	6.00 to 1.0
Fiscal 2010 Fourth Quarter	5.50 to 1.0
Fiscal 2011 First Quarter	5.00 to 1.0
Fiscal 2011 Second Quarter	4.75 to 1.0
Fiscal 2011 Third Quarter	4.75 to 1.0

Minimum Unadjusted
EBITDA
6 months ended December 25, 2010	$3,000,000
9 months ended March 26, 2011	$7,000,000
12 months ended June 25, 2011	$12,000,000

As of September 25, 2010 the maximum operating leverage ratio was approximately 5.8 to 1.0.

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

Net cash used for operating activities for the thirty-nine weeks ended September 25, 2010 was $7.6 million, primarily attributed to the combined effect of the net loss for the quarter as well as the year over year changes in the Company’s inventories, accounts receivable and prepayments and other.

Net cash used for investing activities for the thirty-nine weeks ended September 25, 2010 was $5.4 million which included $12.0 million of capital expenditures primarily related to investments in the Company’s new manufacturing and distribution facility partially offset by $5.6 million of net cash proceeds from the sale of its former manufacturing and distribution facilities located in Hunting Park, Philadelphia.

Net cash from financing activities for the thirty-nine weeks ended September 25, 2010 totaled $13.0 million, driven by an increase in long-term debt primarily due to investments in the Company’s new manufacturing and distribution facility.

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

Included in the Company’s Annual Report on Form 10-K for fiscal 2009 (“2009 Form 10-K”) are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the third quarter of 2010 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in general economic or business conditions nationally and in the Company’s primary markets, the availability of capital upon terms acceptable to the Company, the availability and pricing of raw materials, the level of demand for the Company’s products, possible work stoppages associated with the collective bargaining process, the outcome of legal proceedings to which the Company is or may become a party, the actions of competitors within the packaged food industry, changes in consumer tastes or eating habits, the success of business strategies implemented by the Company to meet future challenges, the rules of business interruption and an adverse impact on financial results while optimizing production of the new facility, the costs and availability of capital to fund improvements or new facilities and equipment, the retention of key employees, and the ability to develop and market in a timely and efficient manner new products which are accepted by consumers.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Company’s 2009 Form 10-K, “Item 1A, Risk Factors.”  There can be no assurance that the new manufacturing facility described herein will be successful or that projected cost savings will be achieved.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 25, 2010.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2010.

(b) Changes in Internal Control over Financial Reporting

During the thirteen weeks ended September 25, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.              Exhibits

(a)	Exhibits:

Exhibit 10 (a)	-	Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ending March 27, 2010.

Exhibit 10 (b)	-	First Addendum, dated July 2, 2010, to Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010, is incorporated herein by reference to Exhibit 10(c) to Form 10-Q report of Company for the 26 weeks ending June 26, 2010.

Exhibit 10 (c)	-	Fifth Amendment, effective June 25, 2010, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers, Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as Lender, is incorporated herein by reference to Exhibit 10.1 to Form 8-K report of Company, filed on or about August 2, 2010.

Exhibit 31 (a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	-	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

November 1, 2010	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)