Form 10-K
period 2010-12-25
TASTY BAKING CO
filed 2011-04-11
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 25, 2010 (52 weeks)

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
YES ☐   NO ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as the last business day of the registrant’s most recently completed second fiscal quarter June 26, 2010, was $57,586,848.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 8, 2011.

Class	Outstanding
Common Stock, par value $.50	8,622,847 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

TASTY BAKING COMPANY AND SUBSIDIARIES
INDEX

PART I.
Item 1.	Business	3-5

Item 1A.	Risk Factors	5-9

Item 1B.	Unresolved Staff Comments	10

Item 2.	Properties	10

Item 3.	Legal Proceedings	10

Item 4.	(Removed and Reserved)	10

PART II.
Item 5.	Market for the Company’s Common Equity and Related Shareholder Matters	11

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-26

Item 8.	Consolidated Financial Statements and Supplementary Data

	Report of Independent Registered Public Accounting Firm	27

	Consolidated Statements of Operations Fifty-Two weeks ended December 25, 2010 and December 26, 2009	28

	Consolidated Statements of Cash Flows Fifty-Two weeks ended December 25, 2010 and December 26, 2009	29

	Consolidated Balance Sheets As of December 25, 2010 and December 26, 2009	30-31

	Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Income (Loss) Fifty-Two weeks ended December 25, 2010 and December 26, 2009	32

	Notes to Consolidated Financial Statements	33-59

Item 9.	Changes and Disagreements with Accountants	60

Item 9A.	Controls and Procedures	60

Item 9B.	Other Information	61

PART III.
Item 10.	Directors and Executive Officers	62-67

Item 11.	Executive Compensation	67-75

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76-77

Item 13.	Certain Relationships and Related Transactions	77-78

Item 14.	Principal Accountant Fees and Services	78-79

PART IV.
Item 15.	Exhibits	80-84

Schedule II.	Valuation and Qualifying Accounts	85

Signature		86-87

TASTY BAKING COMPANY AND SUBSIDIARIES
PART I

Item 1.      Business

Recent Developments

On April 10, 2011, Tasty Baking Company (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (and its permitted assignee)(“Merger Sub”).  Pursuant to the terms of the Merger Agreement, a tender offer (the “Offer”) will commence within 10 business days to acquire all of the outstanding shares of common stock of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any withholding taxes.

The obligation to purchase the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including no breach by the Company of its lease for its bakery at the Philadelphia Navy Yard (which has not been cured or waived) and other customary closing conditions.  In addition, the obligation to purchase the shares tendered in the Offer is also subject to the condition that the number of the outstanding shares of Common Stock that have been validly tendered and not validly withdrawn, together with any shares of Common Stock then owned by Flowers and its subsidiaries, equals a majority of the Common Stock outstanding (assuming conversion of all deferred stock units but not any other derivative securities) as of the expiration of the Offer.

As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (“Merger”) and the Company will become a wholly-owned subsidiary of Flowers and will remain responsible for the Company’s existing obligations, including those under the defined benefit pension plan.  If Flowers and any of its affiliates acquire more than 80% of the outstanding shares (assuming conversion of all deferred stock units but not any other derivative securities) of the Common Stock, the merger will be completed through the “short form” merger procedures available under Pennsylvania law.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Offer or Merger will occur before June 30, 2011, or at all.  See also Risk Factor below regarding the definitive merger agreement with Flowers Foods, Inc.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 11, 2011 and which is incorporated herein by reference.

Description of Business

The Company was incorporated in Pennsylvania in 1914 and maintains its principal offices and manufacturing facilities in Philadelphia, Pennsylvania.  The Company manufactures, co-packages and sells a variety of premium single portion cakes, pies, donuts, snack bars, pretzels, and brownies under the well-established trademark, TASTYKAKE®.  These products include approximately 195 varieties.  The availability of some products, especially the holiday-themed offerings, vary according to the season.  The single portion cakes, snack bars and donuts principally sell at retail prices for individual packages ranging from $0.45 to $1.59 per package and family convenience packages from $3.99 to $4.49. The individual pies include various fruit and cream-filled varieties and, at certain times of the year, additional seasonal varieties.  The best known products with the widest sales acceptance are sponge cakes marketed under the trademarks JUNIORS® and KRIMPETS®, and chocolate enrobed cakes under KANDY KAKES®.  The Company produces a line of sugar-free single portion cakes and snack bars under the name TASTYKAKE Sensables® which are sold at retail prices ranging from $0.79 for single serve to $4.29 for family convenience packages.

Tasty Baking Oxford, Inc. (“Oxford”), a wholly-owned subsidiary of the Company, located in Oxford, Pennsylvania, currently manufactures honey buns and donuts under the well-established trademark TASTYKAKE® and several products which are distributed under private labels.

During 2009, the Company relocated its corporate offices to a leased facility in the Philadelphia Navy Yard and in 2010 the Company relocated its Philadelphia operations to a separate leased facility in the Philadelphia Navy Yard, which includes a new bakery, warehouse and distribution center.

As noted below in this report on Form 10-K, the Company is currently experiencing extremely tight liquidity and there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate the business and the Company’s ability to continue as a going concern.  In response to this situation, the Company explored various strategic alternatives, which culiminated in the Company entering into the Merger Agreement, as described above.  See also Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for more details on the Company’s liquidity situation and the Merger Agreement.

The Company’s products are sold principally by independent sales distributors through distribution routes to approximately 16,700 retail outlets in Delaware, Maryland, New Jersey, New York, Ohio, Pennsylvania and Virginia, which comprise the Company's core market.  This method of distribution for direct store deliveries via independent sales distributors has been used since 1986.  The Company sells products to approximately 413 independent sales distributors and maintains 61 Company owned and operated routes that service route sales areas.  The Company also distributes its products through third party distributor arrangements in various states, as well as directly to certain grocery chains that have centralized warehouse distribution capabilities throughout the continental United States and Puerto Rico.  In addition, the Company sells its products through the www.tastykake.com program, whereby consumers can visit the Company’s website or call a toll-free number to order a variety of TASTYKAKE® products and novelties.

During 2010, the Company’s top 20 customers represented 61.6% of its net sales and its largest customers, Wal-Mart and Wawa Inc. (“Wawa”), represented approximately 19.3% and 10.2% of its total 2010 net sales, respectively.  If any of the top twenty customers change their buying patterns with the Company, the Company’s sales and profits could be materially adversely affected.

The Company is engaged in a highly competitive business, specializing in premium snack cakes and pies.  Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems and significant advertising and promotion budgets.  The Company is able to maintain a strong competitive position in its principal marketing area through the quality of its products and brand name recognition.  In these areas, the Company has a strong market share.  The Company conducts marketing programs that utilize radio and on-line advertising, sports partnerships, public relations, product sampling and consumer coupons.

Outside of its principal marketing area, awareness of the Company’s trademarks and reputation is not as strong and the Company’s market share is generally less significant.  In these markets, the Company competes for limited shelf space available from retailers, leveraging product quality, price promotions and consumer acceptance.

The Company principally competes in the premium snack cake market on price, product quality and brand name recognition with McKee Foods, Bimbo USA and Hostess Brands.  McKee Foods Corporation, a large privately held company, competes in the snack cake market under the brand name Little Debbie, primarily selling lower priced snack cakes.  Little Debbie holds the largest share of the snack cake market in the United States.  Bimbo USA markets certain of its products under the Entenmann’s brand name and generally competes with the Company in the multi-serve and single-serve baked goods.  Hostess Brands competes with the Company using the Hostess, Dolly Madison and Drakes brand names.  Local independent bakers also compete in a number of regional markets.  In addition, there are national food companies that are expanding their snack product offerings in the Company’s category.  Many large food companies advertise and promote single-serve packages of their traditional multi-serve cookie and sweet and salty snack varieties and compete against the Company for a portion of the overall snack market.

The Company is dependent upon sweeteners, cocoa, eggs, oils and flour for its ingredients. The Company procures raw materials through multi-year, annual, short-term and spot market purchases from various suppliers.  These raw materials are subject to availability restrictions within the markets in which the suppliers operate.  Additionally, purchases made in the spot market are subject to price volatility that may continue to negatively affect the Company’s operations.   The prices paid for raw materials generally reflect external factors such as weather conditions, commodity market fluctuations, value of the U.S. dollar against other currencies and the effects of governmental agricultural programs.  The market prices for sweeteners, cocoa, oils and flour have been volatile and experienced significant upward price pressure during 2010 which negatively impacted results of operations.  Eggs, which the Company purchases in the spot market, have been relatively stable since 2009.  Refer to Item 1A (Risk Factors) for a discussion regarding the risks associated with an increase in commodity prices and availability which may impact the Company’s profitability.

The Company’s policies with respect to working capital items are not unique.  Finished goods inventory is generally maintained at levels sufficient for one to two weeks of sales while packaging and ingredient inventory levels are generally maintained to support eight weeks of sales, depending on product seasonality.  Changes in suppliers and new product launches are two reasons why inventory levels may change but these changes are normally short-term in nature.  The ratio of current assets to current liabilities as of year-end for fiscal 2010 and fiscal 2009 was 0.2 to 1.0 and 1.0 to 1.0, respectively.  The change in the Company’s working capital ratio is primarily related to the change in the maturity date of the Company's Bank Credit Facility to June 30, 2011, which resulted in the debt obligations thereunder being classified as current as of December 25, 2010.

The Company believes that its brand trademarks such as “TASTYKAKE®” and “Sensables® and product trademarks such as “KRIMPETS®,” “KREAMIES®,” “JUNIORS®,” and “KANDY KAKES®” are of material importance to the Company’s strategy of brand building.  The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property.  The Company also enters into confidentiality agreements from time to time, as necessary, to protect formulas and processes used in producing its products.

The Company engages in continuous research and development activities at its manufacturing locations related to new products as well as to the improvement and maintenance of existing products.  These initiatives are designed to drive top-line growth and improve the Company’s cost position.  In the past two years, the expenditures for research and development activities have not been material.

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

As of April 8, 2011, the Company employed approximately 740 persons, including 115 part-time employees, and approximately 36 maintenance employees that are covered by a labor agreement, which expires in May 2012.  In August 2010, 216 full-time and 36 part-time hourly production, sanitation and distribution workers in the Company’s Philadelphia Navy Yard facility agreed to be represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers’ International Union.   On April 10, 2011, those employees ratified a Collective Bargaining Agreement, which expires in April 2015.  The National Labor Relations Board certified the Union as the bargaining unit representatives of these employees.  In addition, as of April 8, 2011, the Company also retained the services of approximately 36 contract staff at its Philadelphia operations.

See Item 7 below regarding the use of forward-looking statements contained herein.

The Corporate Governance Guidelines, Code of Business Conduct and charters for the Audit Committee, Compensation Committee, Strategic Planning Committee, and Nominating and Corporate Governance Committee are available on the Company’s website at www.tastykake.com, under the “Investors, Corporate Governance” headings or are available upon written request directed to the Corporate Secretary of the Company at Navy Yard Corporate Center, Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania 19112.

The Company will also post to its website any amendments to the Code of Business Conduct, or a waiver from the provisions of the Code of Business Conduct relating to the Company’s principal executive officers or directors.  Waivers will be located under “Investors, Corporate Governance, Code of Business Conduct–Waivers.”

A copy of this annual report on Form 10-K for the fiscal year end December 25, 2010 may be obtained, without charge, by any shareholder, upon written request directed to the Corporate Secretary of the Company at Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania 19112.

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

There is substantial doubt regarding our ability to continue as a going concern.

Due to our current liquidity situation and indebtedness that is due June 30, 2011, there is substantial doubt regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern.  Our auditors, the independent registered public accounting firm of PricewaterhouseCoopers LLP, have included an explanatory paragraph in their opinion on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern (see page 27).  In response to this situation, we explored various financial and strategic alternatives, which culminated with the Company entering into the Merger Agreement  with Flowers.  Until the closing of the transactions contemplated by the Merger Agreement (the “Transaction”), our future remains uncertain, and there can be no assurance that the Transaction will close.  If unsuccessful, we could be required to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

We have entered into a definitive merger agreement with Flowers Foods, Inc., which is subject to certain conditions

As described above in "Business - Recent Developments," we recently entered into a definitive Agreement and Plan of Merger with Flowers Foods, Inc. ("Flowers") and its wholly-owned subsidiary Flowers Bakeries, LLC.  The Merger Agreement provides that Flowers will acquire all of our outstanding shares of our common stock for a cash payment of $4.00 per share.  The closing of the Transaction is subject to certain terms and conditions, including (but not limited to):

●	tender of a majority of the outstanding shares of our common stock in the first step tender offer;

●	no occurrence of a material adverse effect on the business;

●	no material breach by us (which has not been cured or waived) under our lease for our bakery at the Philadelphia Navy Yard; and

●	no litigation challenging the tender offer or merger;

While we currently anticipate closing the Transaction on or before June 30, 2011, there can be no assurance that all of the requisite closing conditions will be met and the Offer will close or the Merger will occur, or that they will occur on the timetable contemplated hereby.   If this Transaction is not completed for any reason, our shareholders will not receive any payment for their shares pursuant to the Merger Agreement, and the market value of our shares of common stock may decrease significantly.  In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with these transactions, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.  Given the Company's current tight liquidity and the additional costs of these fees, if we cannot close the Transaction contemplated by the Merger Agreement, we could be required to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

We face uncertainty regarding our liquidity and our capital resources.

Several of our creditors, including the bank group under our Bank Credit Facility, have waived payment obligations and certain specified defaults until June 30, 2011.  Further, the maturity date for the Bank Credit Facility was moved up to June 30, 2011.  As discussed in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources), we have entered into arrangements with certain of our creditors, including our bank group (each a “Creditor, and collectively, the “Creditors”), on January 14, 2011 (each a “Creditor Amendment,” and collectively the “Creditor Amendments”).  Absent a refinancing of our indebtedness or consummation of the Transaction, it is likely that we will be unable to repay the amount due under the Bank Credit Facility, as amended, and maintain liquidity sufficient to operate our business beyond June 30, 2011 and, as a result, the bank group will have the right to institute foreclosure proceedings against the assets securing the Bank Credit Facility.  This action by the bank group would have a material adverse impact on the Company.

If we are not able to obtain adequate financing from a refinancing or complete the Transaction prior to June 30, 2011, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code, either through a prepackaged plan of reorganization or under an alternative plan, which could include liquidation.

If we were not able to secure adequate funding to continue our operations or complete the Transaction, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code, either through a prepackaged plan of reorganization or under an alternative plan, which could include liquidation.  If we are unable to refinance the Bank Credit Facility prior to June 30, 2011, or otherwise satisfactorily address payments due on June 30, 2011, a default would arise with respect to payment on this obligation, which could also trigger cross defaults in other outstanding debt and potentially require us to seek relief through a filing under the U.S. Bankruptcy Code.  Substantial risks would result from any such bankruptcy filing, including the risk that the equity interests of our current shareholders would be completely eliminated.

The Bank Credit Facility imposes significant restrictive and financial covenants that limit our financial and operating activities, and could cause us to be in default prior to June 30, 2011.

The Bank Credit Facility, as amended in connection with the Creditor Amendments, requires us to comply with certain restrictive covenants and maintain certain financial covenants, including meeting certain financial ratios and performance against a cash flow forecast.  These covenants limit our ability to, among other things, incur or become liable for additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends; make investments, and enter into new businesses.  Our ability to remain in compliance with these covenants can be affected by events beyond our control, such as general economic conditions or a significant increase in the cost of our raw materials.

Failure to maintain any financial covenant or to comply with any operating covenant will cause us to be in default under the Bank Credit Facility.  A default under the Bank Credit Facility would also occur if we default under our leases at the Philadelphia Navy Yard or the loans from other Creditors.  Any of these defaults could cause the outstanding indebtedness to become immediately due and payable and it is unlikely that we would be able to repay the Banks if the Bank Credit Facility became immediately due and payable.  If we were unable to repay those amounts, our Banks could initiate a bankruptcy or liquidation proceeding.  Moreover, a default under our Bank Credit Facility would also cause a cross-default under our leases at the Philadelphia Navy Yard and our loans from other Creditors.

Absent a refinancing arrangement or other alternative that satisfies the obligations of the Bank Credit Facility, the Creditor Amendments to the Bank Credit Facility requires us to complete the sale of the Company by June 30, 2011, and we may not be successful.

The Bank Credit Facility, as amended in connection with the Creditor Amendments, requires us to engage in a process (pursuant to an agreed upon timeline with milestones) to sell the Company by June 30, 2011 for an amount sufficient to pay all obligations under the Bank Credit Facility (the “Obligations”) along with all related transaction costs.  We retained the investment banking firm of Janney Montgomery Scott LLC as our financial advisor to assist us in our evaluation of various possible financial and strategic alternatives, which culminated in the Company entering into the Merger Agreement with Flowers.  However, there can be no assurance that the Transaction will be completed by June 30, 2011, or at all.  A failure to complete the Transaction or to refinance the outstanding debt may result in the Bank Credit Facility becoming immediately due and payable.

A default under our lease at the Philadelphia Navy Yard will have a material adverse effect on our financial condition and results of operations.

We currently lease our Philadelphia Navy Yard bakery from Liberty Property Trust (the “Landlord”).  The bakery is the exclusive production facility for most of our branded products, including cakes, pies and snack bars.  The Creditor Amendment with the Landlord waives certain defaults and payments due until June 30, 2011.  If we fail to pay all accrued amounts due on or before June 30, 2011, we will be in default under this lease.  The loss of this facility would have a material and immediate adverse impact on our ability to continue as a going concern.

The failure to achieve expected cost savings at our new bakery at the Philadelphia Navy Yard will continue to have a material adverse effect on our financial condition and results of operations.

We had originally anticipated that we would achieve $13 to $15 million in annualized pre-tax cash savings, net of facility leases but before debt service, at our new bakery at the Philadelphia Navy Yard.  However, by the end of 2010, the Company had achieved annualized pre-tax cash savings of approximately $10 million.  If this facility does not consistently achieve at least this level of annualized pre-tax cash savings, this could have a material adverse impact on our profitability and our ability to continue as a going concern.

We are dependent on maintaining relationships and material contracts with our suppliers.

Our current tight liquidity may cause certain critical suppliers to further tighten their credit terms or require us to change their trade terms to a “cash on delivery” or “cash on order” basis or such other terms that could have an adverse impact on our short-term cash flow.  Failure to maintain our current relationships with our critical suppliers could have a material and immediate adverse impact on our ability to operate as a going concern.

Our indebtedness has impacted our operational results.

Higher levels of indebtedness associated with our new manufacturing and distribution facility has increased our vulnerability to general adverse economic and industry conditions; limited our ability to react to changes in our business and the industry in which we operate; and required that we use a larger portion of our cash flow to pay principal and interest, thereby reducing availability of cash to fund working capital, capital expenditures and other operating needs.  Because a large portion of our costs are fixed, our operating cash flow margins are highly dependent on sales of our products and how efficiently we operate our bakeries.  A lower amount of sales or higher expenses, when coupled with our significant debt obligations, could adversely affect our ability to fund our operations and continue as a going concern.

Our results may be adversely impacted by customers that become insolvent or bankrupt.

We are exposed to the credit risk of our customers, including risk of insolvency and bankruptcy.  To the extent one or more of our customers becomes insolvent or seeks protection from its creditors, we may not be able to collect money due to us and we could incur write-downs to our accounts receivable balances.  In addition, the loss of such receivables could substantially and adversely impact our liquidity.

A change in interest rates may adversely affect our financial and operational results.

The interest on our Bank Credit Facility is structured, in part, on LIBOR rates.  An increase in LIBOR rates could adversely affect our ability to meet the financial covenants under our Bank Credit Facility.  In addition, increases in interest rates will increase our recognition of interest expense related to long-term debt and the interest income related to our long-term receivables.  A decrease in interest rates used to set the pension discount rate could increase pension liability and adversely impact the relationship of our unrecognized gain or loss to the pension corridor.  Refer to the risk factor “Changes in Pension Expense Assumptions and Estimates May Adversely Affect Our Operational Results” below for additional discussion.  A sensitivity analysis on the impact of this relationship is included in Note 12 of the consolidated financial statements, included in Item 8 below.

A change in top customer’s buying patterns may adversely affect our financial results.

Our top twenty customers represented 61.6% of our 2010 net sales and 61.1% of our 2009 net sales.  Our largest customer, Wal-Mart, represented approximately 19.3% of our net sales in 2010 and 20.6% of our net sales in 2009.  Another significant customer, Wawa, represented 10.2% of our net sales in 2010 and 9.5% of our net sales in 2009.  If any of the top twenty customers change their buying patterns with us, our sales, profitability and liquidity could be adversely affected.

An increase in commodity prices and availability may impact profitability and our tight liquidity situation.

We are dependent upon sweeteners, cocoa, eggs, oils, and flour for our ingredients in addition to paper, films and plastics used to package our products.  The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply and demand and global political events.  Many commodities have recently been at record levels, and commodity markets are experiencing unprecedented volatility.  Increases in commodity prices and availability could have a material adverse impact on our profitability and our already tight liquidity.

In addition, we are dependent on fuel and electricity used in the manufacturing and distribution of our products.  Beginning in 2011 electricity rates in Pennsylvania will no longer be capped but will be subject to market prices.  Substantial future increase in prices for, or shortages of, fuel or electricity could have a material adverse impact on our profitability and our already tight liquidity.

A decline in the demand for our products may adversely affect our financial results.

The consumer has a large number of choices on how to spend their snack money.  Consumer preferences may change due to taste, nutritional content, price sensitivity or other factors and we may not have enough time to anticipate, identify and react to these changes.  If there is a significant decrease in the demand for our products, our sales and profitability could be adversely affected and our liquidity could worsen.

Our competitors may attempt to take advantage of our tight liquidity situation.

We are engaged in a highly competitive business.  Although the number of competitors varies among marketing areas, certain competitors are national companies with multiple production facilities, nationwide distribution systems, and nationally recognized brands with large advertising and promotion budgets.  As a result of our tight liquidity, certain competitors may increase their promotional pricing practices.  Increased competition could result in lower sales and adversely affect our financial results.

Our relationship with our independent sales distributors and the collectability of long-term receivables is critical to our ability to grow our business and our financial position.

The majority of our products are sold through a direct store delivery system by independent sales distributors.  Our relationship with the independent sales distributors is critical to the success of our route distribution system.  A material adverse action or development affecting the relationship with the independent sales distributors may negatively impact our results of operation.  In addition, our long-term receivables represent loans issued to our independent sales distributors for the purchase of route territories and delivery vehicles.  These loans are issued through our wholly-owned subsidiary, TBC Financial Services, Inc.  Our current lending guidelines require significant collateral in order to minimize our risk in the event of default by an independent sales distributor.  As a result, our loss history has been minimal.  The ability to collect the entire loan portfolio, however, is directly related to the success of our current route distribution system and the independent sales distributor’s ability to repay the loan, which is directly related to the economic success of the route.  In addition, any external event or circumstance that impacts the independent sales distributors may also affect the collectability of long-term receivables.

Our ability to retain qualified employees is adversely impacted by the June 30, 2011 deadline to sell or refinance the Company.

We could lose qualified employees due to the uncertainty regarding our future as well as due to the increased work load associated with complying with the Creditor Amendments.  If we lose certain members of our senior staff or a significant number of employees, this could have a material adverse effect on our operations and our ability to complete the Transaction on or before June 30, 2011.

The market price for our common stock has decreased and a continued decrease in our stock price may result in a delisting by the NASDAQ Global Market.

Our stock price has decreased significantly since December 23, 2010.  If our stock price continues to decline, we might not meet the NASDAQ Global Market continued listing requirements and we could be delisted.  A delisting could negatively impact us by (i) reducing the liquidity and market price of our common stock and (ii) reducing the number of investors willing to hold or acquire our common stock.

Our financial and operational results could be adversely affected by any product or safety recall.

We may recall certain of our products should they be mislabeled, contaminated or damaged or if there is a perceived safety issue.  A perceived safety issue, product recall or an adverse result in any related litigation could have a material adverse effect on our operations, financial condition and financial results.

A loss of facilities could adversely affect our financial and operational results.

We currently have two production facilities: one in Philadelphia and one in Oxford, Pennsylvania.  The Philadelphia Navy Yard bakery is a single-story manufacturing facility with expansion possibilities and is the exclusive production facility of our signature products, including cakes, pies and snack bars.  The Oxford facility is a single-story manufacturing facility with expansion possibilities and the exclusive production facility of our honey bun, donut and private label product lines.  Our data processing operations are located at our Corporate Office in the Navy Yard, with off-site data backup and disaster recovery facilities.  The loss of any of the facilities could have a material adverse impact on our operations, financial condition and results of operations.

Changes in governmental laws and regulations could adversely affect our financial and operational results.

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

Litigation could adversely affect our financial and operational results.

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of our business.  We are unable to predict the outcome of these matters, but do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations.  However, if one or more of these matters were determined adversely to us, the ultimate liability arising therefrom could be material to our financial condition and results of operations.  In addition, we may become subject to additional litigation at any time which could have a material adverse impact on us.  Moreover, if our directors or officers become subject to litigation, we are required to indemnify them for certain actions and these costs could have a material adverse effect on us.

Loss or impairment of intellectual property and trade secrets could adversely affect our brands and our business.

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

Changes in pension expense assumptions and estimates may adversely affect our operational results.

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

Limited product shelf life may adversely affect sales potential.

Our products have limited shelf life.  Production planning and monitoring of demand is essential to effective operations, both to fulfill customer demand and to minimize the levels of inventory and returns.  Delays in getting products to market for any reason, including transportation disruptions or bad weather, may cause loss of sales, which could adversely affect our operating results.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.       Properties

The locations and primary use of the materially important physical properties owned or leased by the Company and its subsidiaries are as follows:

Location	Lease /Own	Primary Facility Use

700 Lincoln Street(a)	Own	Tasty Baking Oxford Offices,
Oxford, PA		Production of honey buns, donuts and private label products

Three Crescent Drive(b) Suite 200	Lease	Executive, Sales and Finance Offices, Data Processing Operations, Office Services
Philadelphia, PA

4300 S. 26th Street(b)	Lease	Production of cakes, pies, snack bars
Philadelphia, PA		Warehouse, Shipping and Distribution Operations

(a)This property is encumbered by a shared first and second priority lien under the Company’s bank credit facility, the MELF Loans and PIDC Local Development Corporation credit facility.

(b)These properties are also referred to herein as being located in the Philadelphia Navy Yard.

Management believes that these properties are adequate to support the Company’s anticipated needs for the foreseeable future.  In addition, the Company leases various other properties used principally as local pick-up and sales distribution points.

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

Item 4.       (Removed and Reserved)

TASTY BAKING COMPANY AND SUBSIDIARIES
PART II

Item 5.       Market for the Company's Common Equity and Related Shareholder Matters

Summarized quarterly market prices per share for the Company’s common stock and cash dividend payments for 2010 and 2009 are as follows:

	First	Second	Third	Fourth	Year

2010
Market prices:
High	7.50	7.74	7.38	7.00	7.74
Low	6.25	6.63	6.31	6.21	6.21
Cash Dividends	.05	.05	.05	.05	.20

2009
Market prices:
High	4.60	7.01	7.24	6.88	7.24
Low	3.25	4.10	6.32	5.70	3.25
Cash Dividends	.05	.05	.05	.05	.20

Each quarter consisted of 13 weeks.  The market prices of the Company’s common stock reflect the high and low sales price by quarter as traded on the NASDAQ Global Market.  The approximate number of holders of record of the Company’s common stock (par value $ 0.50 per share) as of April 6, 2011, was 1,899.  On April 8, 2011, the closing sale price per common share was $1.61.

Dividends

The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors (“Board”).  The Board bases its decisions regarding dividends on, among other things, general business conditions, the Company’s financial condition and results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. The Board has decided that no dividends will be paid for the foreseeable future.  Under the terms of the Bank Credit Facility, as amended in connection with the Creditor Amendments, the Company is prohibited from paying any dividends in the future.  Refer to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) and Note 21 – Subsequent Events of the consolidated financial statements for additional information regarding the amended bank credit facilities and resultant covenants regarding restrictions of dividend payments.

Item 6.       Selected Financial Data

Not Applicable.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations
All disclosures are pre-tax, unless otherwise noted.

Forward-Looking Statements

Statements contained in this report on Form 10-K, including but not limited to those under the headings “Business,” “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis,” contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.  Such forward-looking statements are based upon assumptions by management, as of the date of this Report, including assumptions about risks and uncertainties faced by the Company.  These forward-looking statements can be identified by the use of such words as "anticipate,'' "believe,'' "could,'' "estimate,'' "expect,'' "intend,'' "may,'' "plan,'' "predict,'' "project,'' "should,'' "would,'' "is likely to,'' or "is expected to'' and other similar terms.  They may include comments about liquidity, potential transactions, competition within the baking industry, concentration of customers, loss of customers, commodity prices, consumer preferences, long-term receivables, inability to develop brand recognition in the Company’s expanded markets, production and inventory concerns, loss of one of the Company’s production facilities, availability of capital, legal proceedings, fluctuation in interest rates, pension expense and related assumptions, changes in long-term corporate bond rates or asset returns that could affect the recognition of pension corridor expense or income, governmental regulations, protection of the Company’s intellectual property and trade secrets and other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to the risks associated with the following:

●	our ability to remain a going concern, for which substantial doubt exists;
●	the completion of the Transaction;
●	the uncertainty regarding the adequacy of capital resources, including liquidity, and limited access to additional financing;
●
the June 30, 2011 expiration of the Credit Agreement with the bank group and the need to sell the Company or secure new financing by such expiration date, which sale or financing may not be available on satisfactory terms, or at all;

●	the costs and availability of capital to fund operations;
●	the success of marketing and sales strategies and new product development;
●	business interruption and an adverse impact on financial results while optimizing production at the new Navy Yard bakery;
●	an inability to achieve anticipated cost savings associated with the new Navy Yard bakery;
●	the availability and pricing of raw materials and our relationships with our suppliers;
●	general economic or business conditions nationally and in the Company’s primary markets;
●	the level of demand for the Company’s products;
●	the loss of customers;
●	the outcome of legal proceedings to which the Company is or may be a party;
●	customers that become insolvent or bankrupt or that change their buying patterns;
●	our relationships with our independent sales distributors;
●	the actions of competitors within the packaged food industry;
●	changes in consumer tastes or eating habits;
●	the success of business strategies implemented by the Company;
●	the retention of key employees, and
●	work stoppages associated with the collective bargaining process.

If any of our assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described directly above and under Item 1A (Risk Factors).  Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements.  There can be no assurance that the Transaction will be successful or that the projected cost savings from new manufacturing facility will be achieved.  The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

Recent Developments

On April 10, 2011, Tasty Baking Company (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (and its permitted assignee)(“Merger Sub”).  Pursuant to the terms of the Merger Agreement, a tender offer (the “Offer”) will commence within 10 business days to acquire all of the outstanding shares of common stock of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any withholding taxes.

The obligation to purchase the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including no breach by the Company of its lease for its bakery at the Philadelphia Navy Yard (which has not been cured or waived) and other customary closing conditions.  In addition, the obligation to purchase the shares tendered in the Offer is also subject to the condition that the number of the outstanding shares of Common Stock that have been validly tendered and not validly withdrawn, together with any shares of Common Stock then owned by Flowers and its subsidiaries, equals a majority of the Common Stock outstanding (assuming conversion of all deferred stock units but not any other derivative securities) as of the expiration of the Offer.

As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (“Merger”) and the Company will become a wholly-owned subsidiary of Flowers and will remain responsible for the Company’s existing obligations, including those under the defined benefit pension plan.  If Flowers and any of its affiliates acquire more than 80% of the outstanding shares (assuming conversion of all deferred stock units but not any other derviative securities) of the Common Stock, the merger will be completed through the “short form” merger procedures available under Pennsylvania law.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Offer or Merger will occur before June 30, 2011 or at all.  See Risk Factor regarding the definitive merger agreement with Flowers Foods, Inc.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 11, 2011 and which is incorporated herein by reference.

Going Concern

The Company has experienced net losses in recent years and generated negative cash flows from operations during 2010.  Additionally, the Company is in an accumulated deficit position and has incurred a high level of indebtedness that is due June 30, 2011.  As a result, there is substantial doubt regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern.  Additionally, the Company would have been in violation of certain financial covenants associated with its Bank Credit Facilities if waivers were not received in January 2011 to avoid these instances of non-compliance.  Cumulatively, these factors contributed to the Company’s current liquidity situation and resulted in our auditors, the independent registered public accounting firm of PricewaterhouseCoopers LLP, including an explanatory paragraph in their opinion on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern (see page 27).  In response to these matters, the Company explored various strategic alternatives, which culminated in the Company entering into the Merger Agreement as described above.

Critical Accounting Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions.  Actual results could differ from those estimates and assumptions, impacting the Company’s reported results of operations and financial position.  Certain accounting estimates are considered to be critical in that (i) they are most important to the depiction of the financial condition and results of operations of the Company and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.  The Company’s significant accounting policies are more fully described in Note 1 to the Company’s audited consolidated financial statements in this report on Form 10-K.

Customer Sales and Discounts and Allowances

The Company gives allowances and offers various sales incentive programs to customers and consumers that are accounted for as a reduction of sales.  The Company records estimated reductions to sales for:
●	Price promotion discounts at the time the product purchased by the independent sales distributor is sold to the customer
●	Distributor discounts at the time revenue is recognized
●	Coupon expense at the estimated redemption rate
●	Customer rebates at the time revenue is recognized
●	Cooperative advertising at the time the Company’s obligation to the customer is incurred
●	Product returns received from independent sales distributors
●	Sales incentives when the customer achieves the established target

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

Discounts to distributors are based on agreed upon rates, and amounts vary based upon volume.

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

Sales incentive expense is recognized when the customer meets the established target and qualifies for the additional discount or cash payment.

Some customers take unauthorized deductions when they make payments to the Company.  Unauthorized deductions are taken by customers for various reasons, including, but not limited to missing or damaged product and pricing discrepancies.  It is the Company’s policy to establish a reserve for each unauthorized deduction at the time it is taken by the customer.  The reserve is maintained until such time as the Company can determine the validity of the deduction.  If it is ultimately determined after investigation that a deduction is not valid, the customer is charged back and the reserve is reversed.

Since the Company obtains updated information on every discount and allowance each month, the risk that estimates are not properly recorded is generally limited to a percentage of one month’s activity. The average monthly amount of discounts and allowances was approximately $9.7 million in 2010 and $10.2 million in 2009.  Historically, actual discounts and allowances have not varied significantly from estimates.  Total discounts and allowances were 40.5% and 40.4% of gross sales in 2010 and 2009, respectively.  This percentage is consistent with prior years and is a significant percentage of gross sales since all price discounts given to both independent sales distributors and third party distributors are reflected as reductions to gross sales.

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

The provision for doubtful accounts is recorded as a selling, general and administrative expense.  The allowance for doubtful accounts has three components.  The first component is a reserve against all accounts receivable balances based on a specific percentage depending on the age of the receivables, with the remaining receivables reserved against using the last three years of write-off experience for the Company.  The second component is for specific trade customer accounts receivable balances from customers whose ability to pay is in question, such as customers who file for bankruptcy while they have an outstanding balance due the Company.  The third component is a reserve against any breached independent sales distributor accounts receivable balances that are not adequately covered by the independent sales distributor’s equity in the route territory.  Although the total allowance for doubtful accounts reflects the estimated risk for all customer balances, if any one of our top twenty customers’ accounts receivable balances became fully uncollectable, it would have a material impact on our consolidated statement of operations and would negatively impact cash flow.

During 2010, one of the Company’s largest customers, The Great Atlantic and Pacific Tea Company, Inc. (“A&P”), filed for bankruptcy protection.  As a result, the Company has recorded a full valuation allowance against its account receivable balance with A&P totaling approximately $1.1 million.

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

The Company’s recent liquidity issues and uncertainty regarding its ability to continue as a going concern resulted in a triggering event that resulted in the evaluation of the Company’s long-lived assets for impairments during the fourth quarter of 2010.  Based on this Company’s evaluation, the future cash flows exceeded the carrying amounts of its long-lived assets and therefore, no impairment was recognized during fiscal 2010.

Pension and Postretirement Plans

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, and mortality and employee turnover.  A sensitivity analysis for pensions is included in Note 12 to the Company’s audited consolidated financial statements in this report on Form 10-K.  The Company may experience significant changes in its pension expense from year to year because of its election in 1987 to immediately recognize all pension gains and losses in excess of its pension corridor in the year that they occur.  For comparative purposes, this is relevant because most other public companies use an amortization method that allows recognition of pension gains and losses to be amortized over longer periods of time.  Also, the final determination of the gains and losses that could potentially exceed the corridor is not known until the last day of the year, which makes it difficult to estimate.  The combination of low interest rates and low or negative rates of return on plan assets can cause higher levels of pension expense; conversely, high interest rates and high rates of return on assets could result in higher levels of pension income.  Market conditions where interest rates and asset returns move inversely relative to each other, in most instances, cause the Company to have pension expense or income within its allowable pension corridor.  Actual results may differ from the Company’s assumptions and may impact the liability and expense amounts reported for pensions and postretirement benefits.  During 2010 and 2009, the Company assumed an 8.0% return on plan assets.  In addition, the Company’s discount rate assumption was 5.55% and 5.80% for 2010 and 2009, respectively.  There were no gains or losses in excess of the pension corridor during 2010 or 2009.

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

If there were to be an excessive number of workers’ compensation claims in a given accounting period and these actual results varied from the Company’s assumptions, these could have a material impact on our consolidated statements of cash flows and consolidated statements of operations.

Income Tax Valuation

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

The Company has recorded state and federal deferred income tax assets, before consideration of any valuation allowance, for the benefit of state and federal net operating loss carryforwards (“NOLs”).  These carryforwards expire in varying amounts between 2011 and 2030.

As a result of the Company’s three-year cumulative loss position, and the Company’s inability to assert that it is able to generate sufficient positive cash flows in the future, the Company recorded a full valuation allowance against its net deferred tax assets in 2010 resulting from the determination that it was no longer likely that the deferred tax assets would be realized.  The valuation allowance for deferred tax assets as of December 25, 2010 and December 26, 2009 was $30.2 million and $0.9 million, respectively.  The establishment of the valuation allowance does not preclude the Company from utilizing its deferred tax assets in the future; however, there may be limitations on the utilization of net operating loss (“NOL”) and other carryforwards as a result of a change in ownership. Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Results of Operations

The following table sets forth the percentage relationships to gross sales of certain items in the Company’s consolidated statements of operations:

	52 Weeks Ended December 25, 2010	52 Weeks Ended December 26, 2009
Gross sales	100. 0%	100.0%
Discounts and allowances	40.5	40.4
Net sales	59.5	59.6
Costs, expenses and other
Cost of sales	43.2	38.5
Depreciation	4.8	5.5
Selling, general & administrative expenses	18.0	16.8
Other expense, net	0.4	0.1
Interest expense	2.3	0.8
Loss before provision for income taxes	(9.2)	(2.1)
Provision for income taxes	6.5	(1.0)
Net loss	(15.7)	(1.1)

Overview

Net loss for the fiscal year ended December 25, 2010 was $45.2 million or $5.56 per fully-diluted share, as compared to a net loss of $3.4 million, or $0.43 per fully-diluted share, for the fiscal year ended December 26, 2009.  Earnings for the fiscal year ended December 25, 2010 were negatively impacted by a $29.4 million valuation allowance recorded against all of the Company’s deferred tax assets, as well as by $14.8 million, pre-tax, in costs associated with the optimization of and transition to the Philadelphia Navy Yard facility, which includes the impact of running dual Philadelphia manufacturing facilities for the first half of 2010.  Earnings for fiscal 2010 were also negatively affected by a reduction in gross sales resulting from production and distribution limitations due to the impact of a first quarter 2010 oven fire at the Company’s former Hunting Park manufacturing facility, which was sold in September 2010 and severe winter weather conditions.  The net loss for the fiscal years ended December 25, 2010 and December 26, 2009 also included $4.1 million and $8.4 million, respectively, of incremental pre-tax depreciation resulting from the change in estimated useful lives of certain assets at the Company’s Philadelphia operations in the second quarter of 2007.

Sales

Total gross sales decreased 4.8% on a volume decrease of 3.3% in 2010 as compared to 2009.  This decline was comprised of a 0.8%, or $1.8 million, decline in sales to the Company’s route customers, combined with a 16.4%, or $12.7 million, decline in sales to non-route customers.  Contributing to the non-route decline was a termination of relationships with select third party distributors during the second half of fiscal 2010.  Production and distribution limitations stemming from a first quarter 2010 oven fire at the Hunting Park manufacturing facility, severe winter weather conditions, and production and transition related issues at the Philadelphia Navy Yard facility resulted in approximately $9.0 million in unfulfilled demand to route customers.  This unfulfilled demand accounted for the entire decline in route sales during fiscal 2010.  In response to higher ingredient and packaging costs, the Company raised the selling price of its single serve products during the fourth quarter of 2010.

Cost of Sales

Total cost of sales, excluding depreciation, increased $8.0 million in fiscal 2010 as compared to fiscal 2009.  The increase in cost of sales was driven by $14.8 million in transition and optimization related costs, including the impact of running dual Philadelphia manufacturing facilities for the first half of 2010, of which, $12.8 million of these costs were classified as a component of cost of sales with the remainder classified as a component of selling, general and administrative costs and other expense.  Also contributing to the increase in cost of sales in fiscal 2010 was a $4.5 million increase in rental expense associated with the Philadelphia Navy Yard facilities and $4.7 million in higher ingredient and packaging costs, combined with the $2.2 million benefit recorded in fiscal 2009 in connection with the termination of the Company’s postretirement life insurance plan that did not recur in 2010.  Offsetting the higher costs described above are $9.3 million of lower costs associated with lower sales volumes and favorable sales mix.

Depreciation

Depreciation expense decreased $2.8 million to $13.8 million in fiscal 2010 from $16.6 million in fiscal 2009. The decline was primarily due to lower accelerated depreciation resulting from the changes in the useful lives of certain assets at the Company’s Hunting Park manufacturing facility which were not relocated to the Philadelphia Navy Yard facility, offset by the higher depreciation of assets placed in service related solely to the Navy Yard facility.  During fiscal 2010 accelerated depreciation was $4.1 million compared to $8.4 million in fiscal 2009.

Gross Profit

For fiscal 2010, gross profit declined to $33.3 million or 19.4% of 2010 net sales, from 26.2% of net sales in 2009.  The largest driver of the change was the impact of the transition and optimization related costs at the Philadelphia Navy Yard facilities and the rise of ingredient and packaging costs throughout 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.9% or $1.0 million in fiscal 2010 as compared to fiscal 2009. The increase was due to $1.4 million in expenses incurred in 2010 in connection with the optimization of the production facility at the Philadelphia Navy Yard and $0.7 million in higher bad debt costs primarily related to the bankruptcy filing of A&P, combined with the impact of the $1.5 million benefit the Company recorded in fiscal 2009 related to the termination of the Company’s postretirement life insurance plan that did not recur in 2010.  These increases were partially offset by $2.4 million of lower employee related costs, including a $1.1 million reversal of the Company’s 2009 incentive compensation accrual in the second quarter of 2010.

Other Expense, Net

For fiscal 2010, the Company had other expense, net of $1.2 million compared to $0.1 million in fiscal 2009.  The increase in other expense, net during 2010 was primarily driven by a charge of $2.2 million related to an increase in the estimated postemployment costs primarily incurred with the restructuring of the Company’s Philadelphia operations combined with a $0.6 million charge on the disposal of spare parts that were previously expected to be relocated to the Navy Yard facility.  Partially offsetting these increases was a gain on the sale of fixed assets and spare parts totaling $0.7 million.  Other expense, net for 2009 included a $1.4 million valuation allowance against spare parts that were not expected to be relocated to the new Philadelphia baking facility, partially offset by $0.7 million of income related to a revision to the Company’s restructuring estimate.

Interest Expense

Interest expense increased $3.9 million to $6.6 million in fiscal 2010, from $2.7 million in fiscal 2009, due to increased borrowings related to expenditures for the Company’s Philadelphia Navy Yard manufacturing facility and lower capitalized interest on the capital investment associated with the Philadelphia Navy Yard manufacturing facility.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and long-term debt have floating interest rates that vary with the conditions of the credit market.

Taxes

The effective tax rates for fiscal 2010 and fiscal 2009 were (69.8) % and 47.3% of loss before provision for income taxes, respectively.  These rates compare to a federal statutory rate of 34.0%.  During the fourth quarter of fiscal 2010, the Company recorded a full valuation allowance against all of its deferred tax assets, as a determination was made that it was no longer likely that these deferred tax assets would be realized.  The establishment of the valuation allowance does not preclude the Company from utilizing its deferred tax assets in the future; however, there may be limitations on the utilization of net operating loss and other carryforwards as a result of a change in ownership.  Realization of both state and federal NOLs is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  During 2009, the Company reversed certain valuation allowances on Philadelphia deferred tax assets totaling $711 thousand and favorably settled a state tax matter that resulted in discrete tax benefits of approximately $411 thousand.

Liquidity and Capital Resources

Overview

In 2007, the Company made the decision to relocate its operations from its then 85 year old Hunting Park facility to a state of the art manufacturing facility to be opened in 2010 at the Philadelphia Navy Yard that would provide enhanced operational flexibility and improved cost structure.  As a result of certain production difficulties experienced during the transition to and optimization of the Company’s new bakery at the Philadelphia Navy Yard, the Company did not achieve its expected operational cash savings during 2010. These difficulties, when combined with higher debt levels, a sharp rise in commodity costs and the impact of a bankruptcy filing by a significant customer resulted in a significant strain on the Company’s liquidity at the end of fiscal 2010.  The strain on liquidity and rising costs also impacted the Company’s ability to meet financial covenants required under the Credit Agreement dated as of September 6, 2007 among the Company, Citizens Bank of Pennsylvania, Bank of America, Sovereign Bank and Manufacturers and Traders Trust Company, as amended ("Bank Credit Agreement").

In response, the Company entered into amendments to the Bank Credit Agreement on December 31, 2010, and subsequently on January 14, 2011, which culminated with the Banks deferring principal payments due under the Bank Credit Facility until June 30, 2011, waiving certain defaults, changing the maturity date of the Bank Credit Facility to June 30, 2011, amending certain financial covenants and establishing new covenants, including, among other things, imposing minimum cash balances until June 30, 2011 and prohibiting the payment of any dividends on the Company’s common stock.  In addition, the amendments to the Bank Credit Agreement require the Company to pursue consummating the sale of the Company by June 30, 2011. At the same time, the Company also received waiver letters or entered into amendments with the lenders for the Company's loans from the PIDC Local Development Corporation (“PIDC”) and the Machinery and Equipment Fund (“MELF”) of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, along with the landlords for the Company's leases at the new bakery and its office headquarters at the Philadelphia Navy Yard.  These generally permit the Company to defer certain payments until June 30, 2011 and provide that the creditor will waive certain specified defaults under the agreement (but not any future defaults not specified therein).  In addition, in response to the strained liquidity and in connection with the amendment to the Bank Credit Agreement, the Company also raised $6.5 million in additional debt capital on January 14, 2011, which included $3.5 million in 12% promissory notes issued to a group of accredited investors (“2011 Notes”).  The terms of these agreements, including these recent amendments, are described in more detail below under “Credit and Leasing Arrangements.”

The total aggregate amount expected to be due to these parties (i.e., Banks under the Bank Credit Facility, the lenders under the loans from PIDC, MELF and 2011 Notes, and the landlords for the leases at the Philadelphia Navy Yard) on June 30, 2011 is approximately $110 million, of which approximately $80 million is owed under the Bank Credit Facility.  As of March 26, 2011, the Company had $6 thousand of unrestricted cash and $2.5 million available under its Bank Credit Facility.  In light of this, the Company explored various financial and strategic alternatives, which culminated in the Company entering into the Merger Agreement as described above.

There can be no assurance, however, that the Company will be able to complete the proposed transaction, or that any transaction will close before June 30, 2011 or be upon terms satisfactory to the creditors of the Company.  The failure to complete a successful transaction prior to June 30, 2011 would likely result in a default under the Bank Credit Agreement and the other agreements amended on January 14, 2011, and could cause the Company to seek protection under the United States Bankruptcy Code. See Item 1A (Risk Factors).

In addition, due to tight liquidity, the Company’s ability to negotiate favorable credit terms with suppliers has been negatively impacted.  A further deterioration in credit terms combined with a continued sharp rise in commodity costs may prevent the Company from securing materials required to fulfill demand.  As a result, the Company is currently working with vendors to secure materials necessary to fulfill demand through short-term arrangements.

For additional discussion of factors that may affect the Company’s ability to continue as a going concern and the potential consequences of its failure to do so, please refer to Item 1A (Risk Factors).

Cash and Cash Equivalents

Working Capital

Current assets at December 25, 2010 were $29.6 million compared to $31.8 million at December 26, 2009, and current liabilities at December 25, 2010 were $144.0 million compared to $31.9 million at December 26, 2009.  The decrease in current assets was primarily driven by the valuation allowance recorded against its net deferred tax assets in the fourth quarter of 2010.  The $106.5 million increase in current liabilities was due to a $12.7 million increase in accounts payable and $103.3 million increase resulting from the change in the maturity date of the Bank Credit Facility to June 30, 2011, which resulted in the debt obligations thereunder being classified as current as of December 25, 2010.  As discussed above, the Company’s ability to negotiate favorable credit terms with suppliers has been negatively impacted.  As of December 25, 2010, the Company would have been in violation of certain financial covenants associated with its Bank Credit Facilities, if waivers were not received in January 2011 to avoid these instances of non-compliance.

In January 2011, the Company incurred additional debt obligations totaling $6.5 million generated from borrowings from PIDC, MELF and 2011 Notes.

During the fiscal year ended December 25, 2010, the Company made payments of $4.8 million on the long-term debt, including the current portion of long-term debt and capital lease obligations.  In addition, during 2010, the Company was required, under the Pension Protection Act of 2006, to make cash contributions totaling $3.0 million to its defined benefit pension plan.  During fiscal 2010, the Company made defined benefit pension plan cash contributions totaling $3.0 million, of which, $2.0 million related to the 2010 plan year and $1.0 million related to the 2009 plan year.  The Company is seeking a waiver of the remaining $1.3 million payment related to the 2010 plan year, due in 2011, as discussed below.

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum contributions.  The Company also has a minimum pension contribution requirement of $3.5 million in 2011 and it plans to file a waiver for this minimum contribution in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition the minimum contributions that would be due in each of those years.

Liquidity

The Company’s liquidity is primarily determined by its availability under the Bank Credit Facility, unrestricted cash balances, and cash flows from operations.  If cash requirements exceed the cash provided by operating activities, then the Company has historically looked to unrestricted cash balances and borrowings under the Bank Credit Facility.  The Company may also seek public and private sources of financing.  In this regard, the Company raised $6.5 million in January 2011 in response to the extreme liquidity situation facing the Company, including $3.5 million from the 2011 Notes.  As of March 26, 2011 and December 25, 2010, the Company had (i) $6 thousand and $5 thousand of unrestricted cash balances and (ii) $2.5 million and $1.8 million of credit available under the Bank Credit Facility, respectively.

In recent years, however, the Company significantly increased its outstanding indebtedness to finance the move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard.  The Company used funds from the Bank Credit Facility, a PIDC Credit Facility, and MELF Loans for this move. The Company also entered into certain capital and operating leases with regard to these new facilities, and also issued the 2011 Notes.  The outstanding obligations for each of these lending arrangements as of December 26, 2009, December 25, 2010 and March 26, 2011 is set forth in the table below, and the terms of the loans and leases are described in more detail below under the heading “Credit and Leasing Arrangements:”

	December 26, 2009	December 25, 2010	March 26, 2011
Bank Credit Facility	$67.3	$82.5	$81.7
PIDC	$12.0	$12.0	$14.2
MELF	$10.0	$10.0	$11.2
2011 Notes	-	-	$3.5

In addition, the Company entered into a letter agreement with the landlord of its bakery and office facilities to defer certain payments under these lease agreements until June 30, 2011.  Accordingly, it is estimated that on June 30, 2011 the Company will owe approximately $4.8 million in the aggregate under these lease obligations.  As reflected and described above, the Company anticipates it will not be able to meet these demands on its liquidity as of June 30, 2011. As a result, the Company evaluated various financial and strategic alternatives and entered into the Merger Agreement described above. There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Offer or Merger will occur before June 30, 2011, or at all.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business. The Company has made purchase commitments to procure ingredients and packaging totaling $51 million during 2011, $18 million during 2012 and $19 million during 2013.

In connection with evaluating various possible financial and strategic options, the Company has incurred in excess of $0.7 million of expenses during the first quarter of 2011.  In addition, the Company has entered into agreements that may result in the reimbursement of costs incurred by certain parties of up to $1.0 million.

Operating Activities. The Company’s liquidity is also materially dependent on its results of operations and ability to generate cash.   Net cash used for operating activities during fiscal 2010 was $1.6 million, resulting primarily from the transition and optimization costs incurred with the bakery move and higher commodity costs incurred throughout the year.  The Company is in the process of attempting to mitigate these higher expenses through various initiatives, including an optimization process at the plant and other cost saving initiatives including the restructuring of it corporate and bakery personnel in an effort to partially offset the expected cash shortfall in 2011.  Refer to Note 4 - Restructure of the consolidated financial statements for additional details regarding the restructuring.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of our commodities, the debt service payments on our outstanding debt and credit worthiness of our customers.  As described above, the Company’s projected cash flows from operations for 2011 are not expected to be sufficient to fund the amounts due on June 30, 2011.

Investing Activities.  Net cash used for investing activities in 2010 decreased to $6.1 million during 2010 from $37.8 million during 2009.  The decrease was primarily due to the purchase of machinery and equipment for the Company’s new manufacturing facility in the Philadelphia Navy Yard made in 2009.  Capital expenditures were $13.0 million during 2010, which were primarily related to the construction of the new facility and investment in high-tech equipment.  Capital expenditures may not exceed $1.7 million through June 30, 2011, as required by the amended Bank Credit Facility.

In September 2010, the Company completed the sale of its former manufacturing and distribution facilities located in Hunting Park, Philadelphia.  The Company received net cash proceeds of $5.6 million, and settled its conditional asset retirement obligation totaling $7.7 million in exchange for the properties.  The net book value of the assets sold was approximately $13.3 million.

Financing Activities.  Net cash generated from financing activities in 2010 decreased by $25.1 million versus 2009 to $7.7 million.  Borrowings and repayments, excluding capital leases, made during 2010 include the following:

●	$18.9 million of borrowings in aggregate principal amounts on the Bank Credit Facility
●	$3.7 million of repayments in aggregate principal amounts on the Bank Credit Facility

In addition, the Company paid dividends of $1.7 million during 2010.  Dividend payments made during the fourth quarter of 2010 totaling $0.5 million were paid from additional paid in capital instead of retained earnings, as the Company was in an accumulated deficit position and therefore did not have sufficient retained earnings in order to finance the dividend payment.  Under the terms of the Seventh Amendment to the Bank Credit Agreement, the Company is prohibited from paying dividends in the future.  The Company expects to incur approximately $0.6 million of financing costs associated with the amendment of its Bank Credit Facility and other agreements.

Cash overdrafts are recorded within current liabilities.  Cash flows associated with cash overdrafts are classified as financing activities.

As part of the relocation of its Hunting Park, Philadelphia operations, the Company eliminated approximately 215 positions.  While the Company achieved much of this result through normal attrition and the reduction of contract labor, the Company incurred obligations related to postemployment benefits associated with restructuring.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in other (income) expense, net in the consolidated statements of operations.

The Company recognized additional costs totaling $2.0 million during fiscal 2010 associated with estimated postemployment costs incurred with the restructuring of its Philadelphia operations and a realignment of its corporate workforce and sales organization.  As of December 25, 2010 and December 26, 2009, the Company had a restructuring liability for postemployment obligations totaling $0.5 million and $1.1 million, respectively.  The Company expects the remaining payments to be made in 2011 in connection with the restructuring program.

As of December 25, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

Credit and Leasing Arrangements

Leases for New Facilities at the Philadelphia Navy Yard

In May 2007, the Company entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center was completed and by July 2010 the Company was producing all of its product lines at this new facility in the Philadelphia Navy Yard.  The term of the bakery lease commenced in October 2009, and provided for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provided for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 25, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In connection with certain amendments to the Bank Credit Facility on December 31, 2010 and January 14, 2011 (as described below), letter agreements were executed in favor of the Company by the landlords for the bakery lease and the office lease.  The letter agreements provide for a waiver of certain specified defaults and certain payments required under the lease agreements (including monthly rent, taxes and fees due thereunder and obligations to repay amounts for change orders relating to the tenant fit out work under the Bakery Lease) during the Waiver Period (as defined below), which payments are not required to be paid until after the end of the Waiver Period, except for any payments of Operating Expenses under the Lease Agreements which shall continue to be due.  The Waiver Period is the period from the effective date of the letter agreement until the earlier of June 30, 2011 or the occurrence of certain specified events, including, among others, any revocation, non-renewal or impairment of any of the letters of credit in favor of the landlords; the Banks, PIDC or MELF attempting to exercise any remedies against the Company under their respective agreements; or the closing of a sale of the Company. These letter agreements also waive any event of default under the lease agreements that exist up to and including the end of the Waiver Period due to the failure of the Company to make certain payments under the leases; provided, however, to the extent any event of default continues to exist after the end of the Waiver Period it shall constitute an Event of Default under the lease agreements without the need for further notice to the Company or any other person.  As a result of this waiver of payments on both leases until June 30, 2011, the Company expects to owe approximately $4.8 million to the landlords on June 30, 2011.

In addition to the facility leases, the Company purchased high-tech, modern baking equipment.  The equipment is designed to increase product development flexibility and efficiency, while maintaining existing taste and quality standards.

The investment for this project, excluding any costs associated with the agreements described above, was approximately $78.0 million.

In September 2007, the Company closed on a multi-bank credit facility (i.e., Bank Credit Facility) and low-interest development loans provided in part by the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for working capital needs.  These agreements are described in more detail below.

The Company expected by the end of 2010 to be achieving $13 million in annual pre-tax cash savings, after taking into account the impact of the new leases, but before any debt service requirements resulting from the investment in the project.  However, the Company did not reach the operational efficiencies to achieve these savings by the end of 2010, which played a key role in the Company’s current liquidity situation.   At the end of 2010, the Company had achieved run-rate annualized savings of approximately $10 million, however, due to the unanticipated operational challenges, this was approximately 25% below the expected year-end savings rate.

Recent Creditor Agreements

On January 5, 2011, the Company announced that it obtained initial two week waiver agreements from several of its creditors, which waived certain defaults, including payments that were due and certain financial covenant compliance.

At the conclusion of the two-week waiver period, on January 14, 2011, the Company entered into arrangements with certain of the Company’s creditors, as follows: (i) a Seventh Amendment to the Company’s Bank Credit Facility (“Bank Amendment”); (ii) a Forbearance and Amendment Agreement with the PIDC which also included a new $2 million loan from PIDC; (iii) a letter agreement with the Machinery and Equipment Fund (“MELF”) of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, along with a new $1 million loan from MELF; and (iv) a letter agreement with the Company’s landlords (“Liberty Property”) at the Philadelphia Navy Yard for its bakery and offices (each a “Creditor Amendment” and collectively, the “Creditor Amendments”).  Also on January 14, 2011, the Company issued $3.5 million of unsecured 12% promissory notes due December 31, 2011 to a group of accredited investors (“2011 Notes”).

The Creditor Amendments generally permit the Company to delay certain payments to PIDC, MELF and Liberty Property until June 30, 2011.  The Creditor Amendments also generally provide that the creditor will waive certain specified defaults, but not any other defaults that may occur in the future that are not specifically waived in the Creditor Amendments (such that a default could occur under the Creditor Amendments prior to June 30, 2011).  In addition, the Bank Amendment, among other things, (i) changed the maturity date of the Bank Credit Facility to June 30, 2011; (ii) reduced the letter of credit limit to the aggregate amount of letters of credit currently outstanding, while not permitting the Company to issue new letters of credit or extend outstanding letters of credit; and (iii) set new financial covenants, a breach of which could cause a default to occur prior to June 30, 2011.   The Bank Amendment also required that the Company engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a sale of the Company before June 30, 2011 in an amount sufficient to pay all obligations of the Company under the Bank Credit Facility and all transaction costs.

Further details regarding the Creditor Amendments are provided below.   However,  the foregoing descriptions and the descriptions below of the Creditor Amendments do not purport to be complete and are qualified in their entirety by reference to the underlying agreements, copies of which are filed as exhibits hereto (see exhibits 10 (ll), (mm), (nn), (oo), (pp), (qq), (rr), (ss), (tt), (uu), (vv)  and (ww)) and are incorporated herein by reference.

Bank Credit Facility

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants. Upon the Company recognizing its tight liquidity situation near the end of fiscal 2010 and its likely non-compliance with certain financial covenants, the Company approached the Banks who agreed to amendments to waive certain payment obligations and certain defaults for an initial two week period.  These payments included, without limitation, the payment of principal due January 1, 2011 under our Bank Credit Facility and certain payments to our landlords for our office and bakery leases at the Philadelphia Navy Yard, also due January 1, 2011.  On January 14, 2011, the parties entered into a Waiver Agreement and Seventh Amendment (“Bank Amendment”) to the Credit Agreement dated as of September 6, 2007, as amended (”Bank Credit Agreement”), in which the Banks waived certain defaults and deferred the obligation to pay principal until June 30, 2011.  The Company will pay the lenders $0.5 million in connection with the Bank Amendment on June 30, 2011.  The terms of the Bank Credit Facility, as amended by the Bank Amendment, are summarized below.

The Bank Amendment provides that the Banks waive compliance with certain obligations under the Bank Credit Facility including, without limitation, the payment of principal that would otherwise constitute an Event of Default (“Specified Defaults”) from the effective date until the earlier of (i) June 30, 2011, (ii) the closing of any sale of all or substantially all of the assets or equity of the Borrowers (“Sale”), or (iii) the occurrence of any Default or Event of Default under the Bank Credit Agreement other than a Specified Default (the “Waiver Period”).  Under the Bank Amendment, (a) the Borrowers are not required to make payments of principal due under the Bank Credit Facility during the Waiver Period, (b) the Working Capital Line of Credit will remain at $35.0 million and will not be reduced during the Waiver Period, and (c) the Company shall not sell or issue equity interests or make any Restricted Payments (as would otherwise be permitted by Section 7.08 of the Bank Credit Agreement), which includes a prohibition on the payment of dividends.  The Specified Defaults being waived are (1) any defaults in the payment of principal under the Bank Credit Agreement, (2) failure to satisfy as of December 25, 2010 certain financial covenants under the Bank Credit Agreement, (3) any Event of Default that arises as a result of a “going concern” qualification to Borrowers’ audited financial statements for the fiscal year ended December 25, 2010, and (4) any Event of Default that arises from Borrowers’ failure to make “minimum required contributions” to Borrowers’ ERISA Plans.

The Bank Amendment changed the maturity date of the Bank Credit Facility to the end of the Waiver Period and reduced the letter of credit limit to the aggregate amount of letters of credit currently outstanding, while not permitting the Borrowers to issue new letters of credit or extend outstanding letters of credit.  The Bank Amendment also added new covenants, including, among others, (i) requiring that the Borrowers engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a Sale during the Waiver Period in an amount sufficient to pay all obligations of the Borrowers under the Bank Credit Agreement and all transaction costs, and (ii) amending the financial covenants to now be as follows:

(a) Minimum EBITDA (as defined by the Bank Amendment) - Maintain on a consolidated basis EBITDA of at least the amount indicated for each period specified below:

Period	Minimum Amount

For the three months ended March 26, 2011	$3.2 million
For the four months ended April 30, 2011	$5.5 million
For the five months ended May 28, 2011	$7.7 million
For the six months ended June 25, 2011	$9.3 million

(b) Minimum Liquidity - Maintain on a consolidated basis minimum Liquidity of:

(i) $1.25 million as of the end of each week ended February 4, 2011 through the week ended February 18, 2011;

(ii) $0.75 million as of the end of each week ended February 25, 2011 through the week ended April 8, 2011; and

(iii) For the Budget Period reflected in the Q2 Budget, an amount to be agreed upon by Borrowers and the Lenders after receipt of the Q2 Budget.

(c) Capital Expenditures - Not permit its Capital Expenditures (excluding Capital Leases) to exceed $1.7 million during the Waiver Period.

(d) Minimum Cumulative Gross Sales Test - Maintain on a consolidated basis cumulative Gross Sales of at least the amount indicated for each period specified below:

Period	Cumulative Gross Sales	Reporting Date

Nine Weeks Ended February 26, 2011	$47.4 million	March 4, 2011
Thirteen Weeks Ended March 26, 2011	$72.3 million	April 1, 2011
Thirteen Weeks Ended April 30, 2011	$76.1 million	May 6, 2011
Thirteen Weeks Ended May 28, 2011	$79.7 million	June 3, 2011
Thirteen Weeks Ended June 25, 2011	$80.1 million	July 1, 2011

The Bank Amendment also expands the definition of Event of Default (as defined by the Bank Amendment).  Subject to the waivers of the Specified Defaults, upon the occurrence and during the continuance of any Event of Default, Citizens and/or the Required Lenders may declare the outstanding loans and all other obligations under the Bank Agreement immediately due and payable.

The Bank Amendment also prohibits the Borrowers from making certain payments during the Waiver Period to the Landlords, PIDC, MELF or the Note Holders.  In addition, the Bank Amendment also provides that the applicable interest rates under the Bank Agreement will increase from and after December 31, 2010 to (i) 7.5% per annum for the Job Bank Loan, and (ii) the Daily LIBOR Rate (as defined in the Bank Agreement) plus 5.5% per annum for all other amounts borrowed under the Bank Credit Facility.  The Bank Amendment also requires the Company to pay an amendment fee of $0.5 million, which is payable at the end of the Waiver Period.

The Bank Amendment waived certain covenants as of December 25, 2010 in order to avoid an instance of non-compliance.  As of April 11, 2011, the Company is in compliance with the amended covenants described above, and projects compliance with the stated covenants through June 30, 2011.

Subject to the waivers of certain specified defaults, upon the occurrence and during the continuance of any Event of Default, the outstanding loans and all other obligations under the Bank Credit Agreement may become immediately due and payable.

As of March 26, 2011, December 25, 2010 and December 26, 2009, the outstanding balances, excluding fees incurred, under the Bank Credit Facility were $81.7 million, $82.5 million and $67.3 million, respectively.

In September 2007, the Company entered into an intercreditor agreement, which governed the shared collateral positions for the loans under the Bank Credit Agreement, the PIDC Agreement and the Existing MELF Agreements, and which established the priorities and procedures that each lender had in enforcing the terms and conditions of each of their respective agreements.  In connection with the Bank Amendments, the new MELF Agreement, the new loan under the PIDC Amendment and the 2011 Notes (as described below), this Intercreditor Agreement was amended and restated as of January 14, 2011 (as amended and restated, the “Intercreditor Agreement”) to, among other things, make the Note Holders a party to and bound by the terms of the Intercreditor Agreement and reestablish the relative priority of the parties with respect to the shared collateral subject to the Intercreditor Agreement.  The Intercreditor Agreement permits the Banks and Citizens (as Agent) to have the initial responsibility to enforce the terms and conditions of the various loan agreements, subject to certain specific limitations, and allows the Banks to negotiate amendments and waivers on behalf of PIDC, MELF and the Note Holders, subject to the approval of each such lender.

PIDC

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC (“PIDC Credit Facility”).  This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended.

Following an initial two-week waiver period from the PIDC, on January 14, 2011, the Company entered into a Forbearance and Amendment Agreement (“PIDC Amendment”), which amended the Credit Agreement dated as of September 6, 2007, as amended, among the Company, as Borrower, its subsidiaries, as Guarantors, and PIDC as Lender(as amended, the “PIDC Agreement”).

The PIDC Amendment provides for a new $2.0 million loan to the Company that accrues interest at 9.5% per annum, with interest due on a monthly basis.  Principal on this new loan is due on the “Maturity Date,” which definition was amended for all loans under the PIDC Agreement to now be the earlier of (i) June 30, 2011, (ii) the closing of a Sale (as defined under the Bank Amendment), or (iii) the occurrence of any Forbearance Default (as defined in the PIDC Amendment, which includes cross-defaults with the Bank Credit Facility, MELF, 2011 Notes and the Navy Yard leases).  This new loan will be secured by the same collateral previously provided to PIDC under the PIDC Agreement.  The PIDC Amendment also required the Company to pay an amendment fee of $30,000 on January 14, 2011.

The PIDC Amendment provides that PIDC will not exercise its rights and remedies under the PIDC Agreement with regard to certain Designated Defaults from January 14, 2011 until the earlier of (i) June 30, 2011, (ii) the closing of a Sale, or (iii) the date that any Forbearance Default occurs (the “Forbearance Period”); provided, however, any Designated Default shall constitute an Event of Default under the PIDC Agreement without the need for further notice to the Company or any other person.  The “Designated Defaults” are (a) any defaults in the payment of principal or interest under the PIDC Agreement as of February 1, 2011, (b) Events of Default that arise as a result of a cross-default with the Bank Credit Agreement, (c) any Event of Default that arises as a result of a “going concern” qualification to the Company’s audited financial statements for the fiscal year ended December 25, 2010, and (d) any Event of Default that arises from the Company’s failure to make “minimum required contributions” to the Company’s Plans so long as these contributions are made within thirty (30) days after the date when due.

The PIDC Amendment also provides for a deferral of any payments (other than payments of interest under the new loan under the PIDC Amendment) required under the PIDC Agreement (including principal, interest or fees) until the last day of the Forbearance Period, at which time all such amounts shall be due and payable in full.

As of March 26, 2011, December 25, 2010 and December 26, 2009, the outstanding balances under the PIDC Credit Facility were $14.2 million, $12.0 million and 12.0 million, respectively.

MELF

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

In connection with and as a condition of entering into the Bank Amendment, letter agreements were executed in favor of the Company by MELF effective as of December 31, 2010 and January 14, 2011 with regard to the Company’s loan agreements with MELF.  This January 14, 2011 letter agreement with MELF generally provides for a moratorium on principal and interest payments due under the existing MELF agreements from October 1, 2010 until June 30, 2011.  Interest will accrue during the moratorium period, be capitalized and added to principal.  Principal and interest payments will resume July 1, 2011 in an amount sufficient to amortize the principal balance over the remaining life of the applicable MELF loan.

The Company also entered into a new Loan Agreement with MELF, dated as of January 14, 2011 (the “New MELF Agreement”).  The New MELF Agreement provides for a $1.0 million loan which is due February 1, 2021 (“MELF Loan 3”) that is secured by a second lien on certain of the Borrowers’ equipment located at the plant in Oxford, Pennsylvania and a blanket lien on all of the Borrowers’ other assets that is subordinated to the liens in favor of the Banks and PIDC, subject to the Intercreditor Agreement.  This new loan accrues interest at 4.25% per annum from and after January 14, 2011, with payments of interest and principal (using a 10-year amortization schedule) being due on the first day of each month commencing on July 1, 2011.  Interest accrued from January 14, 2011 until July 1, 2011 shall be capitalized and added to the principal to be paid during the term of the loan.  Upon an Event of Default under the New MELF Agreement, MELF may increase the interest rate to the greater of 12.5% per annum or the prime interest rate plus 2% per annum.  The New MELF Agreement has substantially the same terms as the Existing MELF Agreements.

As of March 26, 2011, December 25, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Agreements was $11.2 million, $10.0 million and $10.0 million, respectively.

2011 Promissory Notes

On January 14, 2011, the Company issued unsecured promissory notes (the “2011 Notes”) in the aggregate principal amount of $3.5 million to a group of accredited investors (“Note Holders”).

The 2011 Notes will mature on the earlier of (i) December 31, 2011, (ii) consummation of a Change of Control (as defined in the 2011 Notes), (iii) any form of financing by the Company in which the proceeds to the Company exceed $20.0 million, or (iv) acceleration after an Event of Default under the 2011 Notes. The 2011 Notes will accrue interest at the rate of 12% per annum, and all interest and principal will be payable on the maturity date. During an Event of Default, the interest rate of the 2011 Notes will increase to 16% per annum until paid in full. In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand.

The 2011 Notes are secured by a security interest in the Company’s accounts, equipment and inventory, which security interest is subordinated to liens in favor of the Banks, PIDC and MELF.  The 2011 Notes and the Security Agreement are also subject to the Intercreditor Agreement.

Eighth Amendment and PIDC Second Amendment

On March 25, 2011 the Company entered into a Waiver, Consent and Eighth Amendment ("Eighth Amendment") to its Bank Credit Agreement among the Company and the Banks. In connection with this amendment, the Company paid a fee of $0.1 million to the Banks. The Company also entered into a Waiver, Consent and Second Amendment to the PIDC Agreement (“PIDC Second Amendment”), which amended the Credit Agreement, dated as of September 6, 2007, as amended.  These amendments provide for the following:

●
Provide for an extension from 90 days to 105 days after the Company’s fiscal year end to provide audited financial statements prepared in accordance with Generally Accepted Accounting Principles and accompanied by a report and opinion of an independent certified public accountant;

●	Waive certain specified lien defaults caused by mechanics liens;

●
Permit the Company to enter into an agreement for the disposition of certain assets, specifically related to the sale of the accounts receivable balance from The Great Atlantic and Pacific Tea Company, Inc. (“Permitted A&P Disposition”), subject to certain limitations.

Recent Accounting Pronouncements

The Company has identified the following new accounting pronouncements that have been recently adopted or issued that may affect the Company upon adoption.

In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective January 1, 2010.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements, which provides additional disclosure requirements and clarifies existing disclosure requirements for fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July, 2010 the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 provides disclosure requirements for receivables and allowances for credit losses.  The new disclosure requirements will be effective for reporting periods ending on or after December 15, 2010.  Certain disclosures related to allowance and modification activities will be effective for reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have an impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations which amended the existing guidance for the disclosure of supplementary pro forma information for business combinations.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, rolled forward through the current period. Additionally, the guidance expands required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  This guidance is effective beginning January 1, 2011 and is required to be applied prospectively to business combinations that are considered material on an individual or aggregated basis.  As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

In December 2010, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures about troubled debt restructurings for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

Item 8.       Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Tasty Baking Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of cash flows, and statements of stockholders' (deficit) equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Tasty Baking Company and its subsidiaries at December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's cumulative losses, substantial indebtedness that is due June 30, 2011, in addition to its current liquidity situation, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
April 11, 2011

CONSOLIDATED FINANCIAL STATEMENTS
Tasty Baking Company and Subsidiaries

Consolidated Statements of Operations
(000’s, except per share amounts)

	52 Weeks Ended December 25, 2010	52 Weeks Ended December 26, 2009
Operations
Gross sales	$288,590	$303,105
Less discounts and allowances	(116,922)	(122,543)
Net sales	171,668	180,562

Costs and expenses:
Cost of sales, exclusive of depreciation shown below	124,624	116,575
Depreciation	13,756	16,640
Selling, general and administrative	52,023	51,028
Other expense, net	1,235	68
Interest expense	6,640	2,678
	198,278	186,989
Loss before provision for income taxes	(26,610)	(6,427)

Provision for income taxes	(18,568)	3,038
Net loss	$(45,178)	$(3,389)

Per share of common stock:
Net loss:
Basic	$(5.56)	$(.43)
Diluted	$(5.56)	$(.43)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(000’s)

	52 Weeks Ended December 25, 2010	52 Weeks Ended December 26, 2009
Cash flows from operating activities
Net loss	$(45,178)	$(3,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,756	16,640
Amortization	536	370
Accretion of asset retirement obligation	206	395
(Gain) loss on sale of plant, property and equipment	(647)	11
(Gain) loss on sale of route	(55)	1
Defined benefit pension expense	332	1,246
Pension contributions	(2,966)	(2,373)
Decrease (increase) in deferred taxes	15,616	(2,558)
Decrease (increase) in prepaid rent	4,840	(7,096)
Decrease in reserve for restructure	(599)	(574)
Share-based compensation	1,724	1,454
Postretirement benefit income	-	(4,145)
Other	(408)	2,303
Changes in assets and liabilities:
Decrease in receivables	207	2,039
(Increase) decrease in inventories	(688)	423
(Increase) decrease in prepayments, deferred taxes and other	1,851	(156)
Increase in accrued taxes	12	89
Increase in accounts payable, accrued payroll and other accrued liabilities	9,829	300
Net cash from (used for) operating activities	$(1,632)	4,980

Cash flows used for investing activities
Independent sales distributor loan repayments	2,603	3,300
Proceeds from sale of property, plant and equipment	6,034	24
Purchase of property, plant and equipment	(12,952)	(38,237)
Loans to independent sales distributors	(1,977)	(2,711)
Other	222	(215)
Net cash used for investing activities	(6,070)	(37,839)

Cash flows from financing activities
Dividends paid	(1,717)	(1,704)
Repurchase of treasury shares	(108)	(112)
Payment on long-term debt, including current portion	(4,762)	(17,028)
Increase in long-term debt, including current portion	19,636	48,496
Net (decrease) increase in cash overdraft	(5,347)	3,154
Net cash from financing activities	7,702	32,806
Net decrease in cash	-	(53)
Cash and cash equivalents, beginning of year	5	58
Cash and cash equivalents, end of year	$5	$5

Supplemental cash flow information
Cash paid during the year for:
Interest	$6,431	$3,814
Income taxes	$103	$993

Noncash investing and financing activities
Capital leases	$765	$1,216
Loans to independent sales distributors	$(154)	$(98)
Purchase of property, plant and equipment included in accounts payable	$(2,193)	$(3,235)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(000’s)

	December 25, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$5	$5
Receivables, less allowance of $4,326 and $3,063, respectively	19,016	19,480
Inventories	7,454	6,767
Deferred income taxes	494	3,389
Prepayments and other	2,591	2,158
Total current assets	29,560	31,799

Property, plant and equipment:
Land	400	1,433
Buildings and improvements	22,797	66,724
Machinery and equipment	125,366	151,327
Construction in progress	6,004	43,367
	154,567	262,851
Less: accumulated depreciation and amortization	(44,930)	(141,199)
	109,637	121,652

Other assets:
Route territories	2,196	2,102
Long-term receivables from independent sales distributors	8,742	9,286
Long-term prepaid rent	2,719	7,452
Deferred income taxes	-	16,085
Miscellaneous	986	1,094
	14,643	36,019
Total Assets	$153,840	$189,470

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (continued)
(000’s)

	December 25, 2010	December 26, 2009
Liabilities
Current liabilities:
Accounts payable	$21,511	$8,824
Accrued payroll and employee benefits	5,487	6,457
Cash overdraft	577	5,924
Current obligations under capital leases	922	919
Notes payable and current portion of long-term debt	104,468	1,128
Reserve for restructure	478	1,078
Other current liabilities	10,559	7,535
Total current liabilities	144,002	31,865

Accrued pension	19,287	25,257
Asset retirement obligations	-	7,444
Long-term debt	-	88,147
Long-term deferred income taxes	494	-
Long-term obligations under capital leases, less current portion	1,066	1,387
Other non-current liabilities	5,972	7,586
Total Liabilities	$170,821	$161,686

Commitments and Contingencies

Shareholders’ (Deficit) Equity
Accumulated other comprehensive loss	(4,929)	(6,348)
Additional paid-in capital	26,682	28,016
Common stock, par value $0.50 per share, and entitled to one vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,623 shares	4,558	4,558
Retained earnings (accumulated deficit)	(34,906)	11,560
Treasury stock, at cost: 783 shares and 877 shares, respectively	(8,386)	(10,002)
Shareholders’ (deficit) equity	(16,981)	27,784
Total Liabilities and Shareholders’ (Deficit) Equity	$153,840	$189,470

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Income (Loss)
(000's)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity	Comprehensive Income (Loss)

Balance at December 27, 2008	9,116	$4,558	$28,699	$16,653	$(11,344)	$(5,599)	$32,967
Comprehensive income
Net loss	-	-	-	(3,389)	-	-	(3,389)	$(3,389)
Other comprehensive loss
Change in pension plan	-	-	-	-	-	414	414	$414
Cash flow hedges	-	-	-	-	-	(162)	(162)	$(162)
Change in OPEB plan	-	-	-	-	-	(1,001)	(1,001)	$(1,001)
Comprehensive income (loss)								$(4,138)

Restricted stock amortization	-	-	(683)	-	-	-	(683)
Share repurchase					(112)		(112)
Share-based compensation (restricted shares)	-	-	-	-	1,454	-	1,454
Share-based compensation (forfeited)	-	-	-	-		-	-
Dividends paid	-	-	-	(1,704)	-	-	(1,704)
Balance at December 26, 2009	9,116	$4,558	$28,016	$11,560	$(10,002)	$(6,348)	$27,784

Comprehensive income
Net loss	-	-	-	(45,178)	-	-	(45,178)	$(45,178)
Other comprehensive loss
Change in pension plan	-	-	-	-	-	1,354	1,354	1,354
Cash flow hedges	-	-	-	-	-	65	65	65
Change in OPEB plan	-	-	-	-	-	-	-	-
Comprehensive income (loss)								$(43,759)

Restricted stock amortization	-	-	(905)	-	-	-	(905)
Share repurchase	-	-	-	-	(108)	-	(108)
Share-based compensation (restricted shares)	-	-	-	-	1,724	-	1,724
Share-based compensation (forfeited)	-	-	-	-	-	-	-
Dividends paid	-	-	(429)	(1,288)	-	-	(1,717)
Balance at December 25, 2010	9,116	$4,558	$26,682	$(34,906)	$(8,386)	$(4,929)	$(16,981)

See accompanying notes to consolidated financial statements

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

Fiscal Year
The Company and its subsidiaries operate on a 52 or 53 week fiscal year, ending on the last Saturday of December.  Fiscal years 2010 and 2009 were 52-week years.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, indefinite-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

Concentration of Credit
The Company encounters, in the normal course of business, exposure to concentrations of credit risk with respect to trade receivables.  Ongoing credit evaluations of customers’ financial conditions are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses.  The Company’s top twenty customers represented 61.6% of its 2010 net sales and 61.1% of its 2009 net sales. The Company’s largest customer, Wal-Mart represented 19.3% of its net sales in 2010 and 20.6% of its net sales in 2009.  In addition, Wal-Mart represented 22.1% and 23.1% of total net accounts receivable as of December 25, 2010 and December 26, 2009, respectively.  Another significant customer, Wawa Inc. (“Wawa”), represented 10.2% of its net sales in 2010 and 9.5% of its net sales in 2009.  In addition, Wawa represented 15.0% and 11.6% of total net accounts receivable as of December 25, 2010 and December 26, 2009, respectively.  If any of the top twenty customers could not pay their current balance due, the Company could be adversely affected.

The Company also maintains a wholly-owned subsidiary to assist in financing route purchase activities, if requested by new independent sales distributors, using the route and certain associated assets as collateral.  Most route purchase activities involve transactions between existing and new independent sales distributors.  At December 25, 2010 and December 26, 2009, interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) of $10.1 million and $10.7 million, respectively, were included in current and long-term receivables in the accompanying consolidated balance sheets.

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

Sales distribution routes owned by the Company are primarily valued at cost and are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than its net carrying value. As of December 25, 2010 and December 26, 2009, the net carrying values of sales distribution routes owned by the Company were $2.2 million and $2.1 million, respectively.

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

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.   As of December 25, 2010 and December 26, 2009, the Company had a reserve for excess and obsolete spare parts of $0.2 million and $1.5 million, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In instances where the carrying amount may not be recoverable, the review for potential impairment utilizes estimates and assumptions of future cash flows directly related to the asset.  For assets where there is no plan for future use, the review for impairment includes estimates and assumptions of the fair value of the asset, which is based on the best information available.  These assets are recorded at the lower of their book value or fair value.  The Company’s recent liquidity issues and uncertainty regarding its ability to continue as a going concern resulted in a triggering event that resulted in the evaluation of the Company’s long-lived assets for impairments during the fourth quarter of 2010.  Based on the Company’s evaluation, the future cash flows exceeded the carrying amounts of its long-lived assets and likewise, no impairment was recognized during fiscal 2010.

As of December 26, 2009, the Company had a $7.4 million conditional asset retirement obligation related to its Hunting Park Facility.  During 2010, the Company recorded $0.2 million of interest associated with the asset retirement obligation.  The Company settled this conditional asset retirement in connection with the sale of the property during the third quarter of 2010.  As of December 25, 2010 the Company does not have any conditional asset retirement obligations.

Grants
The Company receives grants from various government agencies for employee training purposes.  Expenses for the training are recognized in the Company’s income statement at the time the training takes place.  When the proper approvals are given and funds are received from the government agencies, the Company records an offset to the training expense already recognized.

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations the Company received a grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounts for this grant under the deferred income approach and will amortize the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant was placed into service during 2010.

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

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, either as they are incurred or over the period in which the future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing expenses, including direct marketing and marketing overhead costs, totaled $3.7 million and $3.8 million, for the years ended December 25, 2010 and December 26, 2009, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of its enterprise resource planning system and the handheld computer system, as well as various upgrades and enhancements to existing software.  The Company’s unamortized capitalized computer software costs totaled $4.7 million and $5.0 million as of December 25, 2010 and December 26, 2009, respectively.  The Company recognized $1.9 million and $2.4 million of amortization expense related to its capitalized computer software costs in the consolidated statements of operations during fiscal 2010 and 2009, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $11.4 million and $10.9 million, for the years ended December 25, 2010 and December 26, 2009, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum contributions; and it plans to file a waiver for its 2011 minimum contributions in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition the minimum contributions that would be due in each of those years.

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

Accounting for Derivative Instruments
The Company has entered into variable-to-fixed rate interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statement of operations.  During the first quarter of 2011, the Company evaluated the effectiveness of its interest rate swaps, and determined that one of its interest rate swaps was no longer considered effective as the Company has determined that due to the acceleration of the maturity date of the underlying debt to June 30, 2011, the original forecasted interest payment are no longer deemed probable of occurrence.  Accordingly, the Company reclassified all of the amounts related to the ineffective portion of the hedge from other comprehensive income to interest expense during the first quarter of 2011.  As of March 26, 2011, only the mark to market amounts related to the payment due on April 1, 2011 was included in other comprehensive income.

Prior to 2010, the Company had entered into foreign currency forward contracts to hedge against fluctuations in foreign currency exchange rates.  These contracts were accounted for as fair value foreign currency hedges.  Accordingly, the changes in fair value of both the commitment and the derivative instruments are recorded currently in the consolidated statement of operations, with the corresponding asset and liability recorded on the balance sheet. As of December 25, 2010, the Company did not have any foreign currency forward contracts outstanding.

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

Net Loss Per Common Share
Net loss per common share is presented as basic and diluted earnings per share.  Net loss per common share – basic represents the earnings for the period available to each share of common stock outstanding during the reporting period.  Net loss per common share – diluted represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  Refer to Note 20 for additional information regarding the calculation of basic and diluted earnings per common share for the periods presented.

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

Out of Period Adjustment
During the fourth quarter of fiscal 2009, we identified an error in our financial statements related to 2007 through the third quarter of fiscal 2009.  This error related to the capitalization of certain internal labor costs incurred in connection with the transition of the Company’s bakery operations to the Philadelphia Navy Yard.  We corrected the error during the fourth quarter of fiscal 2009, which had the effect of increasing selling, general and administrative costs by $0.7 million, and increasing the net loss by $0.4 million.  This prior period error is not material to the financial results of the previously issued annual or interim financial statements.

Recent Accounting Pronouncements

The Company has identified the following new accounting pronouncements that have been recently adopted or issued that may affect the Company upon adoption.

In June 2009, the FASB issued guidance on the accounting for variable interest entities (formerly referred to as “Statement No. 167, Amendments to FASB Interpretation No. 46(R)”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective January 1, 2010.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements, which provides additional disclosure requirements and clarifies existing disclosure requirements for fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July, 2010 the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 provides disclosure requirements for receivables and allowances for credit losses.  The new disclosure requirements will be effective for reporting periods ending on or after December 15, 2010.  Certain disclosures related to allowance and modification activities will be effective for reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have an impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations which amended the existing guidance for the disclosure of supplementary pro forma information for business combinations.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, rolled forward through the current period. Additionally, the guidance expands required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  This guidance is effective beginning January 1, 2011 and is required to be applied prospectively to business combinations that are considered material on an individual or aggregated basis.  As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

In December 2010, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures about troubled debt restructurings for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

2.      Going Concern

Due to the Company’s current liquidity situation and high level of indebtedness that is due June 30, 2011, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate the business and its ability to continue as a going concern.

The Company has experienced net losses in recent years.  Additionally, the Company is in an accumulated deficit position and has significantly increased its outstanding indebtedness to finance the move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard as well as from higher costs incurred with the transition to and optimization of its new Philadelphia bakery.   In addition, the Company was negatively impacted by the recent bankruptcy filing by The Great Atlantic & Pacific Tea Company, Inc. and the sharp rise in commodity costs.  Additionally, the Company would have been in violation of certain financial covenants associated with its Bank Credit Facilities, if waivers were not received in January 2011 to avoid these instances of non-compliance.

In response to this situation, the Company explored various strategic alternatives, and on April 10, 2011 entered into a Agreement and Plan of Merger (“Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (and its permitted assignee) (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, which are described in more detail under Note 21, a tender offer (the “Offer”) will commence within 10 business days to acquire all of the outstanding shares of common stock of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any withholding taxes.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Offer or Merger will occur before June 30, 2011 or at all.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which implies that it will continue to meet its obligations and continue to operate for at least the next twelve months.  If liquidated, realization values may be substantially different from the carrying amounts as shown, and the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

3.      New Facilities

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of December 25, 2010 and December 26, 2009, the outstanding letter of credit under this arrangement totaled $8.1 million.

In September 2010, the Company completed the sale of its former manufacturing and distribution facilities located in Hunting Park, Philadelphia with a net book value at the time of the sale of $13.3 million.  As part of this transaction, the Company received net cash proceeds of $5.6 million and settled its conditional asset retirement obligation totaling $7.7 million.

In January 2011, the Company entered into letter agreements with the landlord of the bakery and office space leases, which provide for a waiver of certain payments required under the Lease Agreements (including monthly rent, taxes and fees under the Lease Agreements and obligations to repay amounts for change orders relating to tenant fit-out work under the Bakery Lease) for a certain period of time.  Refer to Note 21 – Subsequent Events, for further discussion of the letter agreements and the related payment waiver period.

4.      Restructure

As part of the relocation of its Hunting Park, Philadelphia operations, the Company eliminated approximately 215 positions.  While the Company achieved much of this result through normal attrition and the reduction of contract labor, the Company incurred obligations related to postemployment benefits associated with restructuring.  Amounts associated with the initial recognition of the restructuring liability and subsequent changes to the estimated liability are recorded in other (income) expense, net in the consolidated statements of operations.

As of December 25, 2010, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The Company recognized additional costs totaling $2.0 million during fiscal 2010 associated with estimated postemployment costs incurred with the restructuring of its Philadelphia operations and a realignment of its corporate workforce and sales organization.  The following table provides a roll forward of the estimated future obligations related to postemployment benefits associated with the Company’s restructuring activities (in thousands):

	2010	2009
Restructure reserve, beginning of the year	$1,078	$1,652
Additions	2,046	-
Payments	(2,646)	-
Net change resulting from update to estimate	-	(574)
Restructure reserve, end of the year	$478	$1,078

The Company expects the remaining payments to be made in 2011 in connection with the restructuring program.

5.      Inventories

Inventories are classified as follows (in thousands):

	December 25, 2010	December 26, 2009
Finished goods	$2,602	$1,939
Work in progress	37	116
Raw materials and supplies	4,815	4,712
	$7,454	$6,767

The inventory balance has been reduced by reserves for obsolete or slow-moving inventories of $102 thousand and $42 thousand as of December 25, 2010 and December 26, 2009, respectively.

6.      Long-Term Receivables from Independent Sales Distributors

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

As of December 25, 2010, the Company had $10.1 million interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) from sales distributors.  On a quarterly basis, and for delinquent accounts, the Company compares the valuation of the sales distribution route to the total account receivable and loan receivable balance from the sales distributor and records a valuation allowance for any shortfall.  During fiscal 2010, the Company has recorded $0.1 million of expense related to reserves against the aggregate of the accounts receivable and loans receivables from the sales distributors.  During fiscal 2010, the Company issued $2.0 million of new loans for the purchase of sales distributor routes.

7.      Notes Payable and Current and Long-Term Debt

In September 2007, the Company entered into a 5 year, $100.0 million secured credit facility with 4 banks (the “Bank Credit Facility”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants, including a fixed charge coverage covenant, a funded debt covenant, a minimum liquidity ratio covenant and minimum level of earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”) covenant.  The Bank Credit Facility was amended in January 2011 and in March 2011.  Refer to Note 21 – Subsequent Events, for further discussion of the amendment.

In September 2007, the Company entered into a 10 year, $12.0 million secured credit agreement with the PIDC Local Development Corporation (“PIDC Credit Facility”). This credit facility bears interest at a blended fixed rate of 4.5% per annum, participates in the blanket lien on the Company’s assets and contains customary representations and warranties as well as customary affirmative and negative covenants essentially similar to those in the Bank Credit Facility, as amended. As of December 25, 2010 and December 26, 2009, the outstanding balances under the PIDC Credit Facility were $12.0 million and $12.0 million, respectively.   The PIDC Credit Facility was amended in January 2011.  Refer to Note 21 – Subsequent Events, for further discussion of the amendment.

In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1. The Company borrowed $5.0 million under MELF Loan 2 in October 2008.  As of December 25, 2010 and December 26, 2009, the aggregate outstanding balance under the MELF Loan 1 and MELF Loan 2 was $10.0 million.   The MELF Loans were amended and a new MELF Loan totaling $1.0 million was executed in January 2011.  Refer to Note 21 – Subsequent Events, for further discussion of the amendment.

In addition to the facilities described above, in January 2011, the Company issued promissory notes (“2011 Notes”) in the aggregate principal amount of $3.5 million to a group of accredited investors. Refer to Note 21 – Subsequent Events, for further discussion of the 2011 Notes.

In September 2007, the Company entered into an intercreditor agreement, which governed the shared collateral positions for the loans under the Bank Credit Agreement, the PIDC Agreement and the Existing MELF Agreements, and which established the priorities and procedures that each lender had in enforcing the terms and conditions of each of their respective agreements.  In connection with the Bank Amendments, the new MELF Agreement, the new loan under the PIDC Amendment and the 2011 Notes (as described below), this Intercreditor Agreement was amended and restated as of January 14, 2011 (as amended and restated, the “Intercreditor Agreement”) to, among other things, make the Note Holders a party to and bound by the terms of the Intercreditor Agreement and reestablish the relative priority of the parties with respect to the shared collateral subject to the Intercreditor Agreement.  The Intercreditor Agreement permits the Banks and Citizens (as Agent) to have the initial responsibility to enforce the terms and conditions of the various loan agreements, subject to certain specific limitations, and allows the Banks to negotiate amendments and waivers on behalf of PIDC, MELF and the Note Holders, subject to the approval of each such lender.

As of December 25, 2010, the Company would have been in violation of certain financial covenants associated with its Bank Credit Facilities, if waivers were not received in January 2011 to avoid these instances of non-compliance.   Previously, in December 2009, the Company amended its Bank Credit Facility to provide for additional flexibility and to change certain financial covenants, including the maximum operating leverage ratio as of March 27, 2010 and June 26, 2010.

The Company used the proceeds from the Bank Credit Facility, the PIDC Credit Facility, the MELF Loan 1 and the MELF Loan 2 to finance the Company’s move of its corporate headquarters to the Philadelphia Navy Yard and its move of the Philadelphia manufacturing facility to new facilities at the Philadelphia Navy Yard, along with working capital needs.

As of December 25, 2010 and December 26, 2009, the Company had $1.8 million and $8.9 million of credit available under the Bank Credit Facility, respectively.

Notes payable, banks, and current portion of long-term debt consists of the following (in thousands):		December 25, 2010	December 26, 2009
Current portion of long term debt (6.18% at December 25, 2010 and 5.44% at December 26, 2009)		$104,468	$1,128

Long-term debt consists of the following (in thousands):	Maturity Dates
Credit Facility (5.09% at December 26, 2009)	September 2012	$-	$22,730
Fixed Asset Loan (5.03% at December 26, 2009)	September 2012	-	43,545
MELF (5.00% at December 26, 2009)	September 2017	-	9,872
PIDC (4.50% at December 26, 2009)	September 2017	-	12,000
Total long-term debt		$-	$88,147

8.      Obligations under Capital Leases

Obligations under capital leases consist of the following (in thousands):

	December 25, 2010	December 26, 2009
Capital lease obligation, maturing August 2012	$52	$84
Capital lease obligation, with interest rates between 3.76% and 7.49%, and maturities between March 2011 and May 2013	546	615
Capital lease obligation, with interest rates between 7.50% and 9.50% and maturities between June 2010 and October 2014	1,274	1,443
Capital lease obligation, with interest rates between 11.00% and 14.50% and maturities between March 2010 and November 2014	116	164
	1,988	2,306
Less: current portion	(922)	(919)
	$1,066	$1,387

9.      Commitments and Contingencies

The Company leases certain facilities, machinery, automotive equipment, computer equipment and facilities, including the new manufacturing and distribution facility at the Philadelphia Navy Yard under noncancelable lease agreements.  The Company expects that in the normal course of business, machinery and equipment leases that expire will be renewed or replaced by other leases.  Property, plant and equipment related to capital leases were $4.5 million at December 25, 2010, and $3.8 million at December 26, 2009, with accumulated amortization of $2.6 million and $1.5 million, respectively.  Depreciation and amortization of assets recorded under capital leases was $1.1 million and $0.8 million in 2010 and 2009, respectively.

The following is a schedule of future minimum lease payments as of December 25, 2010 (in thousands):

	Capital Leases	Noncancelable Operating Leases
2011	$1,044	$8,053
2012	647	7,582
2013	296	7,464
2014	223	7,419
2015	-	7,275
Later years	-	146,424
Total minimum lease payments	$2,210	$184,217
Less: interest portion of payments	(223)
Present value of future minimum lease payments	$1,987

Rental expense was approximately $10.3 million in 2010 and $4.5 million in 2009.

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

In connection with certain amendments to the Bank Credit Facility on December 31, 2010 and January 14, 2011, letter agreements were executed in favor of the Company by the landlords for the bakery lease and the office lease.  The letter agreements provide for a waiver of certain specified payments required under the lease agreements through June 30, 2011.  As a result of this waiver of certain payments on both leases until June 30, 2011, the Company expects to owe approximately $4.8 million to the landlords on June 30, 2011.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business. The Company has made purchase commitments to procure ingredients and packaging totaling approximately $51 million during 2011, $18 million during 2012 and $19 million during 2013.

The Company is also involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of the Company's business.  The Company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, if one or more of such matters were determined adversely to the Company, the ultimate liability arising therefrom is not expected to be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.  The Company expenses legal costs when incurred, and recognizes a liability for ultimate resolution of certain legal and regulatory actions when the Company determines a negative outcome is probable of occurrence.

In connection with a workers’ compensation insurance policy, the Company has obtained standby letters of credit in the amount of $2.1 million that is required by its insurance carriers in order to guarantee future payment of claims.

10.      Derivative Instruments

In order to hedge a portion of the Company’s exposure to changes in interest rates on debt incurred under its Bank Credit Facility, the Company enters into variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  These contracts have historically been accounted for as cash flow hedges.  Accordingly, these derivatives have been marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statements of operations.  During the first quarter of 2011, the Company evaluated the effectiveness between the interest rate swap and the underlying hedged item, and determined that the $35.0 million interest rate swap, described below, was no longer deemed effective as the Company has determined that due to the acceleration of the maturity date of the underlying debt to June 30, 2011 the original forecasted interest payment are no longer deemed probable of occurrence.  Accordingly, the Company reclassified all of the amounts related to the ineffective portion of the hedge from other comprehensive income to interest expense during the first quarter of 2011.  As of March 26, 2011, only the mark to market amounts related to the payment due on April 1, 2011 were included in other comprehensive income.

The Company has a $35.0 million notional value interest rate swap with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.  This interest rate swap does not hedge any portion of the credit spread to which the underlying debt is subject.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $2.1 million as of December 25, 2010 and December 26, 2009.

The Company also has an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  This interest rate swap does not hedge any portion of the credit spread to which the underlying debt is subject.  The cumulative change in the fair market value of the derivative instrument is reflected as a liability totaling $0.1 million and $0.3 million as of December 25, 2010 and December 26, 2009, respectively.

As part of the construction of its new manufacturing facility, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts were accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments were recorded in the consolidated statements of operations, with the corresponding asset and liability recorded on the balance sheets.

There were no outstanding foreign currency forward contracts as of December 25, 2010.  As of December 26, 2009, the notional principle of outstanding foreign currency forward contracts designated as hedges was 1.4 million AUD ($1.2 million USD).

The Company held foreign currency forward contracts, which were originally entered into to hedge the risk of foreign currency fluctuations associated with commitments denominated in AUD; however, during fiscal 2009 certain of these forward contracts were determined to be no longer designated as hedging instruments.  All of these contracts have been settled as of December 26, 2009.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Fifty-Two Weeks Ended
	Income Statement	December 25,	December 26,
	Location	2010	2009
Cash Flow Hedges
Interest Rate Swaps

Net loss recognized in accumulated other comprehensive income		$109	$(254)

Net loss reclassified from accumulated other comprehensive income to interest expense	Interest expense	(1,388)	(630)

Fair Value Hedges
Foreign currency forward contracts

Net gain (loss) recognized in other income, net	Other (income) expense, net	-	718

Amounts are reclassified from accumulated other comprehensive income to interest expense for the interest rate swaps on the scheduled maturity dates defined by the agreements.  The Company will reclassify all amounts in other comprehensive income related to the outstanding interest rate swaps as of December 25, 2010 into interest expense during fiscal 2011.

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

Derivative instruments are reflected in the consolidated balance sheets as follows (in thousands):

		December 25,	December 26,
	Balance Sheet Location	2010	2009

Hedging derivative instruments
Interest rate swaps	Other current liabilities	$(2,233)	$
Foreign currency hedges	Prepayments and other	-	133
Interest rate swaps	Other non-current liabilities	-	(2,342)

Counterparties to the foreign currency forward contracts and interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

11.      Fair Value Measurements

The Company discloses certain fair value measurements based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 25, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,233)	$—	$(2,233)	$—
Total financial instruments owned	$(2,233)	$—	$(2,233)	$—

The following table presents assets / (liabilities) measured at fair value on a recurring basis at December 26, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,342)	$—	$(2,342)	$—
Foreign currency hedges	133	—	133	—
Total financial instruments owned	$(2,209)	$—	$(2,209)	$—

As of December 25, 2010 and December 26, 2009, the carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and current portion of long-term debt and other current assets and liabilities are representative of fair value due to the short-term nature of the instruments.  As of December 26, 2009, the Company’s carrying value of long-term debt approximated fair value.

The Company also has non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  These include long-lived assets, asset retirement obligations and sales distribution routes owned by the Company.  These items are recognized at fair value when they are considered to be other than temporarily impaired. Other than temporary impairments recorded on sales distribution routes owned by the Company were not considered material during fiscal 2010 or fiscal 2009.

12.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit Retirement Plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement.  The Company amended the DB Plan to freeze benefit accruals effective March 26, 2005.  The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”), however, there are no current employees earning benefits under this plan.  See Note 13 for more information.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “DB Director Plan”).  The benefit amount is the annual cash retainer in the year of retirement, but not less than $16 thousand for Directors serving on December 31, 1993.

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost (credit) during the next fiscal year are as follows (in thousands):

Actuarial loss	$80
Prior service (credit) cost	-
Transition (asset) obligation	-
Total	$80

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	2010	2009
Service cost-benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	4,627	5,031
Expected return on plan assets	(4,367)	(3,823)
Prior service cost amortization	-	(10)
Actuarial loss recognition	72	48
Actuarial loss recognition, in excess of corridor	-	-
Curtailment charge	-	-
Net pension amount charged to expense:	$332	$1,246

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of these plans (in thousands):

	2010	2009
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$84,554	$80,502
Service cost	-	-
Interest cost	4,627	5,031
Actuarial loss	397	5,318
Benefits paid	(6,319)	(6,297)
Curtailment	-	-
Projected benefit obligation, end of year	$83,259	$84,554

Change in Accumulated Benefit Obligation
Accumulated benefit obligation, beginning of year	$84,554	$80,502
Accumulated benefit obligation, end of year	$83,259	$84,554

Change in Pension Plan Assets
Fair value of plan assets, beginning of year	$55,850	$49,361
Actual return on plan assets	6,964	9,900
Voluntary company contribution	-	-
Required company contribution	2,966	2,373
Benefits paid	(5,831)	(5,784)
Fair value of plan assets, end of year	$59,949	$55,850

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$(23,310)	$(28,704)
Unrecognized actuarial loss	-	-
Unrecognized prior service cost	-	-
Net liability recognized in balance sheet, end of year	$(23,310)	$(28,704)

Amounts Recognized in the Statement of Financial Position consists of:
Current liability	$(4,023)	$(3,447)
Non-current liability	(19,287)	(25,257)
Net amount recognized, end of year	$(23,310)	$(28,704)
Additional minimum pension liability, non-current	$-	$-

The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 5.55% for fiscal year 2010 and 5.80% for fiscal year 2009.  The discount rate is selected by discounting the expected cash flows supporting the benefit obligations of the Tasty Baking Company Pension Plan to the spot rates derived from a yield curve representing quoted yields on over 250 high quality (Aa or equivalent) graded corporate bonds as of December 31, 2010. The present value based on the spot rates was subsequently calibrated to a single equivalent discount rate. The expected long-term rate of return on assets for fiscal years 2010 and 2009 was 8.0%.  No rate of compensation increase applies to 2010 or 2009 since the Plan’s participants are not accruing additional benefits after March 26, 2005.  At the end of 2005, the DB Plan adopted the use of an updated mortality table determining its liabilities.  Plan assets are invested in a diverse portfolio that primarily consists of equity and debt securities.

The return on assets assumption is based upon analysis of historical market returns, current market conditions, and the DB Plan’s past performance.

The degree of sensitivity of the net cost to changes in the discount rate is dependent on the relationship of the unrecognized gain or loss to the pension corridor.  The following reflects sensitivities of net cost and projected benefit obligations to 25 basis point changes based on a 5.55% discount rate and 8.0% expected return on assets (in thousands):

	Impact on Pension Expense without Corridor Recognition	Impact on Pension Expense with Full Corridor Recognition	Impact on Projected Benefit Obligation
25 basis point decrease in discount rate	$(80)	$(80)	$2,042
25 basis point increase in discount rate	73	73	(1,990)
25 basis point decrease in return on assets assumption	143	143	–
25 basis point increase in return on assets assumption	(143)	(143)	–

As of December 25, 2010, the DB Plan’s corridor is $7.8 million, which is the greater of 10% of the projected benefit obligation or plan assets of the Pension Plan.  Unrecognized actuarial losses totaled $4.3 million as of December 25, 2010 and were within the established corridor.  Accordingly, no gains or losses in excess of the corridor were recognized during fiscal 2010.

Expected Cash Flows
Information about cash flows for the pension plans follows (in thousands):

Employer Contributions
2011 (expected) to plan trusts (a)	$3,510
2011 (expected) to plan participants	$513

(a)            Absent receipt of the IRS waiver, the Company will be required to contribute the minimum amount to the plan.

Benefit Payments From:	Plan Trust	Company Assets
2010	$5,758	$513
2011	5,729	509
2012	5,680	500
2013	5,663	488
2014	5,667	468
2015-2019	28,254	2,009

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum contributions; and it plans to file a waiver for its 2011 minimum contributions in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition the minimum contributions that would be due in each of those years.

Investment Strategy
The investment strategy of the DB Plan is based on the Statement of Investment Policy, which was designed by the Company in consultation with an outside investment consultant.  There is a pension committee that consists of a number of the Company’s employees assisted by the third party investment advisor that evaluates performance quarterly.  The policy and the underlying asset allocation were created by analyzing both the current and the long-term payout stream and modeling various asset allocation scenarios around the liability data.  The asset-liability analysis was used to create an investment strategy which provides the highest likelihood of generating returns sufficient to meet the payout requirements, while preserving capital in down markets and minimizing downside return volatility.

The asset allocation for the DB Plan at the end of 2010 and the target allocation for 2011 by asset category follow:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	for 2011	2010

Equity securities	48%	48%
Debt securities	42%	42%
Other	10%	10%
Total	100%	100%

Equity securities include the Company’s common stock which is less than 1.0% of plan assets at the end of 2010.

Plan assets measured at fair value are categorized as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
Assets	Balance as of December 25, 2010	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 26, 2009
Common equity securities(a)	$85	$85	$-	$-	$90
Equity mutual funds(a)	29,728	29,728	-	-	21,567
Fixed income mutual funds	23,519	23,519	-	-	27,636
Other Assets
Net plan receivables	522	522	-	-	525
Collective fund	6,095	-	-	6,095	6,032
	$59,949	$53,854	$-	$6,095	$55,850

	Fair Value Measurement at Reporting Date Using

Assets	Balance as of December 26, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 27, 2008
Common equity securities(a)	$90	$90	$-	$-	$45
Equity mutual funds(a)	21,567	21,567	-	-	21,923
Fixed income mutual funds(b)	27,636	27,636	-	-	21,020
Other Assets
Net plan receivables	525	525	-	-	518
Collective fund	6,032	-	-	6,032	5,855
	$55,850	$49,818	$-	$6,032	$49,361

(a) Based on quoted market prices in active markets.
(b) Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes that are not observable.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value for pension and defined benefit retirement plans during the fiscal year ended December 25, 2010 and December 26, 2009  (in thousands):

Collective Fund

Balance as of December 27, 2008	$5,855
Actual return on plan assets:
Relating to assets still held at the reporting date	177
Relating to assets sold during the period	-
Purchases, sales and settlements	-
Transfers into (out of) Level 3	-
Balance as of December 26, 2009	$6,032
Actual return on plan assets:
Relating to assets still held at the reporting date	63
Relating to assets sold during the period	-
Purchases, sales and settlements	-
Transfers into (out of) Level 3	-

Balance as of December 25, 2010	$6,095

13.      Defined Contribution Retirement Plans

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

The second benefit in the DC Retirement Plan is a 401(k) Plan (“401(k) Plan”).  Under the 401(k) Plan, all participants receive a discretionary Company match of their elective deferrals.  Historically, the Company matching contribution has been 50% of their elective deferrals that do not exceed 4.0% of their covered compensation as defined in the 401(k) Plan. As of June 27, 2009, the Company suspended the discretionary matching contribution under the 401(k) Plan for the remainder of fiscal 2009 for all employees who participate in the program. The Company elected to reinstate the discretionary matching contribution under the 401(k) Plan beginning in fiscal 2010.  In January 2011, the Company suspended the discretionary matching contribution under the 401 (k) Plan.

The Company maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee. The total DC SERP liability as of December 25, 2010 and December 26, 2009, was $2.0 million and $1.7 million, respectively.

Components of DC pension amounts charged to income (in thousands):

	Fifty-Two Weeks Ended
	December 25, 2010	December 26, 2009
DC Plan expense	$1,620	$1,750
DC SERP expense	313	290
401(k) matching contribution	677	351
Net defined contribution retirement plan amount charged to income	$2,610	$2,391

14.      Postretirement Benefits Other than Pensions

The Company had historically provided certain unfunded health care and life insurance programs for substantially all retired employees, or Other Postretirement Benefits (OPEB).  These benefits had been provided through contracts with insurance companies and health service providers.

In December 2008, the Company made the decision to terminate its retiree medical benefit plan, which offered medical insurance to pre-65 retirees at a subsidized rate.  The decision to terminate the plan was made prior to December 27, 2008 and the Company set the benefits’ cessation date as December 1, 2009.

In June 2009, the Company made the decision to terminate its retiree life insurance plan which provided postretirement life insurance benefits to retirees.  The associated plan amendment and curtailment resulted in the Company recording approximately $3.7 million in income in the second quarter of 2009.  Approximately $2.2 million of the $3.7 million was recorded as a reduction in cost of sales, with the remainder of approximately $1.5 million recorded as an offset to selling, general and administrative expenses.

The components of net periodic postretirement benefits are summarized as follows (in thousands):

	2010	2009
Service cost	$-	$-
Interest cost	-	86
Net amortization and deferral	-	(398)
Total FAS 106 net periodic postretirement (income) expense	$-	$(312)
Other charges (credits)
Curtailment benefit	$-	$-
Settlement	-	-
Special termination benefits	-	(3,725)
Total OPEB net periodic postretirement benefit	$-	$(4,037)

There were no payments made in connection with the OPEB plans during fiscal 2010.  Payments made in connection with the OPEB plans totaled $0.4 million for fiscal 2009.

The following table sets forth the change in projected benefit obligation, during fiscal 2010 and fiscal 2009 (in thousands):

	2010	2009
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$-	2,714
Service cost	-	-
Interest cost	-	86
Actuarial loss (gain)	-	16
Benefits paid	-	(408)
Change in plan provision	-	(2,408)
Projected benefit obligation, end of year	$-	$-

Net Liability Recognized in Balance Sheet
Funded status of plan, end of year	$-	$-
Net liability recognized in balance sheet, end of year	$-	$-
Less current liability	-	-
Net long term liability recognized in balance sheet, end of year	$-	$-

There is no net liability or amounts in accumulated other comprehensive loss for the terminated OPEB plans as of December 25, 2010 or December 26, 2009 and no future expected cash flows for the postretirement benefits other than pensions.

15.      Stock Compensation

The Company maintains the Amended and Restated Tasty Baking Company 2006 Long Term Incentive Plan (the "2006 Plan").  As of December 25, 2010, the aggregate number of shares reserved and available for grant under the 2006 Plan was 329,900 shares of the Company’s common stock.

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

The Company also has an active 2003 Long Term Incentive Plan (“2003 Plan”).  As of December 25, 2010, the aggregate number of shares available for grant under the 2003 Plan was 47,805.  The terms and conditions of the 2003 Plan are generally the same as the 2006 Plan.  A notable difference is that the 2003 Plan can only award shares to employees and directors of the Company.  The Company also has options outstanding under the 1994 Long Term Incentive Plan, the terms and conditions of which are similar to the 2003 Plan.

Under the terms of the Change of Control Agreements and Employment Agreements that the Company entered into with certain executive officers, upon a change of control, the shares granted as RSAs vest and any restrictions on outstanding stock options lapse immediately.  In addition, during  2011, the Committee approved, and the Board of Directors ratified, a resolution providing that all DSUs and equity awards, including stock options and restricted stock, would immediately vest upon a change in control.

A summary of stock options as of December 25, 2010 is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 26, 2009	314	$10.36
Granted	-	-
Forfeited	(31)	10.40
Exercised	-	-
Outstanding at December 25, 2010	283	$10.35	2.41	$682
Options exercisable at December 25, 2010	283	$10.35	2.41	$682

As of December 25, 2010, there was no unrecognized compensation related to nonvested stock options.  Additionally, there were no options granted and there was no cash received from option exercises during 2010.

The Company recognizes expense for restricted stock using the straight-line method over the requisite service period.  A summary of the restricted stock activity during fiscal 2010 is presented below:

	Shares (000s)	Weighted-Average Fair Value
Nonvested at December 26, 2009	464	$5.42
Granted	125	7.04
Forfeited	(60)	5.47
Exercised	(40)	8.70
Nonvested at December 25, 2010	489	$5.56

As of December 25, 2010, there was $1.3 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of approximately 1.54 years.  Total compensation expense recognized in the consolidated statements of operations for equity based compensation was $0.8 million and $0.7 million for the years ended December 25, 2010 and December 26, 2009, respectively.  Related income tax benefits recognized in earnings were $0.1 million and $0.3 million for the fiscal years ended December 25, 2010 and December 26, 2009, respectively.

The following table provides certain information with respect to stock options outstanding and exercisable by employees for fiscal 2010 and fiscal 2009:

	2010 Weighted-Average		2009 Weighted-Average
	Shares (000s)	Exercise Price	Shares (000s)	Exercise Price
Options outstanding at beginning of year	250	$10.29	258	$10.32
Less: Exercises	-	-	-	-
Forfeitures	(31)	10.40	(8)	11.21
	219		250
Granted	-	-	-	-
Outstanding at end of year	219	$10.28	250	$10.29
Options exercisable at year-end	219		250
Weighted-average fair value of options granted during the year		$-		$-

The following table provides certain information with respect to stock options outstanding and exercisable at December 25, 2010:

	Outstanding Options			Exercisable Options
Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares (000s)	Contractual Life	Exercise Price	Shares (000s)	Exercise Price
$8.00-$11.30	219	2.45	$10.28	219	$10.28

Weighted-average fair value of options granted during the year			$-		$-

A summary of the status of options outstanding and exercisable by the Directors of the Company for the fiscal years 2010 and 2009 is presented below:

	2010		2009
	Weighted-Average		Weighted-Average
	Shares (000s)	Exercise Price	Shares (000s)	Exercise Price
Options outstanding at beginning of year	64	$10.61	64	$10.61
Less: Exercises	-	-	-	-
Forfeitures	-	-	-	-
	64		64
Granted	-	-	-	-
Outstanding at end of year	64	$10.61	64	$10.61
Options exercisable at year-end	64		64
Range of exercise prices		$8.65 to $11.60		$8.65 to $11.60
Weighted-average fair value of options granted during the year		$-		$-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and certain weighted-average assumptions.

The Company maintains a Deferred Stock Unit Plan (the “DSU Plan”) for non-employee directors of the Company.  The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to each non-employee director’s account equivalent in value to $4 thousand on the last day of such quarter, provided that he or she is a director on the last day of such quarter.  During the third and fourth quarters of 2010, however, the Directors of the Company waived their right to be credited DSUs.  Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least five years of continuous service on the Board.  The shares may be paid out in a lump sum or at the director’s election, over a period of five years.

A summary of the status of the Director Stock Units (“DSU’s”) payable upon termination of Board service, subject to certain limitations, for the fiscal years 2010 and 2009 is presented below:

	2010		2009
	Weighted-Average		Weighted-Average
	Shares (000s)	Grant Date Price	Shares (000s)	Grant Date Price
DSU’s outstanding at beginning of year	66	$6.02	42	$6.12
Less: Exercises	-	-	-	-
Forfeitures	-	-	-	-
	66		42
Granted	11	7.10	24	5.83
Outstanding at end of year	77	$6.17	66	$6.02
DSU’s vested at year-end	68		33
Range of prices as of grant date		$3.31 to $10.45		$3.31 to $10.45

16.      Capitalization of Interest Costs

The Company capitalizes interest as a component of the cost of significant construction projects.  The following table sets forth data relative to capitalized interest (in thousands):

	Fifty-Two Weeks Ended
	2010	2009
Total interest	$7,124	$4,998
Less: Capitalized interest	(484)	(2,320)
Interest expense	$6,640	$2,678

17.      Other Expense, Net

Other expense, net consists of the following (in thousands):

	Fifty-Two Weeks Ended
	2010	2009
Interest income	$(712)	$(832)
Restructuring expense (income)(a)	2,174	(470)
Spare parts expense(b)	572	1,368
Other expense (income), net(c)	(799)	2
	$1,235	$68

(a) Refer to Note 4 – Restructure for additional details of this charge.
(b)Amount for 2010 includes $0.6 million related to the charge on disposal of spare parts that were previously expected to be relocated to the Philadelphia Navy Yard.   Amount for 2009 represents a reserve for excess and obsolete spare parts for equipment deemed to be no longer usable or have any fair market value. Amount excludes gain on sale of fixed assets and spare parts which is discussed in note (c) to this table.
(c)Amount for 2010 includes $0.7 million gain on sale of fixed assets and spare parts from the Hunting Park facility, which had a zero net book value.

18.      Income Taxes

The effective tax rates were a provision of (69.8) % in 2010 and a benefit of 47.3% in 2009. The provision/benefit for income taxes differs from the amounts derived from applying the statutory U.S. federal income tax rate of 34.0% to income before provision for income taxes as follows (in thousands):

	Fifty-Two Weeks Ended
	2010	2009
Statutory tax provision	$(9,047)	$(2,185)
State income taxes, net of federal income tax (credit)/benefit	(1,620)	(301)
Addition to (release of) tax reserves	-	(270)
Change in valuation allowance	29,187	(284)
Non-deductible expenses and other	48	2
Provision for income taxes	$18,568	$(3,038)

For the year ended December 25, 2010, the Company recognized an income tax expense of $18.6 million, which is comprised of $18.5 million related to deferred income taxes and $0.1 million related to current income taxes.  For the year ended December 26, 2009, the Company recognized an income tax benefit of $3.0 million, which is comprised of a $2.9 million benefit related to deferred income taxes and $0.1 million of expense related to current income taxes.

During the fourth quarter of 2010, the Company recorded a $29.4 million increase to the valuation allowance against its deferred tax assets, as a determination was made that it was no longer likely that these assets would be realized.

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

	2010	2009
Deferred tax assets
Pension and employee benefit costs	$10,258	$12,161
Vacation pay	-	45
Provision for doubtful accounts	1,006	814
Charitable contributions	601	596
Net operating loss carryforwards	26,801	5,947
Unused federal tax credits	433	433
Unused state tax credits	250	250
Deferred Rent	2,086	269
Other	2,194	3,872
Net deferred tax asset	43,629	24,387
Less: valuation allowance	(30,159)	(907)
Net deferred tax assets	$13,470	$23,480
Deferred tax liabilities
Depreciation and amortization	(13,470)	(4,005)
Total net deferred tax assets	$-	$19,475

The Company has federal and state deferred income tax assets of $21.0 million and $5.8 million, respectively before consideration of any valuation allowance, for the benefit tax loss carryforwards (“NOLs”). These carryforwards expire in varying amounts between 2011 and 2030.  During 2010, a full valuation allowance was recorded against all deferred tax assets, as the Company believed that it was not likely that the deferred tax assets will be realized. The valuation allowance for 2009 was primarily related to deferred tax assets in jurisdictions with relatively short carryforward periods that, in the judgment of management, were not likely to be realized.

The valuation allowance for deferred tax assets as of December 25, 2010 and December 26, 2009 was $30.2 million and $0.9 million, respectively.  The net change in the total valuation allowance for the year ended December 25, 2010 was an increase of $29.4 million.  The valuation allowance for 2010 is for all net deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of sufficient future taxable income during the periods in which those temporary differences are deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.

The establishment of the valuation allowance does not preclude the Company from utilizing its deferred tax assets in the future; however, there may be limitations on the utilization of net operating loss and other carryforwards as a result of a change in ownership.

Subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 25, 2010 would be recognized through an income tax benefit that would be reported in the consolidated statement of earnings.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	2010	2009
Beginning balance	$294	$855
Increases related to current year tax positions	-	52
Decreases related to settlements with taxing authorities	-	(558)
Decreases related to lapsing of statute of limitations	(62)	(55)
Ending balance	$232	$294

As of December 25, 2010 and December 26, 2009, the total amount of gross unrecognized tax benefits was $0.2 million and $0.3 million, respectively.   There were no unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 25, 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 26, 2009 are $0.2 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During fiscal 2010, the Company did not recognize any interest or penalties, and at December 25, 2010 there were no accrued interest and penalties.  During fiscal 2009, the Company recognized interest and penalties as income tax expense in the consolidated statements of operations totaling $(0.2) million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. The Company concluded an audit with the state of New Jersey during the year and no changes were made to its tax liabilities or tax attributes.  The statute of limitations for the other material states in which the Company operates are generally open for the 2007 through 2010 tax years.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the expiration of the statute of limitations with respect to any open tax year prior to December 25, 2010.

19.      Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan	Interest Rate Swap	OPEB Plan	Total	Comprehensive Loss
Balance at December 27, 2008	$(5,327)	$(1,273)	$1,001	$(5,599)	$(13,039)
Net loss 2009					(3,389)
2009 activity, net of tax of $383, ($91) and ($730)	414	(162)	(1,001)	(749)	(749)
Balance at December 26, 2009	(4,913)	(1,435)	-	(6,348)	(4,138)
Net loss 2010					(45,178)
2010 activity, net of tax of $919 and $44	1,354	65	-	1,419	1,419
Balance at December 25, 2010	$(3,559)	$(1,370)	$-	$(4,929)	$(43,759)

20.      Net Loss per Common Share

(in thousands, except per share amounts)

The following is a reconciliation of the basic and diluted net loss per common share computations:

	Fifty-Two Weeks Ended
	December 25, 2010		December 26, 2009
	Loss	Shares	Loss	Shares
Net loss	$(45,178)		$(3,389)
Less:
Income attributable to participating securities	(74)		(70)

Net loss available for common shareholders	$(45,252)		$(3,459)

Net loss per common share – basic	(5.56)	8,146	(0.43)	8,072

Net loss per common share – diluted	(5.56)	8,146	(0.43)	8,072

The Company has determined that the calculation of net loss per common share – basic includes all securities that are also required by the net loss per common share – diluted calculation, and therefore are the same for all periods presented. For the fiscal year ended December 25, 2010 and December 26, 2009, options to purchase common stock totaling 301,288 and 316,375, respectively, were not included in the calculation of net loss per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

21.      Subsequent Events

In January 2011, the Company amended its Bank Credit Facility and entered into various other agreements to address certain defaults, covenant violations and liquidity issues as of December 25, 2010.   The Company expects to incur approximately $0.6 million of financing costs associated with these agreements.  In connection with the Bank Amendment, as described below, the maturity date of the Bank Credit Facility has been accelerated and certain specified defaults have been waived for a period of time. In addition, in connection with the PIDC Amendment, the maturity date under the PIDC Agreement was moved up to now be the end of the Forbearance Period, and PIDC has agreed to forbear its rights and remedies under the PIDC Agreement with regard to the Designated Defaults until the last day of the Forbearance Period (capitalized terms are defined below).

Sixth Amendment to Bank Agreement

On December 31, 2010, the Company entered into a Waiver Agreement and Sixth Amendment ("Sixth Amendment") to its Credit Agreement dated as of September 6, 2007, as amended (the "Bank Agreement"). The Sixth Amendment provided a two week waiver agreement which waived certain payments that were due and certain default and financial covenant requirements. The Sixth Amendment also prohibited the Borrowers from making certain specified payments to the Landlords, PIDC or MELF through January 31, 2011.

Seventh Amendment to Bank Agreement

On January 14, 2011 the Company entered into a Waiver Agreement and Seventh Amendment ("Bank Amendment") to the Bank Agreement.

The Bank Amendment provides that the Banks waive compliance with certain obligations under the Bank Credit Facility including, without limitation, the payment of principal that would otherwise constitute an Event of Default ("Specified Defaults") from the effective date until the earlier of (i) June 30, 2011, (ii) the closing of any sale of all or substantially all of the assets or equity of the Borrowers ("Sale"), or (iii) the occurrence of any Default or Event of Default under the Bank Agreement other than a Specified Default (the "Waiver Period"). Under the Bank Amendment, (a) the Borrowers are not required to make payments of principal due under the Bank Credit Facility during the Waiver Period, (b) the Working Capital Line of Credit will remain at $35.0 million and will not be reduced during the Waiver Period, and (c) the Company shall not sell or issue equity interests or make any Restricted Payments, which includes a prohibition on the payment of dividends.  The Specified Defaults being waived are (1) any defaults in the payment of principal under the Bank Credit Agreement, (2) failure to satisfy as at December 25, 2010 certain financial covenants under the Bank Credit Agreement, (3) any Event of Default that arises as a result of a “going concern” qualification to Borrowers’ audited financial statements for the fiscal year ended December 25, 2010, and (4) any Event of Default that arises from Borrowers’ failure to make “minimum required contributions” to Borrowers’ ERISA Plans.

The Bank Amendment changed the maturity date of the Bank Credit Facility to the end of the Waiver Period and reduced the letter of credit limit to the aggregate amount of letters of credit currently outstanding, while not permitting the Borrowers to issue new letters of credit or extend outstanding letters of credit. The Bank Amendment also added new covenants, including, among others, (i) requiring that the Borrowers engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a Sale during the Waiver Period in an amount sufficient to pay all obligations of the Borrowers under the Bank Agreement and all transaction costs, and (ii) amending the financial covenants to now be as follows:

(a) Minimum EBITDA (as defined by the Bank Amendment) - Maintain on a consolidated basis EBITDA of at least the amount indicated for each period specified below:

Period	Minimum Amount

For the three months ended March 26, 2011	$3.2 million
For the four months ended April 30, 2011	$5.5 million
For the five months ended May 28, 2011	$7.7 million
For the six months ended June 25, 2011	$9.3 million

 (b) Minimum Liquidity - Maintain on a consolidated basis minimum Liquidity of:

(i) $1.25 million as of the end of each week ended February 4, 2011 through the week ended February 18, 2011;

(ii) $0.75 million as of the end of each week ended February 25, 2011 through the week ended April 8, 2011; and

(iii) For the Budget Period reflected in the Q2 Budget, an amount to be agreed upon by Borrowers and the Lenders after receipt of the Q2 Budget.

(c) Capital Expenditures - Not permit its Capital Expenditures (excluding Capital Leases) to exceed $1.7 million during the Waiver Period.

(d) Minimum Cumulative Gross Sales Test - Maintain on a consolidated basis cumulative Gross Sales of at least the amount indicated for each period specified below:

Period	Cumulative Gross Sales	Reporting Date

Nine Weeks Ended February 26, 2011	$47.4 million	March 4, 2011
Thirteen Weeks Ended March 26, 2011	$72.3 million	April 1, 2011
Thirteen Weeks Ended April 30, 2011	$76.1 million	May 6, 2011
Thirteen Weeks Ended May 28, 2011	$79.7 million	June 3, 2011
Thirteen Weeks Ended June 25, 2011	$80.1 million	July 1, 2011

The Bank Amendment also expands the definition of Event of Default (as defined by the Bank Amendment).  Subject to the waivers of the Specified Defaults, upon the occurrence and during the continuance of any Event of Default, Citizens and/or the Required Lenders may declare the outstanding loans and all other obligations under the Bank Agreement immediately due and payable.

The Bank Amendment also prohibits the Borrowers from making certain payments during the Waiver Period to the Landlords, PIDC, MELF or the Note Holders.  In addition, the Bank Amendment also provides that the applicable interest rates under the Bank Agreement will increase from and after December 31, 2010 to (i) 7.5% per annum for the Job Bank Loan, and (ii) the Daily LIBOR Rate (as defined in the Bank Agreement) plus 5.5% per annum for all other amounts borrowed under the Bank Credit Facility.  The Bank Amendment also requires the Company to pay an amendment fee of $0.5 million, which is payable at the end of the Waiver Period.

The Bank Amendment waived certain covenants as of December 25, 2010 in an order to avoid an instance of non-compliance.  As of April 11, 2011, the Company is in compliance with the amended covenants described above, and projects compliances with the stated covenants through June 30, 2011.

Subject to the waivers of certain specified defaults, upon the occurrence and during the continuance of any Event of Default, the outstanding loans and all other obligations under the Bank Credit Agreement may become immediately due and payable.

PIDC

Following an initial two-week waiver period from the PIDC, on January 14, 2011, the Company entered into a Forbearance and Amendment Agreement (“PIDC Amendment”), which amended the Credit Agreement, dated as of September 6, 2007, as amended, among the Company, as Borrower, its subsidiaries, as Guarantors, and PIDC as Lender (as amended, the “PIDC Agreement”).

Prior to the PIDC Amendment, the PIDC Agreement was a 10 year, $12.0 million line of credit from PIDC that was secured by a junior lien on the assets of the Company and it subsidiaries.

The PIDC Amendment provides for a new $2.0 million loan to the Company that accrues interest at 9.5% per annum, with interest due on a monthly basis.  Principal on this new loan is due on the “Maturity Date,” which definition was amended for all loans under the PIDC Agreement to now be the earlier of (i) June 30, 2011, (ii) the closing of a Sale (as defined under the Bank Amendment), or (iii) the occurrence of any Forbearance Default (as defined in the PIDC Amendment, which includes cross-defaults with the Bank Credit Facility, MELF, 2011 Notes and the Navy Yard leases).  This new loan will be secured by the same collateral previously provided to PIDC under the PIDC Agreement.  The PIDC Amendment also required the Company to pay an amendment fee of $30 thousand on January 14, 2011.

The PIDC Amendment provides that PIDC will not exercise its rights and remedies under the PIDC Agreement with regard to certain defaults from the Effective Date until the earlier of (i) June 30, 2011, (ii) the closing of a Sale, or (iii) the date that any Forbearance Default occurs (the “Forbearance Period”); provided, however, any Designated Default shall constitute an Event of Default under the PIDC Agreement without the need for further notice to the Company or any other person.  The "Designated Defaults" are (a) any defaults in the payment of principal or interest under the PIDC Agreement as of February 1, 2001, (b) Events of Default that arise as a result of a cross-default with the Bank Credit Agreement, (c) any Event of Default that arises as a result of a "going concern" qualification to the Company's audited financial statements for the fiscal year ended December 25, 2010, and (d) any Event of Default that arises from the Company's failure to make "minimum required contributions" to the Company's Plans so long as these contributions are made within thirty (30) days after the date when due.

The PIDC Amendment also provides for a deferral of any payments (other than payments of interest under the new loan under the PIDC Amendment) required under the PIDC Agreement until the last day of the Forbearance Period, at which time all such amounts shall be due and payable in full.  During the Forbearance Period, the PIDC Amendment also prohibits the Company or any subsidiary from paying (i) principal to the Banks under the Bank Credit Agreement (other than certain payments related to the Swing Loans (as defined in the Bank Credit Agreement)), (ii) any amounts (other than payment of Operating Expense) to the Landlords under the Lease Agrements, (iii) principal and interest under the MELF Agreements (other than interest payments under the New MELF Agreement), or (iv) principal and interest under the 2011 Notes.

The PIDC Agreement also contains customary events of default, including a cross-default to other agreements such as the Bank Agreement, the MELF Agreements and the Lease Agreements.  Upon the occurrence and during the continuance of any Event of Default, PIDC may declare the outstanding loan and all other obligations under the PIDC Agreement immediately due and payable.  The PIDC Agreement is also subject to the Intercreditor Agreement.

MELF

In connection with and as a condition of entering into the Bank Amendment, letter agreements were executed in favor of the Company by MELF effective as of December 31, 2010 and January 14, 2011 with regard to the Company’s Loan Agreements with MELF. This January 14, 2011 letter agreement with MELF generally provides for a moratorium on principal and interest payments due under the existing MELF agreements from October 1, 2010 until June 30, 2011.  Interest will accrue during the moratorium period, be capitalized and added to principal.  Principal and interest payments will resume July 1, 2011 in an amount sufficient to amortize the principal balance over the remaining life of the applicable MELF loan.

The Company also entered into a Loan Agreement with MELF, dated as of January 14, 2011 (the “New MELF Agreement”). The New MELF Agreement provides for a $1.0 million loan which is due February 1, 2021 (“MELF Loan 3”) that is secured by a second lien on certain of the Borrowers’ equipment located at the plant in Oxford, Pennsylvania and a blanket lien on all of the Borrowers’ other assets that is subordinated to the liens in favor of the Banks and PIDC, subject to the Intercreditor Agreement.  This new loan accrues interest at 4.25% per annum from and after January 14, 2011, with payments of interest and principal (using a 10-year amortization schedule) being due on the first day of each month commencing on July 1, 2011.  Interest accrued from January 14, 2011 until July 1, 2011 shall be capitalized and added to the principal to be paid during the term of the loan.  Upon an Event of Default under the New MELF Agreement, MELF may increase the interest rate to the greater of 12.5% per annum or the prime interest rate plus 2% per annum.  The New MELF Agreement has substantially the same terms as the Existing MELF Agreements.  Upon an Event of Default under the New MELF Agreement, MELF may increase the interest rate to the greater of 12.5% per annum or the prime interest rate plus 2% per annum.  The New MELF Agreement has substantially the same terms as the Existing MELF Agreements.

The MELF Agreements also contain customary events of default, including a cross-default to other loans such as the Bank Agreement and PIDC Agreement.  Upon the occurrence and during the continuance of any Event of Default, MELF may declare the outstanding loan and all other obligations under the applicable MELF Agreement immediately due and payable.  The MELF Agreements are also subject to the Intercreditor Agreement.

Lease Agreements

In connection with and as a condition of entering into the Bank Amendment, letter agreements were executed with regard to the Company’s (i)(1) Industrial Lease Agreement and (2) the Improvements Agreement with L/S 26th Street South, LP (assignee from Liberty Property/Synterra Limited Partnership) (“Bakery Landlord”), dated May 8, 2007, as amended (collectively, the “Bakery Lease”), and (ii) Lease Agreement with L/S Three Crescent Drive, LP (“Office Landlord”, and together with the Bakery Landlord, the “Landlords”), dated June 15, 2007 (“Office Lease,” and together with the Bakery Lease, the “Lease Agreements”).  The Bakery Lease relates to the Company’s improvement and lease of a 345,500 square foot building on approximately 25 acres of land that houses the Company’s new bakery and a warehouse and distribution center.  The Office Lease is for the Company’s headquarters at the Philadelphia Navy Yard.

The letter agreements provide for a waiver of certain specified payments required under the Lease Agreements during the Waiver Period, which payments shall not be paid until after the end of the Waiver Period, except for any payments of Operating Expenses under the Lease Agreements which shall continue to be due.

The letter agreements from the Landlords also waive any Event of Default under the Lease Agreements that exists up to and including the end of the Waiver Period due to the failure of the Company to make payments under the Leases.

2011 Promissory Notes

On January 14, 2011, the Company issued promissory notes (the “2011 Notes”) in the aggregate principal amount of $3.5 million to a group of accredited investors (“Note Holders”).

The 2011 Notes will mature on the earlier of (i) December 31, 2011, (ii) consummation of a Change of Control (as defined in the 2011 Notes), (iii) any form of financing by the Company in which the proceeds to the Company exceed $20.0 million, or (iv) acceleration after an Event of Default under the 2011 Notes. The 2011 Notes will accrue interest at the rate of 12% per annum, and all interest and principal will be payable on the maturity date. During an Event of Default, the interest rate of the 2011 Notes will increase to 16% per annum until paid in full. In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand.

The 2011 Notes are secured by a security interest in the Company’s accounts, equipment and inventory, which security interest is subordinated to liens in favor of the Banks, PIDC and MELF.  The 2011 Notes and the Security Agreement are also subject to the Intercreditor Agreement.

The 2011 Notes were sold only in the United States to accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. None of the Notes have been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Eighth Amendment and PIDC Second Amendment

On March 25, 2011 the Company entered into a Waiver, Consent and Eighth Amendment ("Eighth Amendment") to its Bank Agreement among the Company and the Banks. In connection with this amendment, the Company paid a fee of $0.1 million to the Banks.  The Company also entered into a Waiver, Consent and Second Amendment to the PIDC Agreement (“PIDC Second Amendment”), which amended the Credit Agreement, dated as of September 6, 2007, as amended.  These amendments provide for the following:

●
Provide for an extension from 90 days to 105 days after the Company’s fiscal year end to provide audited financial statements prepared in accordance with Generally Accepted Accounting Principles and accompanied by a report and opinion of an independent certified public accountant;

●	Waive certain specified lien defaults caused by mechanics liens;

●
Permit the Company to enter into an agreement for the disposition of certain assets, specifically related to the sale of the accounts receivable balance from The Great Atlantic and Pacific Tea Company, Inc. (“Permitted A&P Disposition”), subject to certain limitations.

Pension Funding Waiver Application

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum contributions; and it plans to file a waiver for its 2011 minimum contributions in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition to minimum contributions that would be due in each of those years.

Agreement and Plan of Merger

On April 10, 2011, Tasty Baking Company (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (and its permitted assignee)(“Merger Sub”).  Pursuant to the terms of the Merger Agreement, a tender offer (the “Offer”) will commence within 10 business days to acquire all of the outstanding shares of common stock of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any withholding taxes.

The obligation to purchase the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including no breach by the Company of its lease for its bakery at the Philadelphia Navy Yard (which has not been cured or waived) and other customary closing conditions.  In addition, the obligation to purchase the shares tendered in the Offer is also subject to the condition that the number of the outstanding shares of Common Stock that have been validly tendered and not validly withdrawn, together with any shares of Common Stock then owned by Flowers and its subsidiaries, equals a majority of the Common Stock outstanding (assuming conversion of all deferred stock units but not any other derivative securities) as of the expiration of the Offer.

As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (“Merger”) and the Company will become a wholly-owned subsidiary of Flowers and will remain responsible for the Company’s existing obligations, including those under the defined benefit pension plan.  If Flowers and any of its affiliates acquire more than 80% of the outstanding shares of the Common Stock, the merger will be completed through the “short form” merger procedures available under Pennsylvania law.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Offer or Merger will occur before June 30, 2011 or at all.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 25, 2010.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2010.

This  report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On January 5, 2011, the Company announced that it was experiencing extremely tight liquidity. As described above in Item 1 (Business), in response to this situation, the Company explored various strategic alternatives, which culminated in the sale of the Company to Flowers pursuant to the Merger Agreement (the “Transaction”).  On February 25, 2011, after considering the Company’s desire to retain and incent certain key employees during this period of uncertainty caused by a possible transaction, the Board of Directors ratified the following compensation actions by the Compensation Committee:

1.
Agreed that Mr. Ridder and Mr. Weilheimer were each awarded a bonus in the amount of $25,000 to generally be paid within 90 days of the earlier of June 30, 2011 and the successful completion of a Transaction;

2.
Resolved that all equity awards, including stock options, restricted stock and deferred stock units, would vest immediately upon a Change of Control, as defined in the Company’s Long-Term Incentive Plans; and

3.
Resolved that the provision in the Company’s Employment Agreement with Mr. Pizzi and the Change of Control Agreements with certain senior executives that limits the aggregate amount of the benefits payable to such persons upon a Change of Control (as defined in such agreements), to three percent (3%) of the total transaction value, be clarified to reflect that the aggregate amount be based on the total enterprise value of the transaction.

4.	Awarded an aggregate of 68,000 shares of restricted stock to eligible employees, including (i) 4,000 shares to Ms. Bayles, (ii) 25,000 shares to Mr. Ridder and (iii) 20,000 shares to Mr. Weilheimer;

5.
Set the individual bonus target percentages for fiscal 2011 awards under the Company’s Annual Incentive Plan for the named executive officers as follows:  Mr. Pizzi (60%); Ms. Bayles (45%); Mr. Ridder (45%) and Mr. Weilheimer (40%)

These compensation arrangements are described in more detail below under Item 11 (Executive Compensation.).

On March 25, 2011 the Company entered into a Waiver, Consent and Eighth Amendment ("Eighth Amendment") to its Bank Agreement among the Company and the Banks. The Company also entered into a Waiver, Consent and Second Amendment to the PIDC Agreement (“PIDC Second Amendment”), which amended the Credit Agreement, dated as of September 6, 2007, as amended.  These amendments provides for an extension from 90 days to 105 days after the Company’s fiscal year end to provide audited financial statements prepared in accordance with Generally Accepted Accounting Principles and accompanied by a report and opinion of an independent certified public accountant; waive the Specified Lien Defaults; and permit the Company to enter into an agreement for the disposition of certain assets, specifically related to the sale of the accounts receivable balance from A&P, subject to certain limitations. The Eighth Amendment is described in greater detail above under Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operations).

Disclosure of this information in this Item 9B shall not be deemed an admission as to the materiality of this information.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART III

Item 10.   Directors and Executive Officers

INFORMATION ABOUT THE BOARD OF DIRECTORS

The Company’s Board of Directors is presently composed of 9 members. The Company’s Amended and Restated Articles of Incorporation and Amended and Restated By-Laws provide for 3 classes of directors with staggered terms of 3 years each. The terms of each class end at successive annual meetings so that the shareholders elect one class of directors at each annual meeting of shareholders.

The current members of the Board of Directors and their terms are set forth below, together with certain biographical information.

Directors — Class I (Term Expires at Annual Meeting in 2011):

James C. Hellauer (age 72) – Mr. Hellauer has served as a director of the Company since May 2005. From 1999 until his retirement in January 2007, Mr. Hellauer served as the Executive Director of The Colmen Group, a consulting company that provides management services to middle market companies. Mr. Hellauer is also a director of PMA Capital Corporation, a property and casualty insurance holding company, and East River Bank in Philadelphia Pennsylvania. The Board concluded that Mr. Hellauer should serve as a director of the Company in light of his financial, strategic planning and leadership experience as the former Chief Financial Officer and Chief Executive Officer of Provident American Corporation, a publicly-held insurance company, and the former Chief Executive Officer of Environmental Technologies, Inc., a publicly-held designer and manufacturer of products and systems for managing the environment.

James E. Nevels (age 59) – Mr. Nevels has served as a director of the Company since May 2005. Mr. Nevels serves as the Chairman of The Swarthmore Group, an independent registered investment advisory firm, which he founded in 1991. He currently serves as Chairman of the Board of Directors of The Hershey Company and is a member of the Board of Directors of the Hershey Trust Company and the Board of Managers of the Milton Hershey School. Mr. Nevels is also a member of the Board of Directors of the Federal Reserve Bank of Philadelphia. In addition, Mr. Nevels is a Member of Council and Secretary of The Pennsylvania Society and a member of the Board of Overseers of the Pro Football Hall of Fame. From December 2001 until September 2007, Mr. Nevels was the Chairman of the Philadelphia School Reform Commission, which was charged with overseeing the turnaround of the Philadelphia School System. In addition, Mr. Nevels was appointed by the President of the United States to the Advisory Committee to the Pension Benefit Guaranty Corporation; he served a three year term, 2004-2007, and was Chairman 2005-2007. The Board concluded that Mr. Nevels should serve as a director of the Company in light of his extensive experience on the Board of Directors of numerous private and public organizations, including his current position as the Chairman of the Board of a publicly-held consumer goods company, along with his expertise with respect to pension and governance matters.

Mark T. Timbie (age 56) – Mr. Timbie has served as a director of the Company since April 2007. Since January 2007, Mr. Timbie has served as President – North American Consumer Foods of McCormick & Company, Incorporated. Since 1996, Mr. Timbie has served in a variety of positions at McCormick & Company, Incorporated, including President – International Consumer Products Group from January 2004 to December 2006; President of McCormick Canada from January 2001 to December 2003; Vice President & General Manager for Perimeter Products and Consumer Marketing during 2000 and Vice President for Sales & Marketing for the McCormick/Schilling Division from 1996 until 2000. Prior to joining McCormick & Company, Incorporated, Mr. Timbie was Senior Vice President for Sales and Marketing for Tetley Incorporated. The Board concluded that Mr. Timbie should serve as a director of the Company in light of his extensive experience in sales and marketing and his management experience as the President of a division of a publicly-held consumer goods company.

Directors — Class II (Term Expires at Annual Meeting in 2012):

Ronald J. Kozich (age 71) – Mr. Kozich has served as a director of the Company since December 2000. Mr. Kozich retired as a partner from Ernst & Young LLP on September 30, 1999. Prior to his retirement, he was the managing partner of Ernst & Young LLP, Philadelphia. Mr. Kozich is a member of the Board of Directors of CDI Corporation, a professional services company that offers high-value engineering, IT and professional staffing solutions, and the Board of Managers of IPR International, LLC, an outsourced data back up provider. The Board concluded that Mr. Kozich should serve as a director of the Company in light of his financial and accounting knowledge, his leadership skills from his former position at a large accounting firm and his experience on the audit committee of another publicly-held company.

James E. Ksansnak (age 71) – Mr. Ksansnak has served as a director of the Company and Chairman of the Board of Directors since May 2003. Mr. Ksansnak is a director of ARAMARK Corporation and was Vice Chairman of ARAMARK from May 1997 until February 2001. Prior to May 1997, he was Executive Vice President and Chief Financial Officer of ARAMARK. He is also a director of CSS Industries, Inc. The Board selected Mr. Ksansnak to serve as Chairman due to his leadership skills, including his ability to communicate and encourage discussion among all Board members.

Charles P. Pizzi (age 60) – Mr. Pizzi has served as a director, President and Chief Executive Officer of the Company since October 2002. Prior to joining the Company, Mr. Pizzi served as President and Chief Executive Officer of the Greater Philadelphia Chamber of Commerce from April 1989 until October 2002. He is the Chairman of the Board of Directors of the Federal Reserve Bank of Philadelphia and serves on the Board of Directors for Independence Blue Cross and the Board of Trustees for Brandywine Realty Trust. In addition, Mr. Pizzi served on the Board of Directors of the Philadelphia Stock Exchange from 1998 to 2008 and on the Board of Governors of NASDAQ OMX PHLX, Inc. from 2008 to 2009. The Board concluded that Mr. Pizzi should serve as a director of the Company in light of his intimate knowledge of the Company as its President and Chief Executive Officer, his significant management and leadership skills, and his extensive experience on other private and public company Boards. In addition, Mr. Pizzi has a deep knowledge and understanding of issues involving the City of Philadelphia and the Commonwealth of Pennsylvania, where the Company has its headquarters and primary baking operations.

Directors — Class III (Term Expires at Annual Meeting in 2013):

Mark G. Conish (age 58) – Mr. Conish has served as a director of the Company since March 2006. In May 2007, Mr. Conish was appointed Executive Vice President, Global Operations of Church & Dwight Co. Inc., manufacturer of the Arm & Hammer line. From December 2004 until May 2007, Mr. Conish served as Vice President of Global Operations for Church & Dwight and from July 1999 to December 2004, Mr. Conish served as Church & Dwight’s Vice President of Operations. The Board concluded that Mr. Conish should serve as a director of the Company in light of his financial and strategic planning experience, his extensive knowledge of supply chain operations and his significant leadership position as Executive Vice President, Global Operations of a publicly-held consumer goods company.

Judith M. von Seldeneck (age 70) – Ms. von Seldeneck has served as a director of the Company since July 1991. She is the Chairman and Chief Executive Officer of Diversified Search LLC, a generalist executive search firm. Ms. von Seldeneck is also a member of the Board of Directors of Citizens Financial Group, Inc. and the Greater Philadelphia Chamber of Commerce; and Chair of the National Association of Corporate Directors, Philadelphia Chapter. Ms. von Seldeneck was formerly a director of Teleflex, Incorporated from April 2003 to December 2008, where she served on the Compensation Committee. The Board concluded that Ms. von Seldeneck should serve as a director of the Company in light of her expertise with respect to compensation matters and succession planning, as well as her considerable marketing, leadership, strategic planning and entrepreneurial experience.

David J. West (age 48) – Mr. West has served as a director of the Company since December 2003. Since October 2007, Mr. West has served as President of The Hershey Company and since December 2007, Mr. West has served as President and Chief Executive Officer of The Hershey Company. Since 2001, Mr. West has served in a variety of positions at The Hershey Company, including Executive Vice President, Chief Operating Officer from January 2007 to October 2007; Senior Vice President and Chief Financial Officer from January 2005 until January 2007 (and continued to serve as Chief Financial Officer until July 2007); Senior Vice President, Chief Customer Officer from December 2002 to December 2004; and Senior Vice President, Business Planning and Development from June 2001 to December 2002. Prior to joining The Hershey Company, Mr. West was employed by Kraft Foods Inc. as Senior Vice President, Finance from December 2000 to June 2001, and by Nabisco, Inc. as Senior Vice President and Chief Financial Officer, Biscuit and Snacks Group, from November 1999 to December 2000. Mr. West is a director of The Hershey Company. The Board concluded that Mr. West should serve as a director of the Company in light of his valuable experience as President and Chief Executive Officer of a publicly-held consumer goods company and his extensive experience in finance and corporate strategic planning.

INFORMATION ABOUT THE CURRENT EXECUTIVE OFFICERS (NOT ALSO A DIRECTOR)

Autumn R. Bayles (age 40) – Ms. Bayles was appointed Senior Vice President, Strategic Operations in May 2007. Ms. Bayles joined the Company in August 2003 as Chief Information Officer and was appointed Senior Vice President, Strategic Operations and Technology in July 2006. Prior to joining the Company, Ms. Bayles was Managing Principal Consultant for IBM Business Consulting Services, a division of IBM, from October 2002 to August 2003.

Robert V. Brown (age 51) – Mr. Brown was appointed Senior Vice President, Sales in February 2010. Mr. Brown rejoined the Company in February 2003 as Director, Route Sales, and served as Vice President, Route Sales from August 2003 to January 2010. Prior to joining the Company, Mr. Brown was District Sales Manager for Lance, Inc. from January 2002 to February 2003. Mr. Brown was previously employed by the Company from 1984 to December 2001 and served as Director, Route Sales, from 1993 to 2001.

Paul D. Ridder (age 39) – Mr. Ridder was appointed Senior Vice President and Chief Financial Officer in March 2008. Previously, Mr. Ridder was Vice President, Corporate Controller and Chief Accounting Officer from May 2007 until March 2008, and was Vice President, Corporate Controller from March 2007 until May 2007. Prior to joining the Company in March 2007, Mr. Ridder was employed by Radnor Holdings Corporation, a global manufacturer and distributor of disposable foodservice packaging and specialty chemical products, as Vice President Corporate Transactions from September 2006 until March 2007; Chief Financial Officer and Vice President Finance from September 2005 until September 2006; Vice President Finance and Corporate Controller from December 2002 until September 2005; and Corporate Controller from January 1998 until December 2002. Radnor Holdings Corporation filed for bankruptcy in August 2006. Prior to Radnor Holdings Corporation, Mr. Ridder was a Senior Accountant with Price Waterhouse LLP.

Laurence Weilheimer (age 48) – Mr. Weilheimer joined the Company in April 2006 as General Counsel, and was appointed Senior Vice President, General Counsel and Corporate Secretary in February 2007. Prior to joining the Company, Mr. Weilheimer was Corporate Counsel – Business Development at the global management consulting firm of Towers, Perrin, Forster & Crosby, Inc. from January 1997 to April 2006, and was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen from September 1990 to January 1997.

CORPORATE GOVERNANCE

Code of Business Conduct

Each of the Company’s directors, officers and employees are required to comply with its Code of Business Conduct. The Code of Business Conduct sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code of Business Conduct is available on the Company’s website at www.tastykake.com, under the “Investors, Corporate Governance” headings. A copy of the Company’s Code of Business Conduct may also be obtained, without charge, by any shareholder upon written request directed to the Corporate Secretary of the Company at Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania 19112. The Company will post to its website any amendments to the Code of Business Conduct, or waiver from its provisions for principal executive officers or directors, under the “Investors, Corporate Governance” headings.

Committees of the Board

The Board has 4 standing committees. Each committee operates pursuant to a charter approved by the Board of Directors, copies of which are available on the Company’s website at www.tastykake.com, under the “Investors, Corporate Governance” headings, or upon written request directed to the Corporate Secretary of the Company at Three Crescent Drive, Suite 200, Philadelphia, Pennsylvania 19112.

Audit Committee:

Members: Mr. Kozich (Chair); Mr. Conish; Mr. Hellauer; and Mr. Ksansnak

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Board of Directors has determined that each member of the Audit Committee is “independent” and financially literate as required by the applicable NASDAQ Listing Standards. In addition, the Board of Directors has determined that Ronald J. Kozich is an “audit committee financial expert” within the meaning stipulated by rules of the Securities and Exchange Commission (“SEC”).

The Audit Committee’s responsibilities are discussed in detail in the charter, which include, among other duties, the responsibility to:

●	oversee the integrity of the financial statements and the performance of the internal audit function;
●	select, retain or terminate the independent registered public accounting firm;
●	review and discuss with the independent registered public accounting firm and financial management the scope of the audit;
●
hold meetings periodically with the independent registered public accounting firm, the internal audit function and management to review and consider the adequacy and effectiveness of financial reporting, internal controls and risk assessment;

●	review consolidated financial statements and disclosures and critical accounting policies and practices;
●	review and approve all related party transactions;
●	oversee compliance with legal and regulatory requirements and the Company's Code of Business Conduct; and
●	evaluate the qualification, performance and independence of the independent registered public accounting firm.

Nominating and Corporate Governance Committee:

Members: Mr. Nevels (Chair); Mr. Hellauer; Mr. Ksansnak; and Mr. West

Each member of the Nominating and Corporate Governance Committee is “independent” as affirmatively determined by the Board of Directors pursuant to the applicable NASDAQ Listing Standards. The Nominating and Corporate Governance Committee’s responsibilities are discussed in detail in the charter, which include, among other duties, the responsibility to:

●	establish selection criteria and qualifications for new directors;
●	identify, consider and recommend to the Board candidates to fill vacancies on the Board or stand for election to the Board at the next meeting of shareholders;
●	recommend to the Board directors to serve on each Board committee;
●	review the size, structure, function and needs of the Board and its committees; and
●	develop, recommend and assess the Corporate Governance Guidelines.

Strategic Planning Committee:

Members: Mr. West (Chair); Mr. Conish; Mr. Ksansnak; Mr. Pizzi; Mr. Timbie and Ms. von Seldeneck

Except for Mr. Pizzi, each member of the Strategic Planning Committee is “independent” as affirmatively determined by the Board of Directors pursuant to the applicable NASDAQ Listing Standards. The Strategic Planning Committee’s responsibilities are discussed in detail in the charter, which include, among other duties, the responsibility to:

●	review and recommend to the Board the strategic planning process, long-range objectives and strategic plan for the Company;
●	meet with management at least annually to review its strategic planning process and its long-range financial and strategic plan; and
●	review and advise the Board regarding strategic business issues, including acquisitions, mergers, divestitures, financing, capital structure and dividend policy.

Compensation Committee:

Members: Ms. von Seldeneck (Chair); Mr. Kozich; Mr. Ksansnak; and Mr. Nevels

The Compensation Committee is composed entirely of “outside directors” within the meaning of the regulations of Section 162(m) of the Internal Revenue Code of 1986, as amended, “non-employee directors” under SEC Rule 16b-3 and “independent” directors as affirmatively determined by the Board of Directors pursuant to the applicable NASDAQ Listing Standards.

The Compensation Committee’s responsibilities, discussed in detail in the charter, include, among other duties, the responsibility to:

●	review and recommend to the Board the base salary, incentive compensation and any other compensation for the Company's executive officers;
●	evaluate the CEO's performance;
●	review and recommend to the Board compensation, equity-based plans and benefit programs for non-employee directors;
●	monitor the Company's cash bonus and equity based compensation plans, retirement and welfare plans and discharge the duties imposed on the Compensation Committee by the terms of those plans;
●	review and evaluate the Company's management succession planning process; and
●	perform other functions or duties deemed appropriate by the Board.

Compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board of Directors. The Compensation Committee may delegate authority to a subcommittee under its charter. The Compensation Committee relies upon the Company's executive officers and outside compensation consultants in order to assist the Compensation Committee in performing its duties.

The Compensation Committee has authority under its charter to retain, approve fees for and terminate consulting firms, independent counsel or other advisors. In this regard, the Compensation Committee engaged Towers Watson & Co. (“Towers Watson”), a nationally recognized compensation consulting firm and, subsequent to July 1, 2010, Pay Governance LLC (“Pay Governance”), a newly-formed non-affiliated entity staffed by former Towers Watson consultants, to assist it in making compensation decisions (Towers Watson and Pay Governance are collectively referred to as “the Compensation Consultants”). In addition to providing competitive information on all elements of executive compensation from a compensation survey, the Compensation Consultants also provide the Compensation Committee with information on compensation trends and alternatives to consider when making compensation decisions.

With regard to director compensation, the Compensation Committee is responsible for reviewing and recommending to the Board compensation, equity-based plans and benefit programs for the non-employee directors. In 2007 the Compensation Committee retained Towers Watson to review the Company's director compensation and to provide the Compensation Committee with information regarding director compensation at comparable companies in order to identify market practices. The Compensation Consultants did not review director compensation in 2008, 2009 or 2010.

With regard to the compensation of executive officers other than the Chief Executive Officer, the Compensation Committee will review and consider the recommendation of the Company’s Chief Executive Officer as to the form and amount of compensation. The Chief Executive Officer generally obtains the assistance of the Company's management and the Compensation Consultants in formulating these recommendations.

The agenda for meetings of the Compensation Committee is determined by its Chair with the assistance of the Company's management. The Chair will generally coordinate with management and/or the Compensation Consultants prior to meetings to obtain their assistance as described above, including the preparation and distribution of materials for review by the members of the Compensation Committee. At meetings of the Compensation Committee, the Compensation Committee usually conducts a portion of the meeting in executive session. The Compensation Committee’s Chair reports the Compensation Committee’s recommendations on executive compensation to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and 10% shareholders are required under the Securities Exchange Act of 1934 to file reports of ownership and change in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

Based solely on review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2010 its executive officers, directors and 10% holders complied with all filing requirements, except that Mr. Vidovich, a current employee who is a former executive officer, filed a late Form 4 in connection with the sale of 923 shares in September 2010.

Item 11.   Executive Compensation

DIRECTOR COMPENSATION

The Company’s director compensation policy for non-employee directors is set forth below:

●
$1,000 for each Board and committee meeting attended by a non-employee director (see footnote 1 to the Director Compensation Table below regarding the waiver of meeting fees for the second half of fiscal 2010; these fee payments resumed in fiscal 2011);

●
an annual cash retainer fee of $15,000 to non-employee directors and the additional annual retainer fees set forth below (see footnote 1 below regarding the waiver of the portion of the annual cash retainer fee attributable to the second half of fiscal 2010; these retainer fee payments resumed in fiscal 2011);

●
$16,000 of equivalent value Deferred Stock Units ("DSUs") as described in the narrative below (see footnote 2 below regarding the waiver of the quarterly DSU grants for the second half of fiscal 2010; these DSU grants resumed in the first quarter of fiscal 2011);

●	$5,000 for the independent Chairman of the Board;
●	$4,000 for the Chair of the Audit Committee; and
●	$2,500 for the Chair of the Compensation Committee, the Chair of the Nominating and Corporate Governance Committee and the Chair of the Strategic Planning Committee.

Director Compensation Table

The following table discloses the actual compensation paid to or earned by each non-employee director in fiscal 2010:
-
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
M.G. Conish	$13,500	$9,816	$400	(3)	$23,716
J.C. Hellauer	14,500	9,816	-		24,316
R.J. Kozich	17,500	9,816	-		27,316
J.E. Ksansnak	20,000	9,816	-		29,816
J.E. Nevels	11,750	9,816	-		21,566
M.T. Timbie	10,500	9,714	400	(4)	20,614
J.M. von Seldeneck	13,750	9,816	-		23,566
D.J. West	12,750	9,816	-		22,566

(1)
During the second half of fiscal 2010, the directors waived the meeting fees and the portion of their annual retainer fees attributable to the second half of fiscal 2010. The amounts waived are not included in this table.

(2)
For the first two quarters of fiscal 2010, each director was credited with DSUs as described in the narrative below regarding the DSU Plan. Beginning in the third quarter of 2010, the directors elected to waive the quarterly DSU grants for the second half of 2010. The dividend reinvestment provisions of the DSU Plan were not impacted and upon payment of dividends on the Company's common stock, each director was credited with additional DSUs equivalent in value to the dividends. The amounts shown in this column represent the aggregate grant date fair value of the DSUs calculated in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 regarding share-based payments. Additional information regarding stock awards to the directors is set forth below:

●
At the end of fiscal 2010, the aggregate number of DSUs credited to each director was: Mr. Ksansnak -9,670; Mr. Conish - 9,670; Mr. Hellauer - 9,670; Mr. Kozich - 9,670; Mr. Nevels - 9,670; Mr. Timbie - 9,153; Ms. von Seldeneck - 9,670 and Mr. West - 9,670.

●	At the end of fiscal 2010, Messrs. Hellauer, Kozich, Ksansnak, Nevels and West and Ms. von Seldeneck had more than 5 years of continuous service as a director and their DSUs had vested.
●
At the end of fiscal 2010, the aggregate number of shares of common stock underlying outstanding option awards to the Company's directors was: Mr. Ksansnak - 15,000; Mr. Hellauer - 5,000; Mr. Kozich - 10,000; Mr. Nevels - 5,000; Ms. von Seldeneck - 23,875 and Mr. West - 5,000.

●	At the end of fiscal 2010, Mr. Conish had 2,000 restricted shares as further discussed in footnote 3 below and Mr. Timbie had 2,000 restricted shares as further discussed in footnote 4 below.

(3)
Upon his appointment to the Board, Mr. Conish was granted 2,000 restricted shares of the Company's common stock with a Grant Date of March 24, 2006. These restricted shares vested and became nonforfeitable on the fifth anniversary of the Grant Date. The amount shown represents restricted stock dividend payments received during fiscal 2010.

(4)
Upon his appointment to the Board, Mr. Timbie was granted 2,000 restricted shares of the Company's common stock with a Grant Date of April 15, 2007. These restricted shares will vest and become nonforfeitable on the fifth anniversary of the Grant Date provided Mr. Timbie remains a director. The amount shown represents restricted stock dividend payments received during fiscal 2010.

Until February 2007, the Company maintained a Retirement Plan for Directors (the “Retirement Plan”) that provided that non-employee directors who ceased to be directors and who reached age 65 with five or more years of service on the Board of Directors were entitled to receive an annual retirement benefit equal to the amount of the annual cash retainer fee in effect on the date the director ceases to be a director (but not less than $16,000 for directors serving on December 31, 1993). Under the terms of the Retirement Plan, retired directors receive this benefit in equal monthly installments until the earlier of the death of the retired director or for the number of years of credited service of such director as a member of the Board of Directors of the Company.

In connection with the Retirement Plan, the Company entered into a Trust Agreement for the benefit of directors. Under this Trust Agreement, in the event of a Potential Change of Control (as that term is defined in the Trust Agreement) of the Company, the Company is obligated to deposit sufficient funds with the Trustee to enable it to purchase annuity contracts to fund the directors’ retirement benefits. In addition, the Company has a similar arrangement to fund a trust agreement for certain SERP agreements with former officers. By entering into the Merger Agreement on April 10, 2011, the Company triggered a Potential Change of Control, however, the Company did not deposit these funds (estimated to be approximately $6 million) with the Trustee as required by the respective trust agreement. Instead, pursuant to the terms of the Merger Agreement, Flowers has agreed to pay the retirement benefits owed under the Retirement Plan and the SERP arrangements following the closing of the Offer.

Effective February 15, 2007, benefit accruals under the Retirement Plan were frozen for current directors and future directors were precluded from participating in the Retirement Plan. Participants are credited for service under the Retirement Plan after February 15, 2007, solely for vesting purposes. The amount of the annual retirement payment for participants is equal to $15,000 or $16,000 for directors who were eligible to participate in the Retirement Plan as of December 31, 1993. On February 15, 2007, the Board of Directors approved a Deferred Stock Unit Plan for Directors (the “DSU Plan”). The DSU Plan provides that for each fiscal quarter, the Company will credit DSUs to the director’s account equivalent in value to $4,000 on the last day of such quarter, provided that he or she is a director on the last day of such quarter. The number of DSUs that are credited for the quarter shall be determined by dividing $4,000 by the per share closing price of shares of the Company’s common stock on the last business day of the quarter. Directors will be entitled to be paid in shares upon termination of Board service provided the director has at least 5 years of continuous service on the Board. The shares may be paid out in a lump sum or, at the director’s election, over a period of 5 years.

Beginning in the third quarter of 2010, the directors elected to waive the quarterly DSU grants for the second half of 2010 with such quarterly DSU grants resuming in the first quarter of fiscal 2011. The DSU Plan provides that a director’s account will be credited with dividend equivalents on each date that the Company pays dividends on its shares of common stock, which means that a director will receive additional DSUs equivalent in value to the dividends that would have been paid on shares equal to the number of DSUs credited to the director’s account immediately prior to the record date of the dividends. This dividend reinvestment provision of the DSU Plan was not impacted by the election to suspend the quarterly DSU grants for the second half of fiscal 2010.

In February 2011, the Committee approved, and the Board of Directors ratified, a resolution providing that all DSUs would immediately vest upon a change in control as defined in the LTIPs.  This was approved in connection with providing that all equity awards, including stock options and restricted stock held by employees who are not executive officers with change of control agreements, would immediately vest upon a change in control.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by the Company’s President and Chief Executive Officer and its next 2 highest compensated executive officers (the “named executive officers”) for the fiscals ended December 25, 2010 and December 26, 2009.

Name and			Stock	Non-Equity Incentive Plan	Nonqualified Deferred Compensation		All Other
Principal		Salary	Awards	Compensation	Earnings		Compensation		Total
Positions	Year	($)	($)(1)	($)(2)	($)		($)(4)		($(2)(7)
C.P. Pizzi	2010	$538,807	$281,600	$-	$23,753	(3)	$299,022	(5)(6)	$1,143,182
President &	2009	529,999	130,560	-	8,933	(3)	284,908	(5)(6)	954,400
CEO
A.R. Bayles	2010	240,692	140,800	-	-		20,523		402,015
SVP, Strategic	2009	225,000	57,120	-	-		18,843		300,964
Operations
P. Ridder. SVP, Chief	2010	232,461	105,600	-	-		17,550		355,612
Financial Officer (8)

(1)
The amounts in the “Stock Awards” column reflect the grant date fair value dollar amount of the awards of restricted stock granted in fiscal 2009 and 2010 calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 regarding share-based payments.

(2)
The Company’s proxy statement for the 2010 Annual Meeting contained an amount for 2009 in the “Non-Equity Incentive Plan Compensation” column to reflect cash awards initially approved under the Company’s Annual Incentive Plan (“AIP”), which amount was also reflected in the “Total” column. On June 22, 2010, the Company’s Board of Directors ratified an action by the Compensation Committee to not pay amounts under the AIP for fiscal 2009 totaling $222,600 for Mr. Pizzi, $67,113 for Ms. Bayles and $47,950 for Mr. Ridder (see discussion below under the “Annual Incentive Plan” heading).

(3)
The amount shown represents above-market interest on Mr. Pizzi’s retirement benefits under a Supplemental Executive Retirement Plan (the “SERP”) (the SERP is described in more detail below under the heading “Retirement Plans and Employment and Change of Control Agreements”).

(4)
The amount shown in the “All Other Compensation” column for each of the named executive officers includes (i) Company contributions under the Tasty Baking 401(k) Plan and Company Funded Retirement Plan and (ii) restricted stock dividend payments.

(5)
The amount shown in the “All Other Compensation” column for Mr. Pizzi includes retirement benefits under the SERP to which the Company credited $213,345 of contributions in 2010 and $206,706 of contributions in 2009.

(6)	The amount shown in the “All Other Compensation” column for Mr. Pizzi for 2010 and 2009 also includes:

●	the value attributable to personal use of an automobile provided by the Company (as calculated in accordance with Internal Revenue Service Guidelines). Such amount is included as compensation on Mr. Pizzi’s W-2, and Mr. Pizzi is responsible for paying income taxes on such amount;
●	personal professional services, such as financial and legal services;
●	membership in 2 business or country clubs; and
●	a life insurance policy.

(7)
The amounts shown in this Summary Compensation Table do not include awards of restricted stock granted on March 1, 2011. Ms. Bayles received an award of 4,000 shares of restricted stock; 1,647 shares of which will vest on March 1, 2012 and 2,353 shares of which will vest in three equal annual installments beginning on March 1, 2012, subject to her continued employment on such vesting dates. Mr. Ridder received an award of 25,000 shares of restricted stock; 10,294 shares of which will vest on March 1, 2012 and 14,706 shares of which will vest in three equal annual installments beginning on March 1, 2012, subject to his continued employment on such vesting dates.

(8)	Mr. Ridder was not a named executive officer in fiscal 2009.

Annual Incentive Plan

The Company provides executives with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”), which annual awards are based upon the Company’s performance relative to certain targets established at the beginning of each year. The formula used to calculate each award is the product of:

●	the executive’s salary,
●	the bonus target percentage for the executive, and

●	a percentage reflecting the Company’s actual performance relative to the established performance targets (“Payout Percentage”).

At the beginning of each year, the Compensation Committee (subject to ratification by the Board of Directors) determines (i) the bonus target percentage for each executive officer (which is based on the executive officer’s level of responsibility), (ii) the Company performance measure for the year, and (iii) the range of potential payouts based upon relative performance of the Company against the performance targets set by the Compensation Committee. The Compensation Committee may use its discretion to adjust any award determined by the formula to take into account (x) extraordinary, unusual and/or non-recurring items of gain or loss occurring during the performance year and (y) the individual’s performance or changes in the individual’s duties and responsibilities.

In March 2010, the Compensation Committee reviewed the Company’s actual performance in fiscal 2009 against the performance measure that had been set at the start of fiscal 2009 and, using interpolation between the threshold of 50% and the target of 100%, determined that the Payout Percentage would be 70%. The resultant amounts were previously disclosed for the named executive officers in the Summary Compensation Table and in the narrative following the Summary Compensation Table in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders. However, on June 22, 2010, the Board of Directors ratified an action by the Compensation Committee to not pay any amounts under the AIP for fiscal 2009. This decision was made in order to serve the best interests of the Company, including supporting the Company’s efforts to maintain compliance with financial covenants under its bank credit facility and other loans. Therefore, no payments were made under the AIP in fiscal 2010 for fiscal 2009 performance, and the Company reversed amounts accrued for such potential payments during 2010 totaling $222,600 for Mr. Pizzi, $67,113 for Ms. Bayles and $47,950 for Mr. Ridder.

For fiscal 2010 awards, the individual bonus target percentage ranged from 35% to 60% of base salary for the 2010 named executive officers (Mr. Pizzi (60%), Ms. Bayles (45%) and Mr. Ridder (35%)). A “Target Award” was determined for each named executive officer, which was the product of his or her individual bonus target percentage multiplied by his or her salary. The AIP award for each named executive officer is the product of his or her Target Award multiplied by the Payout Percentage.

For fiscal 2010, the performance measure for the named executive officers was adjusted EBITDA (operating income before non-cash rentals related to the Company’s new corporate offices and bakery operations at the Philadelphia Navy Yard, decommissioning costs related to the move from the Company’s former bakery at Hunting Park to the Navy Yard, depreciation, amortization and any benefit or expense associated with the Company’s historical pension costs (referred to as “AIP EBITDA”). The potential Payout Percentage for the 2010 AIP ranged from 0% to 250% of the Target Award, with the actual Payout Percentage being determined by interpolation from the target set for achievement of 100% of the Target Award. A level of AIP EBITDA was set by the Compensation Committee for achievement of 100% of the Target Award. Additionally, a threshold AIP EBITDA was set for a payout of 50% of the Target Award and a maximum AIP EBITDA was set for the maximum payout of 250% of the Target Award. If the threshold AIP EBITDA was not achieved, no AIP bonus would be payable and, on the other hand, if the maximum AIP EBITDA was exceeded, the Payout Percentage would remain at 250%.

For fiscal 2010, in February 2011 the Compensation Committee reviewed the Company’s actual 2010 AIP EBITDA, which was below the threshold AIP EBITDA, and the Compensation Committee determined that there would not be any payout under the AIP for fiscal 2010 performance, which determination was ratified by the Board of Directors. In addition, the Compensation Committee set the individual bonus target percentages for fiscal 2011 awards (Mr. Pizzi (60%); Ms. Bayles (45%) and Mr. Ridder (45%)).

Long-Term Incentive Compensation

For fiscal 2009 performance, the Compensation Committee utilized a restricted stock award program under which executive officers and certain other employees were eligible for an award of restricted stock based on the Company’s achievement of certain performance measures. The maximum number of shares of restricted stock that could be awarded in 2010 for 2009 performance under the program was not an exact number. Rather, it was the number of shares of common stock remaining available for issuance under its 2003 Long Term Incentive Plan and its 2006 Long Term Incentive Plan (collectively, the “LTIP Plans”) at the time the specific awards were determined in the first quarter of 2010. At the beginning of fiscal 2009 the Compensation Committee approved certain performance measures that it would generally consider in determining future awards under the restricted stock award program; however, at such time no determination was made regarding target awards, range of awards or other allocation of shares for named executive officers or other eligible employees as these were subject to the discretion of the Compensation Committee, subject to ratification by the Board of Directors. The performance measures for awards based on fiscal 2009 performance related to completion of numerous operational milestones related to the Company’s strategic manufacturing plan. Awards under this program were to be determined by the Compensation Committee and subject to ratification by the Board of Directors, during the first quarter of fiscal 2010 after analysis of the prior year’s performance. As of March 11, 2010, an aggregate of 158,594 shares were available under the LTIP Plans and the Company awarded an aggregate of 125,000 shares of restricted stock to eligible employees, including 40,000 shares to Mr. Pizzi, 20,000 shares to Ms. Bayles and 15,000 shares to Mr. Ridder. These restricted stock awards vest in three equal annual installments beginning on March 11, 2011, subject to each executive’s continued employment on such vesting dates.

In February 2010, the Compensation Committee instituted a new restricted stock program for 2010 (the “2010 Program”) as well as a restricted stock program utilizing multi-year performance measures for awards to be granted in the first quarter of 2012 (the “2010/2011 Program”). The 2010 Program and the 2010/2011 Program include both time-based vesting awards and performance-based vesting awards, as further described below. The performance measures for performance-based awards under the 2010 Program and the 2010/2011 Program are set at the beginning of the measurement period. In particular, at the beginning of 2010, the Compensation Committee approved certain performance measures (as described below) that it would generally consider in determining future performance-based awards under the 2010 Program and under the 2010/2011 Program; however, no determination was made regarding the recipients of the awards, individual target awards, range of awards or other allocation of shares for the named executive officers or other eligible employees. Awards under the 2010 Program and the 2010/2011 Program (if any) are determined by the Compensation Committee in its discretion, subject to ratification by the Board of Directors, during the first quarter of the year following the performance period. Actual performance-based awards under each program (if any) may range from 50% to 150% of target depending upon the actual performance that is achieved with regard to such metric; provided that no performance-based awards will be granted if the threshold performance measure is not achieved.

One half (50%) of the performance-based metrics for the 2010 Program was based upon the achievement of certain operational milestones related to the Company’s strategic manufacturing plan, and the other 50% was subject to the achievement of certain market share growth targets. The performance measures for the 2010/2011 Program are based upon two-year (fiscals 2010 and 2011) aggregate financial targets. These targets and their weights are: market share growth (20% weight); compounded annual sales growth versus a peer group (20% weight) and aggregate earnings per share (60% weight). At the time these performance metrics were set, the Compensation Committee believed these performance-based metrics would be challenging, while still being achievable. The targets for market share growth and for compounded annual sales growth are based on the Company’s results versus category and peer group results. Accordingly, while the Compensation Committee believed attainment would require significant efforts, the absolute results required for achievement of awards based on these metrics are subject to factors not solely based on the Company’s performance. With regard to the aggregate earnings per share target, this represented a significant increase from prior years’ results. The Compensation Committee also believes that time-based vesting awards serve as a strong retention vehicle for executives. Therefore, the Compensation Committee anticipated that, subject to ratification by the Board of Directors, regardless of whether any performance-based awards were granted, it would issue 40% of the target shares for the 2010 Program with a time-based vesting schedule in the first quarter of 201 1 and 40% of the target shares for the 2010/2011 Program with a time-based vesting schedule in the first quarter of 2012. The Compensation Committee anticipated that it would award 100,000 shares under the 2010 Program and an additional 100,000 shares under the 2010/2011 Program.

In February 2011, the Compensation Committee reviewed actual performance for fiscal 2010 against the performance-based metrics for the 2010 Program and determined that the operational milestones for the strategic manufacturing plan should not be considered to have been achieved at the threshold level and therefore no shares should be issued based on that metric. With respect to the market share growth metric, the Compensation Committee determined that the Company had a 98% attainment rate. Therefore, effective March 1, 2011, the Company awarded an aggregate of 68,000 shares of restricted stock to eligible employees, including (i) 4,000 shares to Ms. Bayles; 1,647 shares of which will vest on March 1, 2012 and 2,353 shares of which will vest in three equal annual installments beginning on March 1, 2012, subject to her continued employment on such vesting dates, and (ii) 25,000 shares to Mr. Ridder; 10,294 shares of which will vest on March 1, 2012 and 14,706 shares of which will vest in three equal annual installments beginning on March 1, 2012, subject to his continued employment on such vesting dates. The awards to the named executive officers are reflected in footnote 7 to the “Summary Compensation Table” above.

While the employment and Change of Control agreements for certain executive officers (as described below) provide for immediate vesting upon a change in control, during 2011, the Committee also approved, and the Board of Directors ratified, a resolution providing that all DSUs and equity awards, including stock options and restricted stock, would immediately vest upon a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses for each named executive officer all shares of common stock underlying unexercised options and all stock awards that have not yet vested as of December 25, 2010.

	Option Awards (1)			Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)		Market Value of Shares or Units of Stock that have not vested ($)(3)
C. P. Pizzi	25,000 50,000 85,000	$11.30 8.60 10.78	10/07/12 12/20/12 08/07/13	186,000	(4)	$1,248,060
A.R. Bayles	5,000	10.78	08/07/13	73,000	(5)	489,830
P. Ridder	-	-	-	45,000	(6)	301,950

(1)	All previously granted option awards were vested as of December 31, 2005, and are exercisable.

(2)
All awards of restricted stock were made under the 1997 Long Term Incentive Plan, the 2003 Long Term Incentive Plan or the Amended and Restated 2006 Long Term Incentive Plan (the "2006 LTIP") and the vesting of all such awards is subject to continued employment.

(3)	The market value was determined by using the closing market price ($6.71) of the Company's common stock on December 23, 2010.

(4)
Includes 40,000 shares of restricted stock granted March 1, 2006 that vested on March 1, 2011; 25,000 shares of restricted stock granted March 3, 2008 that vested on March 3, 2011; 49,000 shares of restricted stock granted December 3, 2008 that will vest on December 3, 2013; 32,000 shares of restricted stock granted March 10, 2009 that will vest on March 10, 2012; and 40,000 shares of restricted stock that were granted on March 11, 2010 that vest in three annual installments beginning on March 11, 2011.

(5)
Includes 10,000 shares of restricted stock granted March 1, 2006 that vested on March 1, 2011; 9,000 shares of restricted stock granted on March 3, 2008 that vested on March 3, 2011; 20,000 shares of restricted stock granted December 3, 2008 that will vest on December 3, 2013; 14,000 shares of restricted stock granted March 10, 2009 that will vest on March 10, 2012; and 20,000 shares of restricted stock granted March 11, 2010 that vest in three annual installments beginning on March 11, 2011.

(6)
Includes 5,000 shares of restricted stock granted March 3, 2008 that vested on March 3, 2011; 15,000 shares of restricted stock granted on December 3, 2008 that will vest on December 3, 2013; 10,000 shares of restricted stock granted March 10, 2009 that will vest on March 10, 2012; and 15,000 shares of restricted stock granted March 11, 2010 that vest in three annual installments beginning on March 11, 2011.

Retirement Plans and Employment and Change of Control Agreements

Retirement Plans. Until March 2005, the Company maintained a traditional defined benefit pension plan (the “DB Plan”) for its employees, including the named executive officers. Benefits under the DB Plan are calculated as a percentage of the average of the 60 highest consecutive calendar months of pension-eligible earnings paid by the Company during the last 120 calendar months of employment, which percentage depends on the employee’s total number of years of service. For executives, the pension-eligible earnings generally include salary and any cash bonus. Benefits under the DB Plan are coordinated with Social Security and are presently restricted under federal tax law to a maximum of $195,000 per year. Since the Company froze the benefits in this pension plan in March 2005, Mr. Pizzi and Ms. Bayles do not earn further years of credited service for their service with the Company after March 26, 2005, except for vesting purposes. Each vested participant will be eligible to commence receiving their pension benefits accrued through March 26, 2005, upon retirement on or after age 55 in accordance with the terms of the DB Plan. In addition, as described below, the Company provides Mr. Pizzi an unfunded supplemental retirement plan.

In March 2005, when the Company froze the benefits in the DB Plan, the Company amended its existing defined contribution plan to provide for enhanced Company contributions for participants. Under the Tasty Baking 401(k) and Company Funded Retirement Plan (the “Plan”), all eligible employees receive cash contributions that range from 2% to 5% of eligible compensation with the exact amount dependent upon an employee’s age and years of service. Long-service employees receive additional cash contributions that range from 1.5% to 3.5% of their eligible compensation. Historically, the Company also made matching contributions in cash of 50% of an employee’s contributions that did not exceed 4% of eligible compensation up to the maximum limit of approximately $4,900. As of June 27, 2009, the Company suspended the matching contribution for the remainder of fiscal 2009 for all participants in the Plan but reinstated the matching contribution beginning in fiscal 2010. Effective January 9, 2011, the Company suspended the matching contribution for all participants in the Plan.

Supplemental Retirement Plan for Mr. Pizzi – The supplemental retirement plan (“SERP”) for Mr. Pizzi was converted from a defined benefit to a defined contribution agreement in 2004. In 2010, the Company credited $213,345 to Mr. Pizzi’s SERP. The following are the material terms of Mr. Pizzi’s SERP Agreement, subject to the provisions of Section 409A of the Internal Revenue Code (“Section 409A”):

●	The Company credited an initial amount equal to $172,500 to his account as a carryover from the defined benefit SERP on October 1, 2004.
●	Thereafter, the Company credits a contribution to his account at the end of each month of an amount equal to 39% of the base salary and bonus paid to Mr. Pizzi in such month.
●
Interest is credited to the account on a monthly basis equal to the product of (i) one twelfth of the interest crediting rate for the calendar year and (ii) the account balance at the beginning of the month. The interest crediting rate for the calendar year is the Moody's Aa rate for corporate bonds as of the last business day preceding the beginning of the calendar year.

●
Mr. Pizzi is immediately and fully vested in all amounts credited to his account, unless he is terminated by the Company for "cause" or in the event of his death while unmarried. The term "cause" includes felony conviction, dishonesty, willful misconduct, misappropriation of funds and substance abuse.

●	Mr. Pizzi, or his surviving spouse, will be entitled to the payment of benefits from the SERP account on the first day of the month immediately following his death, permanent disability or retirement.
●	Benefits will be paid in a lump sum equal to the account balance as of the end of the month preceding payment to him.
●
In the event of a change of control, Mr. Pizzi is guaranteed 3 additional annual contribution credits; provided, however, this guarantee is reduced for each year after a change in control that he remains employed and receives such credits. In no event is the guarantee of the additional contribution credits applicable for any years after the calendar year in which he attains age 62.

●	Amounts deferred under the SERP for Mr. Pizzi after December 31, 2004, will be subject to the distribution restrictions of Section 409A.

Employment and Change of Control Agreements. Mr. Pizzi has an agreement with the Company which provides for employment over a certain term and includes certain perquisites, severance and change of control payments upon certain triggering events. Ms. Bayles and Mr. Ridder have change of control agreements with the Company which provide for change of control payments upon certain triggering events. For Messrs. Pizzi and Ridder and Ms. Bayles, the following provisions apply to their agreements:

●
Each agreement is limited by the provision that in no event shall the aggregate amount of the benefits payable to Mr. Pizzi and all other senior executives of the Company as a result of a change of control exceed three percent (3%) of the total transaction value for such change of control. In the event the aggregate amount of compensation benefits payable on a change of control would exceed this limit, the amount of benefits payable to each of Mr. Pizzi and the other senior executives will be proportionally reduced. The Compensation Committee of the Board of Directors took action, and the Board ratified such action, to clarify that the aggregate amount of the compensation benefits payable does not include the value of any unvested equity awards that vest upon a change of control and the total transaction value is based on the total enterprise value of the Company.

●	A "Change of Control" generally will be deemed to have occurred:

°
upon any change of control that would be required to be reported in response to Item 6(e) of Schedule 14A or Item 5.01 of Form 8-K (or any successor provisions thereto) promulgated under the Securities Exchange Act of 1934, as amended;

°	upon the acquisition of beneficial ownership by any person or group of 25% or more of the combined voting power of the Company's outstanding voting shares;
°	if the directors who constitute the "Incumbent Board" (as that term is defined in the agreements) cease to be a majority of the Board during any 2-year period;

°	the consummation of a sale of all or substantially all of the Company's assets; or
°
upon a reorganization, merger, consolidation, division or issuance of securities unless (i) not less than 60% of the Company's outstanding equity securities is owned by the same holders in the same proportion as before the transaction and (ii) at least a majority of the surviving Board were members of the "Incumbent Board" (as that term is defined in the agreements).

The Transaction contemplated by the Merger Agreement would result in a “Change of Control” under the agreements.

Charles P. Pizzi, President and Chief Executive Oficer – Mr. Pizzi’s Amended and Restated Employment Agreement, dated as of July 27, 2006, as amended (“Employment Agreement”), contains the following material terms:

●	Term is from July 27, 2006 though July 27, 2009, and it renews each year for a 3 year term unless either party gives notice of non-renewal at least 90 days prior to July 27 of each year;
●	Base salary of no less than $400,000 per annum, the amount of which shall be determined from time to time by the Board of Directors;
●	Mr. Pizzi is entitled to participate in the Annual Incentive Plan ("AIP") and such other benefit, compensation or incentive plans adopted by the Company;
●
Mr. Pizzi is entitled to reimbursement for (i) membership fees in 2 business or country clubs, subject to the approval of the Compensation Committee; (ii) reimbursement for up to $10,000 per year for personal professional services, such as financial and legal services; and (iii) $2,000,000 of life insurance;

●	The Company may terminate Mr. Pizzi for "Cause" or "Without Cause," as defined in the Employment Agreement;
●	If terminated by the Company for "Cause," Mr. Pizzi would be entitled to receive any vested non-restricted equity awards;
●
If terminated by the Company "Without Cause" or by Mr. Pizzi for "Good Reason," as such terms are defined in the Employment Agreement, Mr. Pizzi would be entitled to (i) a lump sum payment equal to his salary over the remaining term of the Employment Agreement (i.e., 2-3 times base salary); (ii) a lump sum payment equal to 2 times the greater of (x) his target bonus for the fiscal year in which the termination occurred or (y) the average of the annual bonuses paid or payable during the 2 prior years (the greater of these amounts, the "AIP Bonus"); (iii) medical and life insurance benefits for the remaining term of the Employment Agreement (i.e., between 24 and 36 months); and (iv) a lump sum payment equal to the contributions to his Supplemental Executive Retirement Plan ("SERP") for the remaining term of the Employment Agreement (i.e., between 24 and 36 months), which contributions will be based on his base salary and bonus for the year that preceded the year of his termination;

●
If terminated by the Company in connection with or following a "Change of Control," as such term is defined in the Employment Agreement, Mr. Pizzi would be entitled to receive (i) a lump sum payment equal to 3 times base salary; (ii) a lump sum payment equal to 3 times the AIP Bonus (as defined above); (iii) medical and life insurance benefits for 36 months; and (iv) a lump sum payment equal to the SERP contributions for 36 months (less any SERP contributions actually credited following a "Change of Control"), which contributions will be based on his base salary and bonus for the year that preceded the year in which the "Change of Control" occurred;

●
After a "Change of Control" Mr. Pizzi would have the right to self-terminate within a period of 6-18 months after the event and to receive the "Change of Control" payments and benefits described immediately above;

●	If a "Change of Control" occurs, all unvested equity awards would become vested and all restrictions will lapse;
●
If any payments made following a "Change of Control" exceed certain limits, Section 280G of the Internal Revenue Code imposes an excise tax on the employee. The cost of this excise tax, including related tax gross-ups, would be borne by the Company if it exceeds $25,000;

●
If any payments to Mr. Pizzi must be delayed for 6 months following his termination because of the requirements of Section 409A, the Company will pay Mr. Pizzi interest on the delayed payments equal to the Moody's Aa rate for corporate bonds as of the last business day preceding the beginning of the year in which such payments would have otherwise been paid to him; and

●	Mr. Pizzi is prohibited from competing with the Company or soliciting its customers or employees for a period of 2 years if payments are made following termination.

Autumn R. Bayles, Senior Vice President, Strategic Operations – Ms. Bayles’ Change of Control Agreement, dated July 27, 2006 (the “Bayles Agreement”), contains the following material terms:

●
If terminated "Without Cause" (as defined in the Bayles Agreement) within 1 year following a "Change of Control" or otherwise in connection with or relating to a "Change of Control," Ms. Bayles would receive: (i) 1 times base salary payable over 12 months; (ii) lump sum payment of 1 times the greater of (x) her target bonus for the fiscal year in which the Change of Control occurred or (y) the average of the annual bonuses paid or payable during the 2 prior years; and (iii) medical and life insurance benefits for 12 months;

●
Ms. Bayles has the right to self-terminate for (i) "Good Reason" (as such term in defined in the Bayles Agreement) within 1 year following a "Change of Control" or otherwise in connection with or relating to a "Change of Control," or (ii) any reason between 6-12 months following a "Change of Control;" and, in the event of such self-termination, Ms. Bayles would receive the "Change of Control" payments and benefits described immediately above;

●	If a "Change of Control" occurs, all unvested equity awards would become vested and all restrictions will lapse;
●
If any payments to Ms. Bayles must be delayed for 6 months following her termination because of the requirements of Section 409A, the Company will pay Ms. Bayles interest on the delayed payments equal to the Moody's Aa rate for corporate bonds as of the last business day preceding the beginning of the year in which such payments would have otherwise been paid to her; and

●	Ms. Bayles is prohibited from competing with the Company or soliciting its customers or employees for 1 year if payments are made following termination.

If Ms. Bayles were terminated not in connection with or relating to a “Change of Control” and not for “Cause,” she would be eligible to receive severance benefits under the Company’s Severance Pay Plan equal to 2 days of pay for every year of service and one week of pay for every $12,500 of base compensation.

Paul D. Ridder, Senior Vice President and Chief Financial Oficer - Mr. Ridder’s Change of Control Agreement, dated March 12, 2009 (the “Ridder Agreement”), contains the following material terms:

●
If terminated "Without Cause" (as defined in the Ridder Agreement) within 1 year following a "Change of Control" or otherwise in connection with or relating to a "Change of Control," Mr. Ridder would receive: (i) 1 times base salary payable over 12 months; (ii) lump sum payment of 1 times the greater of (x) his target bonus for the fiscal year in which the Change of Control occurred or (y) the average of the annual bonuses paid or payable during the 2 prior years; and (iii) medical and life insurance benefits for 12 months;

●
Mr. Ridder has the right to self-terminate for (i) "Good Reason" (as such term in defined in the Ridder Agreement) within 1 year following a "Change of Control" or otherwise in connection with or relating to a "Change of Control," or (ii) any reason between 6-12 months following a "Change of Control;" and, in the event of such self-termination, Mr. Ridder would receive the "Change of Control" payments and benefits described immediately above;

●	If a "Change of Control" occurs, all unvested equity awards would become vested and all restrictions will lapse;
●
If any payments to Mr. Ridder must be delayed for 6 months following his termination because of the requirements of Section 409A, the Company will pay Mr. Ridder interest on the delayed payments equal to the Moody's Aa rate for corporate bonds as of the last business day preceding the beginning of the year in which such payments would have otherwise been paid to him; and

●	Mr. Ridder is prohibited from competing with the Company or soliciting its customers or employees for 1 year if payments are made following termination.

If Mr. Ridder were terminated not in connection with or relating to a “Change of Control” and not for “Cause,” he would be eligible to receive severance benefits under the Company’s Severance Pay Plan equal to 2 days of pay for every year of service and one week of pay for every $12,500 of base compensation.

In addition, in February 2011, the Compensation Committee approved, and Board of Directors ratified, paying Mr. Ridder a bonus of $25,000. Such bonus is generally to be paid within 90 days of the earlier of June 30, 2011 and the successful completion of a refinancing, sale or merger of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 24, 2011, by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)		Percent of Shares
Dimensional Fund Advisors Inc.	692,027	(4)	8.0
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Mark G. Conish	12,370	(5)	*

James C. Hellauer	17,170	(6)	*

Ronald J. Kozich	26,920	(7)	*

James E. Ksansnak	124,670	(8)	1.44

James E. Nevels	52,569	(9)	*

Charles P. Pizzi	397,700	(10)	4.53

Mark T. Timbie	5,179	(11)	*

Judith M. von Seldeneck	43,856	(12)	*

David J. West	15,670	(13)	*

Autumn R. Bayles	85,206	(14)	*

Paul Ridder	105,539	(15)	1.22

All directors and executive officers as a group (13 persons)	1,002,044		11.62
* Representing less than 1% of the stock

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Tasty Baking Company, Three Crescent Drive, Suite 200, Philadelphia, PA 19112.

(2)
Based on information furnished to the Company by the respective shareholders, or contained in filings made by the shareholders with the Securities and Exchange Commission ("SEC"). For purposes of this table, if a person has or shares voting or investment power with respect to any shares, they are considered beneficially owned by that person under rules of the SEC. The table also includes shares of common stock which are the subject of stock options held by certain officers and directors to the extent presently exercisable or exercisable within sixty days of March 24, 2011. In addition, the table includes deferred stock units of the Company common stock ("DSUs") that the directors had credited to their accounts under the Deferred Stock Unit Plan for Directors to the extent presently vested or which will vest within sixty days of March 24, 2011. A detailed description of this plan is provided under "Director Compensation." Those shares underlying stock options and DSUs are deemed outstanding for the purpose of computing the percentage ownership of those officers and directors individually and all directors and executive officers as a group.

(3)
This table includes shares of common stock received pursuant to restricted stock awards granted under the Company's various long term incentive plans, which awards vest over time. These shares are subject to forfeiture if the employment of the executive officer is terminated prior to vesting.

(4)
Based on a Schedule 13G filed by Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor, with the SEC on February 2, 2011. The Schedule 13G discloses that Dimensional has sole voting power over 689,027 shares and sole investment power over 692,855 shares. Dimensional disclaims beneficial ownership of all 692,855 shares.

(5)	Includes 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director.

(6)
Includes (i) presently exercisable options to purchase 5,000 shares (@ $8.65 per share) held by Mr. Hellauer; and (ii) 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director.

(7)
Includes (i) presently exercisable options to purchase 10,000 shares (@ $10.78 per share) held by Mr. Kozich, and (ii) 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director.

(8)
Includes (i) presently exercisable options to purchase 15,000 shares (@ $10.78 per share) held by Mr. Ksansnak, and (ii) 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director. Also includes 100,000 shares held by the Revocable Trust of James Ksansnak, dated September 9, 2009. By virtue of his power to revoke this trust, Mr. Ksansnak shares voting and investment power with the trustee of the trust.

(9)
Includes presently exercisable options to purchase 5,000 shares (@ $8.65 per share) held by Mr. Nevels, and (ii) 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director. Also includes 1,057 shares held by the James E. Nevels and Lourene A. Nevels Foundation.

(10)
Includes (i) presently exercisable options to purchase 160,000 shares (25,000 shares @ $11.30 per share; 50,000 shares @ $8.60 per share and 85,000 shares @ $10.78 per share) held by Mr. Pizzi, and (ii) 107,667 shares of restricted stock that are subject to vesting. Also includes 152 shares held by Mr. Pizzi in the Company's 401(k) Plan as of March 24, 2011.

(11)	Includes 2,000 shares of restricted stock held by Mr. Timbie that are subject to vesting. Does not include 9,153 DSUs because they will not vest within sixty days of March 24, 2011.

(12)
Includes (i) presently exercisable options to purchase a total of 23,875 shares (9,375 shares @ $11.60 per share; 7,500 shares @ $11.50 per share and 7,000 shares @ $10.78 per share) held by Ms. von Seldeneck, and (ii) 9,670 DSUs that may be converted to an equal number of shares upon her retirement as a director.

(13)
Includes (i) presently exercisable options to purchase 5,000 shares (@ $10.24 per share) held by Mr. West, and (ii) 9,670 DSUs that may be converted to an equal number of shares upon his retirement as a director.

(14)
Includes (i) presently exercisable options to purchase 5,000 shares (@ $10.78 per share) held by Ms. Bayles, and (ii) 51,333 shares of restricted stock that are subject to vesting. Also includes 58 shares held by Ms. Bayles in the Company's 401(k) Plan as of March 24, 2011.

(15)	Includes 55,000 shares of restricted stock held by Mr. Ridder that are subject to vesting.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company’s equity compensation plans as of December 25, 2010, including the Management Stock Purchase Plan, the 1994 Long Term Incentive Plan, the 1997 Long Term Incentive Plan, the 2003 Long Term Incentive Plan and the Amended and Restated 2006 Long Term Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	342,637 (1)	$10.28 (2)	377,705
Equity compensation plans not approved by security holders (3)	20,875 (3)	$11.56 (3)	---

(1)	Includes 76,837 deferred stock units.

(2)	Calculation does not include 76,837 deferred stock units for which there is no exercise price.

(3)
There was one award of 4,000 shares of the Company's common stock to Mr. Pizzi as an inducement to his commencing employment with the Company. The balance, 16,875 shares, represents options to purchase the Company's common stock granted to a non-employee director. The calculation of the weighted average exercise price does not include the 4,000 shares.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board reviews the independence requirements under the listing standards of the NASDAQ Stock Market (“NASDAQ Listing Standards”) to assist it in determining whether a director is independent. Under the NASDAQ Listing Standards, a director may not be determined to be independent if certain relationships exist, such as:

●
the director accepted any compensation from the Company in excess of $ 120,000 during any period of 12 consecutive months within the prior 3 years, other than certain payments such as (i) compensation for board or committee service, and (ii) benefits under a tax-qualified retirement plan, or non-discretionary compensation; or

●
a director who is a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past 3 fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more.

In addition to reviewing the NASDAQ Listing Standards, the Board also determines whether any of the directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In the course of this determination, the Board considered the following transactions, relationships and arrangements between non-management directors and the Company, all of which were determined to be immaterial and below the NASDAQ Listing Standards:

●	Mr. Kozich: The annual amount of sales to the Company by a company where he serves as a director was below 5% of that company’s annual gross revenues in each of the last 3 years;
●
Mr. Ksansnak: The annual amount of purchases from the Company made by a company where he serves as a director was below 5% of the Company’s annual gross revenues in each of the last 3 years, and the anticipated amount of services to be provided to the Company in 2011 by a company where he serves as a director was below 5% of that company’s annual gross revenues in 2010; and

●
Ms. von Seldeneck: (1) She serves as a director of a financial institution that is the parent company to one of the financial institutions providing credit to the Company, and (2) the Company’s loans from this financial institution are below 1% of the financial institution’s total assets and the interest from the loans represent less than 5% of the financial institution’s annual gross revenues in each of the last 3 years.

Based on this review, the Board has determined that, except for Charles P. Pizzi, President and Chief Executive Officer of the Company, each of the directors is independent.

Related Party Transactions

There are no relationships or related transactions to report under Item 404 of Regulation S-K.

Item 14.   Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

During the fiscal years ended December 25, 2010 and December 26, 2009, professional services were performed for the Company by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Set forth below is information relating to the aggregate fees billed by PricewaterhouseCoopers for professional services rendered for each fiscal year. All fees and services were pre-approved by the Audit Committee in accordance with the Audit Committee’s pre-approval policy.

Audit Fees. The aggregate fees billed, or expected to be billed, for PricewaterhouseCoopers’ audit of the Company’s annual financial statements, audit of the Company’s internal control over financial reporting (fiscal 2009 only), review of the financial statements included in the Company’s Form 10-Q filings, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $550,000 and $560,000 for fiscal 2010 and 2009, respectively.

Audit-Related Fees. During fiscal 2010 and 2009, PricewaterhouseCoopers LLP did not perform any services for assurance or related services on behalf of the Company that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” during fiscal 2010 and 2009.

Tax Fees. PricewaterhouseCoopers LLP did not perform any tax services for the Company in either fiscal 2010 or 2009.

All Other Fees. The Company paid $2,500 during fiscal 2010 and $2,500 during fiscal 2009 for the use of accounting and research software provided by PricewaterhouseCoopers LLP.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

The Audit Committee has implemented procedures for the pre-approval of all engagements of the Company’s independent registered public accounting firm for both audit and permissible non-audit services, including the fees and terms of each engagement. The Audit Committee annually meets with the independent registered public accounting firm and reviews and pre-approves all audit and audit-related services prior to the commencement of the audit engagement. For permissible non-audit services, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee and the Chairman reviews the nature and terms of any proposed engagement of the independent registered public accounting firm. The Chairman will discuss the matter with management and, as necessary, with the independent registered public accounting firm, prior to making any determination to approve or reject any such engagement. Any approvals of non-audit services are then reported by the Chairman at the next Audit Committee meeting for approval by the Committee. All audit and non-audit related fees were pre-approved by the Audit Committee.

TASTY BAKING COMPANY AND SUBSIDIARIES
PART IV
Item 15.   Exhibits and Financial Statement Schedules

For the Fiscal Years Ended December 25, 2010 and December 26, 2009.

Item 15(a)(1).

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

Item 15(a)(2).

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 25, 2010 and December 26, 2009 is included on page 85 hereof.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or not required under Regulation S-X or because the required information is given in the financial statements and notes to financial statements.

Item 15(a)(3).   Exhibits Index - The following Exhibit Numbers refer to Regulation S-K, Item 601

(2)		Agreement and Plan of Merger, dated as of April 10, 2011 by and among Tasty Baking Company, Flowers Foods Inc. and Flowers Bakeries, LLC is incorporated herein by reference to Form 8-K report of Company filed on April 11, 2011.

(3)	(a)
Amended and Restated Articles of Incorporation of the Company, effective as of December 17, 2007, including Statement of Change Registered Office, are incorporated herein by reference to Exhibit 3(a) of Form 10-K report of Company for fiscal 2009.

	(b)	Amended and Restated By-laws of the Company, adopted as of December 17, 2008, are incorporated herein by reference to Exhibit 3.1 to Form 8-K report of Company, filed on or about December 19, 2008.

(4)	(a)
Rights Agreement dated July 30, 2003, between the Company and American Stock Transfer and Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to Form 8-K report of Company, filed on or about July 31, 2003.

(10)	# (a)	Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10(d) to Form 10-Q report of Company for the 13 weeks ending March 31, 2007.

	# (b)	Amended and Restated 2006 Long Term Incentive Plan, effective as of May 7, 2010, is incorporated herein by reference to Exhibit 99.1 to Form 8-K Report of Company, filed on or about May 13, 2010.

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

# (e)
Form of Restricted Stock Award Agreement for the 2006 Long Term Incentive Plan is incorporated herein by reference to Exhibit 10(a) to Form 10-Q report of Company for the 13 weeks ended March 27, 2010.

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

	# (j)	Form of Stock Option Grant Agreement for the 1997 and 2003 Long Term Incentive Plans is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of Company for fiscal 2005.

*	# (k)
Management Stock Purchase Plan, effective as of April 19, 1968, as amended and restated. The Management Stock Purchase Plan was originally filed on or about March 20, 1968 with the Proxy Statement for the Annual Meeting on Shareholders on April 19, 1968.

# (l)
Trust Agreement, dated as of November 17, 1989, between the Company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of the Company for fiscal 2008.

	# (m)	Form of Deferred Stock Unit Award Agreement for the Deferred Stock Unit Plan for Directors is incorporated herein by reference to Exhibit 10(m) to Form 10-K report of Company for fiscal 2006.

	# (n)	Tasty Baking Company Deferred Stock Unit Plan for Directors effective as of February 15, 2007 is incorporated herein by reference to Exhibit 10(o) to Form 10-K report of the Company for fiscal 2006.

# (o)
Trust Agreement, dated January 19, 1990, between the company and SEI Private Trust Company, Successor Trustee to Wachovia Bank, N.A.(formerly Meridian Trust Company) relating to the Director Retirement Plan is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of the Company for fiscal 2008.

	# (p)	Amendment to the Tasty Baking Company Retirement Plan for Directors dated February 15, 2007, is incorporated herein by reference to Exhibit 10(n) to Form 10-K report of Company for fiscal 2006.

	# (q)	Retirement Plan for Directors Retirement Plan dated October 15, 1987 is incorporated herein by reference to Exhibit 10(p) to Form 10-K report of the Company for fiscal 2008.

# (r)
Form of Change of Control Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 99.2 to Form 8-K report of Company, filed on or about July 31, 2006.

# (s)
Amended and Restated Employment Agreement, dated as of December 23, 2008, between the Company and Charles P. Pizzi is incorporated herein by reference to Exhibit 10(r) to Form 10-K report of the Company for fiscal 2008.

# (t)
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

*	(v)	Waiver Letter Agreement, dated as of December 31, 2010, by and between L/S Three Crescent Drive, LP and the Company.

*	(w)	Letter Agreement dated as of January 14, 2011, between L/S Three Crescent Drive, LP and the Company.

(x)
Industrial Lease Agreement dated May 8, 2007, by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(a) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

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

*	(bb)	Fourth Amendment to Industrial Lease Agreement dated August 16, 2007, by and between L/S 26th Street South LP (assignee of Liberty Property/Synterra Limited Partnership) and the Company.

*	(cc)	Waiver Letter Agreement, dated as of December 31, 2010, by and between L/S 26th Street South, LP and the Company

*	(dd)	Letter Agreement, dated as of January 14, 2011, between L/S 26th Street South, LP and the Company.

(ee)
Improvements Agreement dated May 8, 2007 by and between Liberty Property/Synterra Limited Partnership and the Company is incorporated by reference herein to Exhibit 10(b) to Form 10-Q report of Company for the 26 weeks ending June 30, 2007.

(ff)
Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer, and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 99.1 to Form 8-K report of Company, filed on or about September 6, 2007.

(gg)
First Amendment, effective as of December 12, 2007, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as Lender, is incorporated herein by reference to Exhibit 10(a) to Form 10-Q report of Company for the 26 weeks ending June 30, 2008

(hh)
Second Amendment, effective as of July 16, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(b) to From 10-Q report of Company for the 26 weeks ending June 30, 2008.

(ii)
Third Amendment, effective as of October 29, 2008, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 39 weeks ending September 30, 2008

(jj)
Fourth Amendment, effective as of December 24, 2009, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(ee) to Form 10-K report of Company for fiscal 2009.

(kk)
Fifth Amendment, effective June 25, 2010, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(d) to Form 10-Q report of Company for the twenty-six weeks ended June 26, 2010.

*	(ll)
Waiver Agreement and Sixth Amendment, effective as of December 31, 2010, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

*	(mm)
Waiver Agreement and Seventh Amendment, effective as of January 14, 2011, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

*	(nn)
Waiver, Consent and Eighth Amendment to Credit Agreement, dated as of March 25, 2011, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender.

(oo)
Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender, is incorporated herein by reference to Exhibit 99.2 to Form 8-K report of Company, filed on or about September 6, 2007.

*	(pp)	Waiver Letter Agreement, dated December 31, 2010, between PIDC Local Development Corporation, as Lender, and Tasty Baking Company.

*	(qq)
Forbearance and Amendment Agreement, dated as of January 14, 2011, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender.

(rr)
Machinery and Equipment Loan Fund Loan Agreement, dated as of September 6, 2007, between Tasty Baking Company and The Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development is incorporated herein by reference to Exhibit 10(u) to Form 10-K report of Company for fiscal 2007.

(ss)
Machinery and Equipment Loan Fund Agreement, dated as of September 9, 2008, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development is incorporated herein by reference as Exhibit 10(hh) to Form 10-K report of Company for fiscal 2008.

*	(tt)	Letter Agreement, dated December 31, 2010, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development.

*	(uu)	Letter Agreement, dated January 13, 2011, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development.

*	(vv)
Machinery and Equipment Loan Fund Agreement, dated as of January 14, 2011, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development.

*	(ww)	Form of Promissory Note, dated as of January 14, 2011, between Tasty Baking Company and certain "accredited investors".

(xx)
Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q report of Company for the 13 weeks ended March 27, 2010.

(yy)
First Addendum, dated July 2, 2010, to Purchase and Sale Agreement between Tasty Baking Company and TKMG Associates, L.P., dated April 5, 2010, is incorporated herein by reference to Exhibit 10(c) to Form 10-Q report of the Company for the twenty-six weeks ended June 26, 2010.

*	(zz)	Waiver Consent and Second Amendment to Credit Agrement, dated as of March 25, 2011, between Tasty Baking Company and PIDC Local Development Corporation.

*(21)		Subsidiaries of the Company.

*(22)		Waiver Consent and Second Amendment to Credit Agreement, dated as of March 25, 2011, between Tasty Baking Company and PIDC Local Development Corporation.

*(23)		Consent of Independent Registered Public Accounting Firm.

*(31)	(a)	Certification of Charles P. Pizzi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(31)	(b)	Certification of Paul D. Ridder, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(32)		Certification of Charles P. Pizzi, Chief Executive Officer, and Paul D. Ridder, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed or furnished herewith
# Indicates a management contract or compensatory arrangement

TASTY BAKING COMPANY AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 25, 2010 and December 26, 2009

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions Charged to Costs and Expenses	Deductions and Reclass Adjustments	Balance at end of Period
Description
Deducted from applicable assets:

Allowance for doubtful accounts:

For the fiscal year ended December 25, 2010	$3,063	$1,484	$221	$4,326

For the fiscal year ended December 26, 2009	$2,862	$825	$624	$3,063

Inventory valuation reserves:

For the fiscal year ended December 25, 2010	$42	$441	$381	$102

For the fiscal year ended December 26, 2009	$0	$132	$90	$42

Spare parts inventory reserve for obsolescence:

For the fiscal year ended December 25, 2010	$1,514	$17	$1,325	$206

For the fiscal year ended December 26, 2009	$147	$1,375	$8	$1,514

Deferred tax asset valuation allowance:

For the fiscal year ended December 25, 2010	$907	$29,252	$0	$30,159

For the fiscal year ended December 26, 2009	$1,207	$(300)	$0	$907

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY BAKING COMPANY

April 11, 2011	/s/ Charles P. Pizzi
Charles P. Pizzi,
President and Chief Executive Officer

April 11, 2011	/s/ Paul D. Ridder
Paul D. Ridder,
Senior Vice President and Chief Financial Officer
[Principal Financial and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Ksansnak	Chairman of the Board	April 11, 2011
James E. Ksansnak	and Director of Tasty
Baking Company

/s/ Charles P. Pizzi	President, Chief	April 11, 2011
Charles P. Pizzi	Executive Officer and
Director of Tasty
Baking Company
[Principal Executive Officer]

/s/ Mark G. Conish	Director of Tasty	April 11, 2011
Mark G. Conish	Baking Company

/s/ James C. Hellauer	Director of Tasty	April 11, 2011
James C. Hellauer	Baking Company

/s/ Ronald J. Kozich	Director of Tasty	April 11, 2011
Ronald J. Kozich	Baking Company

/s/ James E. Nevels	Director of Tasty	April 11, 2011
James E. Nevels	Baking Company

/s/ Judith M. von Seldeneck	Director of Tasty	April 11, 2011
Judith M. von Seldeneck	Baking Company

/s/ Mark T. Timbie	Director of Tasty	April 11, 2011
Mark T. Timbie	Baking Company

/s/ David J. West	Director of Tasty	April 11, 2011
David J. West	Baking Company

/s/ Paul D. Ridder	Senior Vice President	April 11, 2011
Paul D. Ridder	and Chief Financial Officer
[Principal Financial and
Accounting Officer]