Form 10-Q
period 2011-03-26
TASTY BAKING CO
filed 2011-05-06
CIK 96412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 26, 2011

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
YES  ☐      NO  ☒

There were 8,622,847 shares of Common Stock outstanding as of May 6, 2011.

TASTY BAKING COMPANY AND SUBSIDIARIES

Part I.              FINANCIAL INFORMATION
Item 1.             Financial Statements

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (000’s, except per share amounts)

	For the Thirteen Weeks Ended
	March 26, 2011	March 27, 2010

Gross sales	$76,772	$72,287
Less: discounts and allowances	(31,127)	(29,152)

Net sales	45,645	43,135
Costs and expenses:
Cost of sales, exclusive of depreciation shown below	29,867	30,058
Depreciation	2,434	4,705
Selling, general and administrative	13,396	12,914
Interest expense	4,403	1,319
Other (income) expense, net	(135)	237
	49,965	49,233
Loss before provision for
income taxes	(4,320)	(6,098)

Provision for income taxes	-	2,178

Net loss	$(4,320)	$(3,920)

Average common shares outstanding:
Basic	8,337	8,129
Diluted	8,337	8,129

Per share of common stock:

Net loss:
Basic	$(0.52)	$(0.48)
Diluted	$(0.52)	$(0.48)

Cash dividend	$-	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (000’s)

	For the Thirteen Weeks Ended
	March 26, 2011	March 27, 2010

Cash flows from (used for) operating activities
Net loss	$(4,320)	$(3,920)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,434	4,705
Amortization	134	133
Accretion of asset retirement obligation	-	102
Gain on sale of property, plant and equipment	-	(2)
Gain on sale of route	(6)	(21)
Defined benefit pension (income) expense	(10)	79
Pension contributions	-	(581)
Increase in deferred taxes	-	(2,336)
Decrease in prepaid rent	1,836	1,555
(Decrease) increase in reserve for restructure	(376)	322
Share-based compensation	374	454
Other	2,156	(131)
Changes in assets and liabilities:
Increase in receivables	(2,373)	(2,987)
Increase in inventories	(454)	(2,186)
Increase in prepayments, deferred taxes and other	(707)	(1,296)
(Decrease) increase in accrued taxes	(43)	185
(Decrease) increase in accounts payable, accrued
payroll and other current liabilities	(4,320)	1,106

Net cash used for operating activities	$(5,675)	$(4,819)

Cash flows from (used for) investing activities
Independent sales distributor loan repayments	922	682
Proceeds from sale of property, plant and equipment	-	4
Purchase of property, plant and equipment	(908)	(5,662)
Loans to independent sales distributors	(557)	(564)
Other	120	118

Net cash used for investing activities	$(423)	$(5,422)

Cash flows from (used for) financing activities
Dividends paid	-	(426)
Repurchase of treasury shares	(75)	(106)
Payment on long-term debt, including current portion	(236)	(504)
Increase in long-term debt, including current portion	6,141	10,255
Net increase in cash overdraft	269	1,022

Net cash from financing activities	$6,099	$10,241

Net increase in cash and cash equivalents	1	-

Cash and cash equivalents, beginning of year	5	5

Cash and cash equivalents, end of period	$6	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TASTY BAKING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (000’s)

	March 26, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$6	$5
Receivables, less allowance of $3,436 and $4,326 respectively	21,076	19,016
Inventories	7,908	7,454
Deferred income taxes	494	494
Prepayments and other assets	3,160	2,591
Total current assets	32,644	29,560
Property, plant and equipment:
Land	400	400
Buildings and improvements	25,749	22,797
Machinery and equipment	127,503	125,366
Construction in progress	1,691	6,004
	155,343	154,567
Less: accumulated depreciation	(47,364)	(44,930)
	107,979	109,637
Other assets:
Route territories	2,395	2,196
Long-term receivables from independent sales distributors	8,436	8,742
Long-term prepaid rent, net	1,269	2,719
Miscellaneous	600	986
	12,700	14,643
Total assets	$153,323	$153,840

Liabilities
Current liabilities:
Accounts payable	$19,867	$21,511
Accrued payroll and employee benefits	5,653	5,487
Cash overdraft	846	577
Current obligations under capital leases	846	922
Notes payable and current portion of long-term debt	110,621	104,468
Reserve for restructure	102	478
Other current liabilities	7,473	10,559
Total current liabilities	145,408	144,002

Accrued pensions	19,136	19,287
Long-term deferred income taxes	494	494
Long-term obligations under capital leases, less current portion	893	1,066
Other non-current liabilities	6,252	5,972
Total liabilities	$172,183	$170,821

Shareholders' deficit
Accumulated other comprehensive loss	$(2,713)	$(4,929)
Additional paid-in capital	26,609	26,682
Common stock, par value $0.50 per share and entitled to one	4,558	4,558
vote per share: Authorized 30,000 shares, issued 9,116 shares, outstanding 8,623 shares
Retained earnings (accumulated deficit)	(39,226)	(34,906)
Treasury stock, at cost	(8,088)	(8,386)
Total shareholders' deficit	$(18,860)	$(16,981)

Total liabilities and shareholders' deficit	$153,323	$153,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
All disclosures are pre-tax, unless otherwise noted.

1.      Summary of Significant Accounting Policies

Recent Developments
On April 10, 2011, Tasty Baking Company (Tasty Baking Company and its subsidiaries, the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (“Flowers Bakeries”).  Pursuant to an Assignment and Assumption Agreement dated as of April 12, 2011, Flowers Bakeries assigned all of its rights and obligations under the Merger Agreement to Compass Merger Sub, Inc., a Pennsylvania corporation and wholly-owned subsidiary of Flowers (“Merger Sub”).  On April 21, 2011, Merger Sub initiated a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any required withholding taxes.

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

As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (“Merger”) and the Company will become a wholly-owned subsidiary of Flowers and will remain responsible for the Company’s existing obligations, including those under the Company’s defined benefit pension plan.  If Flowers and any of its affiliates acquire more than 80% of the outstanding shares (assuming conversion of all deferred stock units but not any other derivative securities) of the Common Stock, the Merger will be completed through the “short form” merger procedures available under Pennsylvania law.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shares being tendered in the Offer), or that the closing of the Offer or Merger (the “Transaction”) will occur before June 30, 2011, or at all.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 11, 2011 and which is incorporated herein by reference.

Nature of the Business
The Company is a leading producer of sweet baked goods and is one of the nation’s oldest and largest independent baking companies and has been in operation since 1914.  It has two bakeries, one in Philadelphia, Pennsylvania, and a second bakery in Oxford, Pennsylvania.

Fiscal Year
The Company and its subsidiaries operate on a 52-53 week fiscal year, ending on the last Saturday of December.  Fiscal year 2011 is a 53-week year.  Fiscal year 2010 was a 52-week year.

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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to customer sales, discounts and allowances, long-lived asset impairment, indefinite-lived asset impairment, pension and postretirement plan assumptions, workers’ compensation expense and income taxes.  Actual results may differ from these estimates.

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

Sale of Routes
Sales distribution routes are primarily owned by independent sales distributors that purchase the exclusive right to sell and distribute Tastykake® products in defined geographic areas.  When the Company sells a route to independent sales distributors, it recognizes a gain or loss on the sale.  Routes sold by the Company are either existing routes that the Company has previously purchased from an independent sales distributor or newly established routes in new areas. Any gain or loss recorded by the Company is based on the difference between the sales price and the carrying value of the route.  Any potential impairment of net carrying value is reserved as identified.  The Company recognizes gains or losses on sales of routes when all material services or conditions related to the sale have been substantially performed or satisfied by the Company.  In most cases, the Company will finance a portion of the purchase price with interest bearing notes, which are required to be repaid in full.  Interest rates on the notes are based on Treasury or LIBOR yields plus a spread.  The Company has no obligation to repurchase a route but may choose to do so to facilitate a change in route ownership.

Sales distribution routes owned by the Company are considered to have an indefinite life and are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Any potential impairment is recognized when the fair value of the route is less than the net carrying value.  As of March 26, 2011 and December 25, 2010, the net carrying value of sales distribution routes owned by the Company was $2.4 million and $2.2 million, respectively.

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

Spare parts are capitalized as part of machinery and equipment and are expensed as utilized or capitalized as part of the relevant fixed asset.  Spare parts are valued using a moving average method and are reviewed for potential obsolescence on a regular basis.  Reserves are established for all spare parts that are no longer usable and have no fair market value.  During the first quarter of 2011, the Company disposed of spare parts that had previously been fully reserved, and therefore, as of March 26, 2011, the Company did not have a reserve for excess and obsolete spare parts.  As of December 25, 2010, the Company had a reserve for excess and obsolete spare parts of $0.2 million.

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

In 2007, in connection with the decision to relocate its Philadelphia manufacturing operations the Company received a grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (“DCED”).  The opportunity grant has certain spending, job retention and nondiscrimination conditions with which the Company must comply.  The Company accounts for this grant under the deferred income approach and amortizes the deferred income over the same period as the useful life of the asset acquired with the grant.  The asset acquired with the grant was placed into service during 2010.

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

Because the Project’s grant funds merely pass through the Company in its role as an intermediary, the Company records an offsetting asset and liability for the total amount of grants as they relate to the Project.  There are no statements of operations impact related to the establishment of, or subsequent change to, the asset and liability amounts.

Marketing Costs
The Company expenses marketing costs, which include advertising and consumer promotions, as incurred or over the period in which future benefits are expected to be received.  Marketing costs are included as a part of selling, general and administrative expense.  Total marketing costs, including direct marketing and marketing overhead costs, totaled $0.7 million and $0.9 million, for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.

Computer Software Costs
The Company capitalizes certain costs, such as software coding, installation and testing that are incurred to purchase or create and implement internal use computer software.  The majority of the Company’s capitalized software relates to the implementation of enterprise resource planning and handheld computer systems.  The Company’s unamortized capitalized computer software costs totaled $4.4 million and $4.7 million as of March 26, 2010 and December 25, 2010, respectively.  The Company recognized $0.4 million and $0.4 million of amortization expense related to its capitalized computer software costs for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.

Freight, Shipping and Handling Costs
Outbound freight, shipping and handling costs are included as a part of selling, general and administrative expense.  Total outbound freight, shipping and handling costs totaled $2.6 million and $2.9 million, for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.  Inbound freight, shipping and handling costs are capitalized with inventory and expensed with cost of sales.

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

Accounting for Derivative Instruments
The Company has entered into variable-to-fixed rate interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt.  Certain of these contracts are accounted for as cash flow hedges.  Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability.  The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the condensed consolidated statements of operations.  During the first quarter of 2011, the Company evaluated its interest rate swaps and concluded that one of the interest rate swaps was no longer considered effective.  The Company has determined that due to the acceleration of the maturity date of the underlying debt to June 30, 2011, certain originally forecasted interest payments are no longer deemed probable of occurrence.  Accordingly, the Company reclassified approximately $1.9 million related to the ineffective portion of the hedge from other comprehensive income to interest expense during the first quarter of 2011.

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

Net Loss Per Common Share
Net loss per common share is presented as basic and diluted earnings per share.  Net loss per common share – basic represents the earnings for the period available to each share of Common Stock outstanding during the reporting period.  Net loss per common share – diluted represents the amount of earnings for the period available to each share of Common Stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  For the thirteen weeks ended March 26, 2011 and March 27, 2010 options to purchase Common Stock totaling 281,075 and 314,125 shares, respectively, were not included in the calculation of net loss per common share – diluted since the exercise price per share exceeded the actual price per share during the periods presented.

	Thirteen Weeks Ended
	March 26, 2011		March 27, 2010
	Net Loss	Shares	Net Loss	Shares
Net loss	$(4,320)		$(3,920)
Less:
Income attributable to participating securities	-		(16)

Net loss available for common shareholders	$(4,320)		$(3,936)

Net loss per common share - basic	(0.52)	8,337	(0.48)	8,129

Net loss per common share - diluted	(0.52)	8,337	(0.48)	8,129

The Company has determined that the calculation of net loss per common share – basic includes all securities that are also required by the calculation of net loss per common share – diluted, and therefore are the same for the respective periods presented.

Share-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  The total value of compensation expense for restricted stock is based on the closing market price of the Company’s shares of Common Stock on the date of grant.  Forfeitures are required to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The forfeiture rate is based on the Company’s historical forfeiture experience.  The Company calculated its historical pool of windfall tax benefits.

Recent Accounting Pronouncements
There were no recently issued accounting pronouncements that would have a material impact on the Company’s condensed consolidated financial statements.

2.      Going Concern

Due to the Company’s extremely tight liquidity situation and high level of indebtedness that is due June 30, 2011, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate the business and its ability to continue as a going concern.

The Company has incurred, and continues to incur, net losses from operations.  Additionally, the Company is in an accumulated deficit position and has significantly increased its outstanding indebtedness to finance the move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard as well as from higher costs incurred with the transition to and optimization of its new bakery at the Philadelphia Navy Yard.

In response to this situation, the Company explored various strategic alternatives, and on April 10, 2011 entered into the Merger Agreement.  On April 21, 2011, Merger Sub initiated the Offer to acquire all of the outstanding shares of Common Stock of the Company at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any required withholding taxes.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shareholders tendering their shares), or that the closing of the Transaction will occur before June 30, 2011, or at all.

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which implies that it will continue to meet its obligations and continue to operate for at least the next twelve months.  If liquidated, realization values may be substantially different from the carrying amounts as shown, and the condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

During the quarter ended March 26, 2011, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

The following table provides a roll forward of the estimated future obligations related to postemployment benefits associated with the relocation of  the Company’s Philadelphia operations from December 25, 2010 to March 26, 2011  (in thousands):

Restructure reserve, December 25, 2010	$478
Additions	32
Payments	(408)
Restructure reserve, March 26, 2011	$102

The Company expects the remaining payments to be made in 2011 in connection with the restructuring program.

4.      Inventories

Inventories are classified as follows (in thousands):

	March 26, 2011	December 25, 2010
Finished goods	$3,261	$2,602
Work in progress	52	37
Raw materials and supplies	4,595	4,815
	$7,908	$7,454

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $116 thousand and $102 thousand as of March 26, 2011 and December 25, 2010, respectively.

5.      Credit Facilities

Bank Credit Facility
In September 2007, the Company entered into a 5 year, $100 million secured credit facility (the “Bank Credit Facility”) with Citizens Bank of Pennsylvania, Bank of America, Sovereign Bank and Manufacturers and Traders Trust Company (the “Banks”) pursuant to a Credit Agreement dated as of September 6, 2007, as amended (the “Bank Credit Agreement”), consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants.   Upon the Company recognizing its tight liquidity situation near the end of fiscal 2010 and its likely non-compliance with certain financial covenants, the Company approached the Banks who agreed to amendments to waive certain payment obligations and certain defaults for an initial two week period.  These payments included, without limitation, the payment of principal due January 1, 2011 under the Company’s Bank Credit Facility.

On January 14, 2011, the Company entered into arrangements with certain of the Company’s creditors, including without limitations, the Waiver Agreement and Seventh Amendment to the Company’s September 6, 2007 Credit Agreement with the Banks (the “Bank Amendment”).  The Company will pay the Banks $0.5 million in connection with the Bank Amendment on June 30, 2011.  The terms of the Bank Credit Facility, as amended by the Bank Amendment are summarized below.

The Bank Amendment provided that the Banks waived compliance with certain obligations under the Bank Credit Facility including, without limitation, the payment of principal that would otherwise constitute an Event of Default ("Specified Defaults") from the effective date until the earlier of (i) June 30, 2011, (ii) the closing of any sale of all or substantially all of the assets or equity of the Company ("Sale"), or (iii) the occurrence of any Default or Event of Default under the Bank Agreement other than a Specified Default (the "Waiver Period"). Under the Bank Amendment, (a) the Company is not required to make payments of principal due under the Bank Credit Facility during the Waiver Period, (b) the Working Capital Line of Credit will remain at $35.0 million and will not be reduced during the Waiver Period, and (c) the Company shall not sell or issue equity interests or make any Restricted Payments, which includes a prohibition on the payment of dividends.  The Specified Defaults that were waived were (1) any defaults in the payment of principal under the Bank Credit Agreement, (2) failure to satisfy as of December 25, 2010 certain financial covenants under the Bank Credit Agreement, (3) any Event of Default that arose as a result of a “going concern” qualification to Company’s audited financial statements for the fiscal year ended December 25, 2010, and (4) any Event of Default that arose from Company’s failure to make “minimum required contributions” to the Company’s ERISA Plans.

The Bank Amendment changed the maturity date of the Bank Credit Facility to the end of the Waiver Period and reduced the letter of credit limit to the aggregate amount of letters of credit then currently outstanding, while not permitting the Company to issue new letters of credit or extend outstanding letters of credit. The Bank Amendment also added new covenants, including, among others, (i) requiring that the Company engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a Sale during the Waiver Period in an amount sufficient to pay all obligations of the Company under the Bank Agreement and all transaction costs, and (ii) amending the financial covenants to now be as follows:

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

 (b)    Minimum Liquidity - Maintain on a consolidated basis Minimum Liquidity (as defined by the Bank Amendment) of:

(i)     $1.25 million as of the end of each week ended February 4, 2011 through the week ended February 18, 2011;

(ii)    $0.75 million as of the end of each week ended February 25, 2011 through the week ended April 8, 2011; and

(iii)   For the Budget Period reflected in the Q2 Budget, an amount to be agreed upon by the Company and the Lenders after receipt of the Q2 Budget.

(c)    Capital Expenditures - Not permit its Capital Expenditures (as defined by the Bank Amendment), excluding Capital Leases, to exceed $1.7 million during the Waiver Period.

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

For the thirteen weeks ended March 26, 2011, the Company’s EBITDA, as defined under the Bank Credit Agreement, and cumulative gross sales were $6.4 million and $76.8 million, respectively.  The Company is currently projecting compliance with all financial and non-financial covenants through June 30, 2011.

The Bank Amendment also expanded the definition of Event of Default (as defined by the Bank Amendment).  Subject to the waiver of the Specified Defaults, upon the occurrence and during the continuance of any Event of Default, Citizens and/or the Required Lenders may declare the outstanding loans and all other obligations under the Bank Agreement immediately due and payable.

The Bank Amendment also prohibited the Company from making certain payments during the Waiver Period to the Landlords, PIDC, MELF or the Note Holders (as defined below).  In addition, the Bank Amendment also provided that the applicable interest rates under the Bank Agreement would increase from and after December 31, 2010 to (i) 7.5% per annum for the Job Bank Loan, and (ii) the Daily LIBOR Rate (as defined in the Bank Agreement) plus 5.5% per annum for all other amounts borrowed under the Bank Credit Facility.  The Bank Amendment also required the Company to pay an amendment fee of $0.5 million by no later than June 30, 2011.  Approximately $0.3 million of these financing costs were recognized as interest expense during the first quarter of 2011.

The Bank Amendment waived certain covenants as of December 25, 2010 in order to avoid an instance of non-compliance.  Upon the occurrence and during the continuance of any Event of Default, other than the Specified Defaults, the outstanding loans and all other obligations under the Bank Credit Agreement may become immediately due and payable.

As of March 26, 2011 and December 25, 2010, the outstanding balances, excluding amendment fees and interest expense incurred, under the Bank Credit Facility were $81.7 million and $82.5 million, respectively.   As of March 26, 2011 and December 25, 2010, the Company had $2.5 million and $1.8 million of credit available under the Bank Credit Facility, respectively.

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

Following an initial two-week waiver period from the PIDC, on January 14, 2011, the Company entered into a Forbearance and Amendment Agreement (“PIDC Amendment”), which amended the Credit Agreement dated as of September 6, 2007, among the Company, as Borrower, its subsidiaries, as Guarantors, and PIDC as Lender, as amended (the “PIDC Agreement”).

The PIDC Amendment provided for a new $2.0 million loan to the Company that accrues interest at 9.5% per annum, with interest due on a monthly basis.  Principal on this new loan is due on the “Maturity Date,” which definition was amended for all loans under the PIDC Agreement to now be the earlier of (i) June 30, 2011, (ii) the closing of a Sale (as defined under the Bank Amendment), or (iii) the occurrence of any Forbearance Default (as defined in the PIDC Amendment).  This new loan will be secured by the same collateral previously provided to PIDC under the PIDC Agreement.  The PIDC Amendment also required the Company to pay an amendment fee of $30 thousand on January 14, 2011.

The PIDC Amendment provided that PIDC will not exercise its rights and remedies under the PIDC Agreement with regard to certain defaults from the Effective Date until the earlier of (i) June 30, 2011, (ii) the closing of a Sale, or (iii) the date that any Forbearance Default occurs (the “Forbearance Period”); provided, however, any Designated Default shall constitute an Event of Default under the PIDC Agreement without the need for further notice to the Company or any other person.  The "Designated Defaults" are (a) any defaults in the payment of principal or interest under the PIDC Agreement as of February 1, 2011, (b) Events of Default that arise as a result of a cross-default with the Bank Credit Agreement, (c) any Event of Default that arose as a result of a "going concern" qualification to the Company's audited financial statements for the fiscal year ended December 25, 2010, and (d) any Events of Default that arise from the Company's failure to make "minimum required contributions" to the Company's ERISA Plans so long as these contributions are made within thirty (30) days after the date when due.

The PIDC Amendment also provided for a deferral of any payments (other than payments of interest under the new loan under the PIDC Amendment) required under the PIDC Agreement until the last day of the Forbearance Period, at which time all such amounts shall be due and payable in full.

The PIDC Agreement also contains customary events of default, including a cross-default to other agreements such as the Bank Agreement, the MELF Agreements and the Lease Agreements.  Upon the occurrence and during the continuance of any Event of Default, PIDC may declare the outstanding loan and all other obligations under the PIDC Agreement immediately due and payable.  The PIDC Agreement is also subject to the Intercreditor Agreement (as defined below).

As of March 26, 2011 and December 25, 2010, the aggregate outstanding balance under the PIDC Credit Facility, including interest accrued since January 14, 2011, was $14.2 million and $12.0 million, respectively.

Eighth Amendment to the Bank Credit Agreement and Second Amendment to the PIDC Agreement
On March 25, 2011 the Company entered into a Waiver, Consent and Eighth Amendment ("Eighth Amendment") to its Bank Credit Agreement among the Company and the Banks. In connection with this amendment, the Company paid a fee of $0.1 million to the Banks in April 2011, which will be recognized as interest expense through June 30, 2011. The Company also entered into a Waiver, Consent and Second Amendment to the PIDC Agreement (“PIDC Second Amendment”), which amended the PIDC Agreement, dated as of September 6, 2007, as amended.  These amendments provided for the following:

●
Provided for an extension from 90 days to 105 days after the Company’s fiscal year end to provide audited financial statements prepared in accordance with Generally Accepted Accounting Principles and accompanied by a report and opinion of an independent certified public accountant;

●	Waived certain specified lien defaults caused by mechanics liens; and

●
Permitted the Company to enter into an agreement for the disposition of certain assets, specifically related to the sale of the accounts receivable balance from The Great Atlantic and Pacific Tea Company, Inc. (“Permitted A&P Disposition”), subject to certain limitations.

MELF
In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”). This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2” and together with MELF Loan 1, the “Existing MELF Agreements”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.

In connection with and as a condition of entering into the Bank Amendment, letter agreements were executed in favor of the Company by MELF effective as of December 31, 2010 and January 14, 2011 with regard to the Existing MELF Agreements.  This January 14, 2011 letter agreement with MELF generally provides for a moratorium on principal and interest payments due under the Existing MELF Agreements from October 1, 2010 until June 30, 2011.  Interest will accrue during the moratorium period, be capitalized and added to principal.  Principal and interest payments will resume July 1, 2011 in an amount sufficient to amortize the principal balance over the remaining life of the applicable MELF loan.

The Company also entered into a Loan Agreement with MELF, dated as of January 14, 2011 (the “New MELF Agreement,” and together with the Existing MELF Agreements, the “MELF Agreements”). The New MELF Agreement provided for a $1.0 million loan which is due February 1, 2021 (“MELF Loan 3”) that is secured by a second lien on certain of the Company’s equipment located at the plant in Oxford, Pennsylvania and a blanket lien on all of the Company’s other assets that is subordinated to the liens in favor of the Banks and PIDC, subject to the Intercreditor Agreement.  This new loan accrues interest at 4.25% per annum from and after January 14, 2011, with payments of interest and principal (using a 10-year amortization schedule) being due on the first day of each month commencing on July 1, 2011.  Interest accrued from January 14, 2011 until July 1, 2011 shall be capitalized and added to the principal to be paid during the term of the loan.  Upon an Event of Default under the New MELF Agreement, MELF may increase the interest rate to the greater of 12.5% per annum or the prime interest rate plus 2% per annum.  The New MELF Agreement has substantially the same terms as the Existing MELF Agreements.

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

As of March 26, 2011 and December 25, 2010, the aggregate outstanding balance under the MELF Agreements, including interest accrued since January 14, 2011, was $11.2 million and $10.0 million, respectively.

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

As of March 26, 2011, the outstanding balance under the 2011 Notes, excluding accrued interest was $3.5 million.

Intercreditor Agreement
In September 2007, the Company entered into an intercreditor agreement, which governed the shared collateral positions for the loans under the Bank Credit Agreement, the PIDC Agreement and the MELF Loan 1, and subsequently MELF Loan 2, and which established the priorities and procedures that each lender had in enforcing the terms and conditions of each of their respective agreements.  In connection with the Bank Amendments, the New MELF Agreement, the new loan under the PIDC Amendment and the 2011 Notes, this Intercreditor Agreement was amended and restated as of January 14, 2011 (as amended and restated, the “Intercreditor Agreement”) to, among other things, make the Note Holders a party to and bound by the terms of the Intercreditor Agreement and reestablish the relative priority of the parties with respect to the shared collateral subject to the Intercreditor Agreement.  The Intercreditor Agreement permits the Banks and Citizens (as Agent) to have the initial responsibility to enforce the terms and conditions of the various loan agreements, subject to certain specific limitations, and allows the Banks to negotiate amendments and waivers on behalf of PIDC, MELF and the Note Holders, subject to the approval of each such lender.

As of March 26, 2011, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Agreement, the PIDC Agreement, the MELF Agreements and the 2011 Notes.

Lease Agreements
In connection with and as a condition of entering into the Bank Amendment, letter agreements were executed with regard to the Company’s (i) Industrial Lease Agreement and the Improvements Agreement with L/S 26th Street South, LP (assignee from Liberty Property/Synterra Limited Partnership) (“Bakery Landlord”), dated May 8, 2007, as amended (collectively, the “Bakery Lease”), and (ii) Lease Agreement with L/S Three Crescent Drive, LP (“Office Landlord”, and together with the Bakery Landlord, the “Landlords”), dated June 15, 2007 (“Office Lease,” and together with the Bakery Lease, the “Lease Agreements”).  The Bakery Lease relates to the Company’s improvement and lease of a 345,500 square foot building on approximately 25 acres of land that houses the Company’s new bakery and a warehouse and distribution center.  The Office Lease is for the Company’s headquarters at the Philadelphia Navy Yard.

The letter agreements provide for a waiver of certain specified payments required under the Lease Agreements during the Waiver Period, which payments shall not be paid until after the end of the Waiver Period, except for any payments of Operating Expenses under the Lease Agreements which shall continue to be due.

The letter agreements from the Landlords also waived any Event of Default under the Lease Agreements that existed up to and including the end of the Waiver Period due to the failure of the Company to make payments under the Leases.

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

The Company has a $35.0 million notional value interest rate swap with a fixed LIBOR rate of 3.835% that expires on September 5, 2012.   During the first quarter of 2011, the Company evaluated the $35.0 million interest rate swap and concluded that it was no longer considered effective.  The Company has determined that due to the acceleration of the maturity date of the underlying debt to June 30, 2011, certain originally forecasted interest payments are no longer deemed probable of occurrence.  Accordingly, the Company reclassified approximately $1.9 million related to the ineffective portion of the hedge from other comprehensive income to interest expense during the first quarter of 2011.  As of December 25, 2010, the cumulative change in the fair market value of this interest rate swap was reflected as a liability totaling $2.1 million.

The Company also has an $8.0 million notional value interest rate swap with a fixed LIBOR rate of 2.97% that expires on May 1, 2011.  This interest rate swap does not hedge any portion of the credit spread to which the underlying debt is subject.  The cumulative change in the fair market value of the derivative instrument reflected as a liability totaled less than $0.1 million as of March 26, 2011.  The cumulative change in the fair market value of the derivative instrument reflected as a liability totaled $0.1 million as of December 25, 2010.  The Company evaluated the $8.0 million notional value interest rate swap, and concluded that it continued to be effective throughout the first quarter of fiscal 2011.  Accordingly, no amounts were reclassified from other comprehensive income to interest expense for this swap since this swap continues to be effective throughout the first quarter of 2011.

As part of the construction of its new bakery, the Company entered into firm commitments to acquire machinery and equipment denominated in a foreign currency.  In order to hedge the exposure resulting from changes in foreign currency rates, the Company entered into foreign currency forward contracts denominated in Australian Dollars (“AUD”).  These contracts were accounted for as foreign currency fair value hedges.  Accordingly, the changes in fair value of both the firm commitments and the derivative instruments were recorded in the condensed consolidated statements of operations, with the corresponding asset and liability recorded on the balance sheets.

The following table provides the location and amounts of gains and losses associated with the Company’s derivative instruments (in thousands):

		Thirteen Weeks Ended
	Income Statement	March 26,	March 27,
	Location	2011	2010
Cash Flow Hedges
Interest Rate Swaps
Net loss recognized in accumulated other comprehensive income		$(53)	$(168)
Net loss reclassified from accumulated other comprehensive income to interest expense	Interest expense	(2,142)	(309)

Fair Value Hedges
Foreign currency forward contracts
Net gain recognized in other income, net	Other (income) expense, net	-	7

Amounts are reclassified from accumulated other comprehensive income to interest expense for the interest rate swaps on the scheduled maturity dates defined by the agreements.  Additionally, reclassifications from accumulated other comprehensive income may occur when (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is over hedged and must discontinue hedge accounting.

Foreign currency fair value hedges are entered into against foreign currency fluctuations of firm commitments.  Amounts recognized in other (income) expense, net associated with these fair value hedges are fully offset by foreign currency fluctuations of the firm commitments also recognized in other (income) expense, net.  There were no outstanding foreign currency forward contracts as of March 26, 2011 or December 25, 2010.

Derivative instruments are reflected in the condensed consolidated Balance Sheets as follows (in thousands):

		March 26,	December 25,
	Balance Sheet Location	2011	2010
Hedging derivative instruments
Interest rate swaps	Other current liabilities	$(1,957)	$(2,233)

Counterparties to the interest rate swaps are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required.  There are no significant risk concentrations.  The Company believes the risk of incurring losses on derivative contracts related to credit risk is remote.

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

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company bases its Level 2 fair value estimates on independently sourced market parameters, including interest rates.

The following table presents liabilities measured at fair value on a recurring basis as of March 26, 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(1,957)	$—	$(1,957)	$—
Total financial instruments owned	$(1,957)	$—	$(1,957)	$—

The following table presents liabilities measured at fair value on a recurring basis as of December 25, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Interest rate swaps	$(2,233)	$—	$(2,233)	$—
Total financial instruments owned	$(2,233)	$—	$(2,233)	$—

As of March 26, 2011 and December 25, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and current portion of long-term debt and other current assets and liabilities are representative of fair value due to the short-term nature of the instruments.

The Company also has nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  These include long-lived assets, asset retirement obligations and sales distribution routes owned by the Company.  These items are recognized at fair value when they are considered to be other than temporarily impaired.  No material adjustments were made to assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal 2011.

8.      Defined Benefit Retirement Plans

The Company maintains a partially funded noncontributory Defined Benefit Retirement Plan (the “DB Plan”) providing retirement benefits. Benefits under this DB Plan generally are based on the employees’ years of service and compensation during the years preceding retirement.  The Company amended the DB Plan to freeze benefit accruals effective March 26, 2005.  The Company maintains a DB Supplemental Executive Retirement Plan (“SERP”) for key employees designated by the Board of Directors (the “Board”), however, there are no current employees earning benefits under this plan.  The Company also maintains a frozen unfunded Retirement Plan for Directors (the “DB Director Plan”).  The benefit amount is the annual cash retainer (but not less than $16 thousand for directors serving on December 31, 1993) to be paid annually commencing on the latter of age 65 or retirement from the Board for a period equal to the lesser of the director’s life or the number of years credited service on the Board.

Effective February 15, 2007, benefit accruals under the DB Director Plan were frozen for current directors and future directors were precluded from participating in the plan.  Participants are credited for service under the DB Director Plan after February 15, 2007 solely for vesting purposes.

In connection with the DB Director Plan, the Company entered into a Trust Agreement for the benefit of directors. Under this Trust Agreement, in the event of a Potential Change of Control (as that term is defined in the Trust Agreement) of the Company, the Company is obligated to deposit sufficient funds with the Trustee to enable it to purchase annuity contracts to fund the directors’ retirement benefits. In addition, the Company has a similar arrangement to fund a trust agreement for certain agreements with former officers under the SERP. By entering into the Merger Agreement on April 10, 2011, the Company triggered a Potential Change of Control; however, the Company did not deposit these funds (estimated to be approximately $6 million) with the Trustee as required by the respective trust agreement. Instead, pursuant to the terms of the Merger Agreement, Flowers has agreed to pay the retirement benefits owed under the DB Director Plan and the SERP arrangements following the closing of the Offer.

The components of the DB Plan, DB SERP, and DB Director Plan’s costs are summarized as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Service cost	$-	$-
Interest cost on projected benefit obligation	1,112	1,156
Expected return on plan assets	(1,142)	(1,092)
Amortization of prior service cost	-	-
Actuarial loss recognition	20	15
Net periodic benefit cost (income)	$(10)	$79

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum pension contributions totaling $1.3 million.  The Company also has a minimum pension contribution requirement of $3.5 million in 2011 and it plans to file a waiver for this minimum pension contribution in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum pension contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition the minimum pension contributions that would be due in each of those years. The Company did not make any pension contributions to the defined benefit pension plan during the first quarter of fiscal 2011.

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

The second benefit in the DC Retirement Plan is a 401(k) Plan (“401(k) Plan”).  Under the 401(k) Plan, all participants receive a discretionary Company match of their elective deferrals.  Historically, the Company matching contribution has been 50% of their elective deferrals that do not exceed 4.0% of their covered compensation as defined in the 401(k) Plan. As of June 27, 2009, the Company suspended the discretionary matching contribution under the 401(k) Plan for the remainder of fiscal 2009 for all employees who participate in the program. The Company elected to reinstate the discretionary matching contribution under the 401(k) Plan beginning in fiscal 2010.  In January 2011, the Company suspended the discretionary matching contribution under the 401(k) Plan.

The Company also maintains an unfunded defined contribution SERP (“DC SERP”) for one eligible active employee.   The total DC SERP liability as of March 26, 2011 and December 25, 2010, was $2.1 million and $2.0 million, respectively.

Components of defined contribution retirement plan expenses are summarized as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
DC Plan expense	$349	$459
DC SERP expense	81	110
401(k) matching contribution	23	178
Net defined contribution retirement plan expenses	$453	$747

10.      Income Taxes

The Company did not recognize any net tax benefit during the thirteen weeks ended March 26, 2011, and likewise had a zero percent effective tax rate.  In the prior year, the Company established a full valuation allowance against all deferred tax assets.  As such, the Company did not recognize any tax benefit during the thirteen weeks ended March 26, 2011, and therefore had a zero percent effective tax rate. The Company’s effective tax rate was 35.7% for the thirteen weeks ended March 27, 2010.

The establishment of the valuation allowance does not preclude the Company from utilizing its deferred tax assets in the future; however, there may be limitations on the utilization of net operating loss and other carryforwards as a result of a change in ownership.

11.      Accumulated Other Comprehensive Loss

Total comprehensive loss, net of taxes, is comprised as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Net loss	$(4,320)	$(3,920)
Other comprehensive income (loss)
Change in defined benefit retirement plan	13	1,056
Change in unrealized loss (gain) on derivative instruments	2,203	(71)
Total other comprehensive income (loss)	2,216	985
Total comprehensive loss	$(2,104)	$(2,935)

The following table summarizes the components of total accumulated other comprehensive loss, net of tax (in thousands):

	March 26, 2011	December 25, 2010
Defined benefit retirement plan	$(3,546)	$(3,559)
Unrealized loss (gain) on derivative instruments	833	(1,370)
Total accumulated other comprehensive loss	$(2,713)	$(4,929)

12.      Subsequent Events

On April 10, 2011, and as discussed in Note 1 to the condensed consolidated financial statements, the Company entered into the Merger Agreement.  On April 21, 2011, Merger Sub initiated the Offer to acquire all of the outstanding shares of Common Stock of the Company at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any required withholding taxes.

The obligation to purchase the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including no breach by the Company of the Bakery Lease at the Philadelphia Navy Yard (which has not been cured or waived) and other customary closing conditions.  In addition, the obligation to purchase the shares tendered in the Offer is also subject to the condition that the number of the outstanding shares of Common Stock that have been validly tendered and not validly withdrawn, together with any shares of Common Stock then owned by Flowers and its subsidiaries, equals a majority of the Common Stock outstanding (assuming conversion of all deferred stock units but not any other derivative securities) as of the expiration of the Offer.

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

There can be no assurance that the conditions to closing will be met (including a sufficient number of shares being tendered in the Offer), or that the closing of the Transaction will occur before June 30, 2011, or at all.

Litigation Related to the Merger

On April 21, 2011, a Verified Shareholder Derivative and Class Action Complaint was filed in Michelsen and Enochs v. Tasty Baking Company, et al., No. 11-04-02487, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (“the Michelsen Complaint”). The Michelsen Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries. The Michelsen Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Flowers and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty. The Michelsen Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement. The Michelsen Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Michelsen Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Michelsen Complaint lack merit, and will contest them vigorously.

On April 27, 2011, a Verified Shareholder Derivative and Class Action Complaint was filed in Paul F. Ringheiser III  v. Tasty Baking Company, et al., No. 110402927, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (the “Ringheiser Complaint”). The Ringheiser Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries.  The Ringheiser Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Flowers and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty.  The Ringheiser Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement.  The Ringheiser Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Ringheiser Complaint alleges additionally that the top-up option will have a dilutive effect on appraisal value.  The Ringheiser Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Ringheiser Complaint lack merit, and will contest them vigorously.

On April 29, 2011, a Verified Shareholder Derivative Complaint was filed in Joan Taylor v. Tasty Baking Company, et al., No. 110500004, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (the “Taylor Complaint”). The Taylor Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries.  The Taylor Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that the Company and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty.  The Taylor Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement.  The Taylor Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Taylor Complaint alleges additionally that the disclosures contained in the Company’s Schedule 14D-9 omit material information about the Offer and Merger.  The Taylor Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Taylor Complaint lack merit, and will contest them vigorously.

With respect to each of the foregoing matters, there can be no assurance that the Company will be successful in the defense of such matters. The outcome of this litigation is uncertain and the Company cannot currently predict the manner and timing of the resolution of these claims, the likelihood of the issuance of an injunction preventing the consummation of the Offer or Merger, or an estimate of a range of possible losses or any minimum loss that could result in the event of an adverse judgment in these claims.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation
All disclosures are pre-tax, unless otherwise noted.

Recent Developments
On April 10, 2011, Tasty Baking Company (Tasty Baking Company and its subsidiaries, the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flowers Foods, Inc., a Georgia corporation (“Flowers”), and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (“Flowers Bakeries”).  Pursuant to an Assignment and Assumption Agreement dated as of April 12, 2011, Flowers Bakeries assigned all of its rights and obligations under the Merger Agreement to Compass Merger Sub, Inc., a Pennsylvania corporation and wholly-owned subsidiary of Flowers (“Merger Sub”).  On April 21, 2011, Merger Sub initiated a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, of the Company (“Common Stock”) at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any required withholding taxes.

The obligation to purchase the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including no breach by the Company of its lease for its bakery at the Philadelphia Navy Yard (which has not been cured or waived) and other customary closing conditions. In addition, the obligation to purchase the shares tendered in the Offer is also subject to the condition that the number of the outstanding shares of Common Stock that have been validly tendered and not validly withdrawn, together with any shares of Common Stock then owned by Flowers and its subsidiaries, equals a majority of the Common Stock outstanding (assuming conversion of all deferred stock units but not any other derivative securities) as of the expiration of the Offer.  The Offer is scheduled to expire at 12:00 midnight, Philadelphia, Pennsylvania time, on May 19, 2011, unless the Offer is otherwise extended.

As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (“Merger”) and the Company will become a wholly-owned subsidiary of Flowers and will remain responsible for the Company’s existing obligations, including those under the Company’s defined benefit pension plan. If Flowers and any of its affiliates acquire more than 80% of the outstanding shares (assuming conversion of all deferred stock units but not any other derivative securities) of the Common Stock, the Merger will be completed through the “short form” merger procedures available under Pennsylvania law.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shares being tendered in the Offer), or that the closing of the Offer or Merger (the “Transaction”) will occur before June 30, 2011, or at all.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Form 8-K filed on April 11, 2011 and which is incorporated herein by reference.

Going Concern
Due to the Company’s extremely tight liquidity situation and high level of indebtedness that is due June 30, 2011, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate the business and its ability to continue as a going concern.

The Company has incurred, and continues to incur, net losses from operations.  Additionally, the Company is in an accumulated deficit position and has significantly increased its outstanding indebtedness to finance the move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard as well as from higher costs incurred with the transition to and optimization of its new bakery at the Philadelphia Navy Yard.

In response to this situation, the Company explored various strategic alternatives, and on April 10, 2011 entered into the Merger Agreement.  On April 21, 2011, Merger Sub initiated the Offer to acquire all of the outstanding shares of Common Stock of the Company at a purchase price of $4.00 per share, net to the holder in cash, without any interest and subject to any required withholding taxes.

Results of Operations

For the Thirteen Weeks ended March 26, 2011 and March 27, 2010

Overview
Net loss for the first quarter of 2011 was $4.3 million or $0.52 per fully-diluted share, as compared to a net loss of $3.9 million, or $0.48 per fully-diluted share for the first quarter 2010.  Earnings for the first quarter of 2011 were negatively impacted by $2.5 in additional interest expense related to incremental deferred financing fees associated with the amendments to its Bank Credit Agreement (as defined below) and the Company’s determination that a $35 million interest rate swap was no longer deemed effective due to the acceleration of the maturity date of the underlying debt to June 30, 2011.  Also negatively impacting earnings during the quarter was $1.7 million in costs associated with the Company’s evaluation of various possible financial and strategic options which culminated in the Merger Agreement as well as other costs associated with the amendments to the Company’s bank agreements.

Sales
Gross sales in the first quarter of 2011 increased $4.5 million or 6.2%, versus the comparable period in 2010, on a volume increase of 4.0%.  The increase was comprised of a 15.0% or $8.1 million increase in sales to the Company’s route customers, which were partially offset by a $3.6 million decline in sales to the Company’s non-route customers. Contributing to the Company’s higher route sales was the impact of a price increase on select products that became effective during the fourth quarter of 2010.  Also, contributing to higher route sales was the elimination of unfulfilled demand from production and distribution limitations in fiscal 2010 stemming from an oven fire at the Hunting Park bakery, severe weather, and production and distribution transition issues at the bakery at the Philadelphia Navy Yard. Contributing to the decline in non-route sales was the termination of relationships with certain third party distributors during the second half of fiscal 2010.  Total net sales increased 5.8% in the first quarter 2011 compared to the same period in 2010 driven by the increase in gross sales, which was partially offset by higher promotional costs.

Cost of Sales
Total cost of sales, excluding depreciation, decreased $0.2 million in the first quarter 2011 as compared to the same period of 2010.  The decline in cost of sales was driven by the elimination of transition and optimization costs, which during the first quarter 2010 were $2.4 million.  The lower costs were partially offset by $1.3 million in higher ingredient and packaging costs, as well as by the impact of higher sales volumes described above.  During the first quarter of 2011, the Philadelphia Navy Yard bakery’s operational performance was at levels which allowed for the elimination of transition and optimization costs that during previous quarters had negatively impacted financial performance.

Depreciation
Depreciation expense decreased $2.3 million to $2.4 million in the first quarter 2011 from $4.7 million in the first quarter 2010.  The decline was due to lower accelerated depreciation resulting from the changes in the useful lives of certain assets at the Company’s Hunting Park bakery that were not relocated to the Philadelphia Navy Yard bakery, which was partially offset by higher depreciation related to assets placed in service during fiscal 2010.  During the first quarter of fiscal 2010 accelerated depreciation was $2.7 million.

Gross Profit
For the first quarter of fiscal 2011 gross profit increased by 59.4% to $13.3 million or 29.2% of 2011 net sales, from $8.4 million or 19.4% of net sales in the first quarter of 2010.  The largest drivers of the change were the impact of higher sales volumes; increased selling prices; and the elimination of accelerated depreciation as well as transition and optimization related costs at the Philadelphia Navy Yard.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in the first quarter 2011 increased by $0.5 million over the first quarter of 2010.  During the first quarter of 2011, the Company incurred $1.7 million in expenses associated with the Company’s evaluation of various possible financial and strategic options which culminated in the Merger Agreement as well as other costs associated with the amendments to the Bank Credit Agreement.  These costs were only partially offset by lower sales and marketing costs in the first quarter of fiscal 2011 as well as the elimination of the transition costs associated with the relocation to the new bakery at the Philadelphia Navy Yard in the first quarter of 2010.

Interest Expense
Interest expense increased by $3.1 million to $4.4 million in the first quarter of 2011 from $1.3 million in the first quarter of 2010, primarily due to the reclassification of approximately $1.9 million from accumulated other comprehensive income to interest expense related to the ineffectiveness of one of the Company’s interest rate swaps.  The Company determined that due to the acceleration of the maturity date of the underlying debt to June 30, 2011, the original forecasted interest payments are no longer deemed probable of occurrence, and as such the Company discontinued hedge accounting for the interest rate swap.  The Company also incurred additional financing costs associated with amendments to its Bank Credit Agreement, of which approximately $0.3 million was recognized during the first quarter of 2011.  Additionally, the Company had higher outstanding debt levels during the first quarter of 2011, related primarily to the investment in the new bakery at the Philadelphia Navy Yard and is also subject to higher credit spreads on its outstanding indebtedness resulting from the amendments entered into during the first quarter of 2011.   The Company is exposed to market risk relative to its interest expense as certain of its notes payable and borrowings under the Bank Credit Facility have floating interest rates that vary with the conditions of the credit market.

Other (Income) Expense, Net
Other income, net, totaled $0.1 million in the first quarter of 2011 compared to other expense, net of $0.2 million in the first quarter of 2010.  The decrease in other expense, net in the first quarter of 2011 is primarily driven by a change totaling $0.4 million related to postemployment costs incurred in connection with the restructuring of the Company’s sales organization as compared to the first quarter of fiscal 2010.

Taxes
The Company did not recognize any net tax benefit or expense during the thirteen weeks ended March 26, 2011, and likewise had a zero percent effective tax rate.  In the prior year, the Company established a full valuation allowance against all deferred tax assets.  As such, the Company did not recognize any tax benefit during the thirteen weeks ended March 26, 2011, and therefore had a zero percent effective tax rate.  The effective income tax rate for state and federal taxes was 35.7% for the thirteen weeks ended March 27, 2010.

Liquidity and Capital Resources

Overview

In 2007, the Company made the decision to relocate its operations from its then 85 year old Hunting Park bakery to a state of the art bakery at the Philadelphia Navy Yard that would provide enhanced operational flexibility and improved cost structure.  As a result of certain production difficulties experienced during the transition to and optimization of the Company’s new bakery at the Philadelphia Navy Yard, the Company did not achieve its expected operational cash savings during 2010. These difficulties, when combined with higher debt levels, a sharp rise in commodity costs and the impact of a bankruptcy filing by a significant customer resulted in a significant strain on the Company’s liquidity at the end of fiscal 2010.  The strain on liquidity and rising costs also impacted the Company’s ability to meet financial covenants required under the 5 year, $100 million secured credit facility (the “Bank Credit Facility” with Citizens Bank of Pennsylvania, Bank of America, Sovereign Bank and Manufacturers and Traders Trust Company (the “Banks”) dated September 6, 2007, as amended the "Bank Credit Agreement").

In response, the Company entered into amendments to the Bank Credit Agreement on December 31, 2010, and subsequently on January 14, 2011, which culminated with the Banks deferring principal payments due under the Bank Credit Facility until June 30, 2011, waiving certain defaults, changing the maturity date of the Bank Credit Facility to June 30, 2011, amending certain financial covenants and establishing new covenants, including, among other things, imposing  minimum cash balances until June 30, 2011 and prohibiting the payment of any dividends on the Company’s Common Stock.  In addition, the amendments to the Bank Credit Agreement require the Company to pursue consummating the sale of the Company by June 30, 2011. At the same time, the Company also received waiver letters or entered into amendments with the lenders for the Company's loans from the PIDC Local Development Corporation (“PIDC”) and the Machinery and Equipment Loan Fund (“MELF”) of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, along with the landlords for the Company's leases at the new bakery and its office headquarters at the Philadelphia Navy Yard.  These generally permit the Company to defer certain payments until June 30, 2011 and provide that the creditor will waive certain specified defaults under the relevant agreement (but not any future defaults not specified therein) until June 30, 2011.  In addition, in response to the extremely tight liquidity and in connection with the amendment to the Bank Credit Agreement, the Company also raised $6.5 million in additional debt capital on January 14, 2011, which included $3.5 million in 12% promissory notes issued to a group of accredited investors (“2011 Notes”).  The terms of these agreements, including these recent amendments, are described in more detail below under “Credit and Leasing Arrangements.”

The total aggregate amount expected to be outstanding on June 30, 2011 under the Bank Credit Facility, the loans from PIDC, MELF and the 2011 Notes, and the leases at the Philadelphia Navy Yard, is approximately $110 million, of which approximately $80 million is expected to be owed under the Bank Credit Facility.  As of March 26, 2011, the Company had $6 thousand of unrestricted cash and $2.5 million available under its Bank Credit Facility.  In light of this, the Company explored various financial and strategic alternatives, which culminated in the Company entering into the Merger Agreement as described above.

There can be no assurance that the conditions to closing will be met (including a sufficient number of shares being tendered in the Offer), or that the closing of the Transaction will occur before June 30, 2011, or at all.  The failure to complete a successful transaction prior to June 30, 2011 would likely result in a default under the Bank Credit Agreement and the other agreements amended on January 14, 2011, and could cause the Company to seek protection under the United States Bankruptcy Code.

In addition, due to extremely tight liquidity, the Company’s ability to negotiate favorable credit terms with suppliers has been negatively impacted.  A further deterioration in credit terms combined with a continued sharp rise in commodity costs may prevent the Company from securing materials required to fulfill demand.  As a result, the Company is currently working with vendors to secure materials necessary to fulfill demand through short-term arrangements.

For additional discussion of factors that may affect the Company’s ability to continue as a going concern and the potential consequences of its failure to do so, please refer to Part I, “Item 1A. Risk Factors” in the Annual Report of the Company on Form 10-K for the fiscal year ended December 25, 2010 (“2010 Form 10-K”) and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Cash and Cash Equivalents

Working Capital

Current assets at March 26, 2011 were $32.6 million compared to $29.6 million at December 25, 2010, and current liabilities at March 26, 2011 were $145.4 million compared to $144.0 million at December 25, 2010.  The increase in current assets was primarily driven by an increase in accounts receivable of $2.1 million.  The increase in current liabilities was primarily driven by $6.5 million of additional indebtedness generated from borrowings from PIDC, MELF and the 2011 Notes, partially offset by a $3.1 million decrease in other current liabilities due to the timing of payments.  In addition, during the first quarter of fiscal 2011, the Company made payments of $0.2 million on the current portion of long-term debt and capital lease obligations.

On February 14, 2011, the Company filed an application with the IRS for a waiver of its remaining 2010 minimum pension contributions totaling $1.3 million.  The Company also has a minimum pension contribution requirement of $3.5 million in 2011 and it plans to file a waiver for this minimum pension contribution in the second quarter of 2011.  If granted, these applications will defer the 2010 and 2011 minimum pension contributions to the defined benefit pension plan until 2012 when they will be paid to the plan over 5 years in addition the minimum pension contributions that would be due in each of those years. The Company did not make any pension contributions to the defined benefit pension plan during the first quarter of fiscal 2011.

Liquidity

The Company’s liquidity is primarily determined by its availability under the Bank Credit Facility, unrestricted cash balances, and cash flows from operations.  If cash requirements exceed the cash provided by operating activities, then the Company has historically looked to unrestricted cash balances and borrowings under the Bank Credit Facility.  The Company may also seek public and private sources of financing.  In this regard, the Company raised $6.5 million in January 2011 in response to the extremely tight liquidity situation facing the Company, including $3.5 million from the 2011 Notes.  As of March 26, 2011 and December 25, 2010, the Company had (i) $6 thousand and $5 thousand of unrestricted cash balances and (ii) $2.5 million and $1.8 million of credit available under the Bank Credit Facility, respectively.

In recent years, however, the Company significantly increased its outstanding indebtedness to finance the move of its corporate and manufacturing and distribution facilities to new facilities at the Philadelphia Navy Yard.  The Company used funds from the Bank Credit Facility, a PIDC Credit Facility (as defined below), and Existing MELF Agreements (as defined below) for this move. The Company also entered into certain capital and operating leases with regard to these new facilities, and also issued the 2011 Notes.  The outstanding obligations for each of these lending arrangements, excluding fees incurred and interest incurred as otherwise noted below, as of December 25, 2010 and March 26, 2011 is set forth in the table below, and the terms of the loans and leases are described in more detail below under the heading “Credit and Leasing Arrangements.”

	March 26, 2011		December 25, 2010
Bank Credit Facility	$81.7		$82.5
PIDC	$14.2	(a)	$12.0
MELF	$11.2	(a)	$10.0
2011 Notes	$ 3.5		-
(a) The outstanding balances to the PIDC and MELF as of March 26, 2011 include the interest that has been capitalized and added to the principal amount of the loan.

In addition, the Company entered into a letter agreement with the landlord of its bakery and office facilities to defer certain payments under these lease agreements until June 30, 2011.  Accordingly, it is estimated that on June 30, 2011 the Company will owe approximately $4.8 million in the aggregate under these lease obligations.  As reflected and described above, the Company anticipates it will not be able to meet these demands on its liquidity as of June 30, 2011. As a result, the Company evaluated various financial and strategic alternatives and entered into the Merger Agreement described above. There can be no assurance that the conditions to closing will be met (including a sufficient number of shares being tendered in the Offer), or that the closing of the Transactions will occur before June 30, 2011, or at all.

The Company enters into purchase commitments primarily related to the purchase of ingredients and packaging utilized in the ordinary course of business. The Company has made purchase commitments to procure ingredients and packaging totaling $51 million during 2011, $18 million during 2012 and $19 million during 2013.

In connection with evaluating various possible financial and strategic options as well as the bank amendment process, the Company has incurred approximately $1.7 million of expenses during the first quarter of fiscal 2011.  In addition, the Company has entered into agreements that will result in the reimbursement of additional costs incurred by certain parties of up to $1.0 million, of which $0.5 million has been recognized during the first quarter of fiscal 2011.

Operating Activities. The Company’s liquidity is materially dependent on its results of operations and ability to generate cash.   Net cash used for operating activities during fiscal 2011 was $5.7 million, compared to $4.8 million during the first quarter of fiscal 2010.  The increase in cash flow used in operations during 2011 primarily resulted from the reduction in accounts payable, accrued payroll and other current liabilities partially offset by lower costs associated with the optimization of the Philadelphia bakery during the first quarter of fiscal 2011.  The Company is in the process of attempting to mitigate the expected cash shortfall in 2011 through various initiatives, including an optimization process at the Navy Yard bakery and other cost saving initiatives including the restructuring of its corporate and bakery personnel.

Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of our commodities, the debt service payments on our outstanding debt and credit worthiness of our customers.  As described above, the Company’s projected cash flows from operations for 2011 are not expected to be sufficient to fund the amounts due on June 30, 2011.

Investing Activities.  Net cash used for investing activities during the first quarter of 2011 decreased to $0.4 million from $5.4 million during the first quarter of fiscal 2010.  The decrease was primarily due to the reduction in capital expenditures related to investments in the Company’s Navy Yard bakery and distribution facility.  Capital expenditures were $0.9 million during the first quarter of fiscal 2011, which were primarily related to capital improvements to equipment at the Philadelphia Navy Yard bakery.  Capital expenditures may not exceed $1.7 million through June 30, 2011, as required by the amended Bank Credit Facility.

Financing Activities.  Net cash generated from financing activities in the first quarter of fiscal 2011 decreased by $4.1 million to $6.1 million compared to the first quarter of fiscal 2010.  Borrowings and repayments, excluding capital leases, made during the first quarter of 2011 includes the following:

●	$3.5 million of borrowings in aggregate principal amounts through issuance of the 2011 Notes
●	$2.0 million of borrowings in aggregate principal amounts from the PIDC Credit Facility
●	$1.0 million of borrowings in aggregate principal amounts from the MELF Loan 3 (as defined below)
●	$0.7 million of repayments in aggregate principal amounts on the Bank Credit Facility

Under the terms of the Bank Amendment executed in January 2011, the Company is prohibited from paying dividends.  During the first quarter of fiscal 2010, the Company paid $0.4 million of dividends. The Company has incurred approximately $0.6 million of financing costs associated with the amendments of its Bank Credit Agreement and other agreements, of which $0.1 million was paid in April 2011 and $0.5 million will be paid no later than June 30, 2011.

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

As of March 26, 2011 and December 25, 2010, the Company had a restructuring liability for postemployment obligations totaling $0.1 million and $0.5 million, respectively.  The Company expects the remaining payments to be made in 2011 in connection with the restructuring program.

As of March 26, 2011, the Company had not incurred any material obligations related to one-time termination benefits, contract termination costs or other associated costs.

Credit and Leasing Arrangements

Leases for New Facilities at the Philadelphia Navy Yard

In May 2007, the Company entered into an agreement to relocate its Philadelphia operations to the Philadelphia Navy Yard.  The term of the bakery lease provides for a 26-year lease term, with renewal options for two additional 10 year terms, for a 345,500 square foot bakery, warehouse and distribution center located on approximately 25 acres.  Construction of the new bakery, warehouse and distribution center was completed and by July 2010 the Company was producing all of its product lines at this new bakery in the Philadelphia Navy Yard.  The term of the bakery lease commenced in October 2009, and provided for no rent payments in the first year of occupancy.  Rental payments increase from $3.5 million in the second year of occupancy to $7.2 million in the final year of the lease. The Company also entered into a 16-year agreement for $9.5 million in financing at a fixed rate of 8.54% to be used for leasehold improvements.  This agreement provided for no payments in the first year of occupancy and then requires monthly payments totaling $1.2 million annually over the remainder of the term.  The Company accounts for both agreements as a single unit of account and as an operating lease and recognizes rental expense associated with this operating lease on a straight-line basis over 26 years.

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

In connection with these agreements, the Company provided a $1.1 million letter of credit, which increased to $8.1 million in the beginning of 2009.  The outstanding amount of the letter of credit will be reduced starting in 2026 and will be eliminated by the end of the lease term.  As of March 26, 2011 and December 25, 2010, the outstanding letter of credit under this arrangement totaled $8.1 million.

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

In September 2007, the Company closed on the Bank Credit Facility and low-interest development loans provided in part by the MELF of the Department of Community and Economic Development of the Commonwealth of Pennsylvania and the Philadelphia Industrial Development Corporation (“PIDC”) to finance this investment and refinance the Company’s existing revolving credit facilities, as well as to provide for working capital needs.

Recent Creditor Agreements

On January 5, 2011, the Company announced that it obtained initial two week waiver agreements from several of its creditors, which waived certain defaults, including payments that were due and certain financial covenant compliance.

At the conclusion of the two-week waiver period, on January 14, 2011, the Company entered into arrangements with certain of the Company’s creditors, as follows: (i) a Seventh Amendment to the Company’s Bank Credit Facility (“Bank Amendment”); (ii) a Forbearance and Amendment Agreement with the PIDC which also included a new $2 million loan from PIDC; (iii) a letter agreement with the Machinery and Equipment Loan Fund (“MELF”) of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, along with a new $1 million loan from MELF; and (iv) a letter agreement with the Company’s landlords (“Liberty Property”) at the Philadelphia Navy Yard for its bakery and offices (each a “Creditor Amendment” and collectively, the “Creditor Amendments”).  Also on January 14, 2011, the Company issued $3.5 million of unsecured 12% promissory notes due December 31, 2011 to a group of accredited investors (“2011 Notes”).

The Creditor Amendments generally permit the Company to delay certain payments to the Banks, PIDC, MELF and Liberty Property until June 30, 2011.  The Creditor Amendments also generally provide that the creditor will waive certain specified defaults, but not any other defaults that may occur in the future that are not specifically waived in the Creditor Amendments (such that a default could occur under the Creditor Amendments prior to June 30, 2011).  In addition, the Bank Amendment, among other things, (i) changed the maturity date of the Bank Credit Facility to June 30, 2011; (ii) reduced the letter of credit limit to the aggregate amount of letters of credit currently outstanding, while not permitting the Company to issue new letters of credit or extend outstanding letters of credit; and (iii) set new financial covenants, a breach of which could cause a default to occur prior to June 30, 2011.   The Bank Amendment also required that the Company engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a sale of the Company before June 30, 2011 in an amount sufficient to pay all obligations of the Company under the Bank Credit Facility and all transaction costs.

Further details regarding the Creditor Amendments are provided below. However, the foregoing descriptions and the descriptions below of the Creditor Amendments do not purport to be complete and are qualified in their entirety by reference to the underlying agreements, which are filed as exhibits to the Company’s 2010 Form 10-K (see exhibits 10(ll), 10(mm), 10(nn), 10(pp), 10(qq), 10(tt), 10(uu), 10(vv) and 10(ww) thereto) and are incorporated herein by reference.

Bank Credit Facility
In September 2007, the Company entered into the Bank Credit Agreement, consisting of a $55.0 million fixed asset line of credit, a $35.0 million working capital revolver and a $10.0 million low-interest loan from the agent bank with the Commonwealth of Pennsylvania.  The Bank Credit Facility is secured by a blanket lien on the Company’s assets and contains various non-financial and financial covenants. Upon the Company recognizing its tight liquidity situation near the end of fiscal 2010 and its likely non-compliance with certain financial covenants, the Company approached the Banks who agreed to amendments to waive certain payment obligations and certain defaults for an initial two week period.  These payments included, without limitation, the payment of principal due January 1, 2011 under the Company’s Bank Credit Facility.

On January 14, 2011, the Company entered into arrangements with certain of  the Company’s creditors, including without limitations, the Waiver Agreement and Seventh Amendment to the Company’s September 6, 2007 Credit Agreement with the Banks (the “Bank Amendment”).  The Company will pay the Banks $0.5 million in connection with the Bank Amendment on June 30, 2011.  The terms of the Bank Credit Facility, as amended by the Bank Amendment, are summarized below.

The Bank Amendment provided that the Banks waive compliance with certain obligations under the Bank Credit Facility including, without limitation, the payment of principal that would otherwise constitute an Event of Default (“Specified Defaults”) from the effective date until the earlier of (i) June 30, 2011, (ii) the closing of any sale of all or substantially all of the assets or equity of the Company (“Sale”), or (iii) the occurrence of any Default or Event of Default under the Bank Credit Agreement other than a Specified Default (the “Waiver Period”).  Under the Bank Amendment, (a) the Company is not required to make payments of principal due under the Bank Credit Facility during the Waiver Period, (b) the Working Capital Line of Credit will remain at $35.0 million and will not be reduced during the Waiver Period, and (c) the Company shall not sell or issue equity interests or make any Restricted Payments, which includes a prohibition on the payment of dividends.  The Specified Defaults being waived are (1) any defaults in the payment of principal under the Bank Credit Agreement, (2) failure to satisfy as of December 25, 2010 certain financial covenants under the Bank Credit Agreement, (3) any Event of Default that arises as a result of a “going concern” qualification to the Company’s audited financial statements for the fiscal year ended December 25, 2010, and (4) any Event of Default that arises from the Company’s failure to make “minimum required contributions” to the Company’s ERISA Plans.

The Bank Amendment changed the maturity date of the Bank Credit Facility to the end of the Waiver Period and reduced the letter of credit limit to the aggregate amount of letters of credit currently outstanding, while not permitting the Company to issue new letters of credit or extend outstanding letters of credit.  The Bank Amendment also added new covenants, including, among others, (i) requiring that the Company engage in a process (pursuant to an agreed upon timeline with milestones) to consummate a Sale during the Waiver Period in an amount sufficient to pay all obligations of the Company under the Bank Credit Agreement and all transaction costs, and (ii) amending the financial covenants to now be as follows:

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

   (b)    Minimum Liquidity - Maintain on a consolidated basis Minimum Liquidity (as defined by the Bank Amendment) of:

(i)    $1.25 million as of the end of each week ended February 4, 2011 through the week ended February 18, 2011;

(ii)   $0.75 million as of the end of each week ended February 25, 2011 through the week ended April 8, 2011; and

(iii)  For the Budget Period reflected in the Q2 Budget, an amount to be agreed upon by the Company and the Lenders after receipt of the Q2 Budget.

(c)    Capital Expenditures - Not permit its Capital Expenditures (as defined in the Bank Agreement), excluding Capital Leases, to exceed $1.7 million during the Waiver Period.

(d)    Minimum Cumulative Gross Sales Test - Maintain on a consolidated basis cumulative Gross Sales of at least  the amount indicated for each period specified below:

Period	Cumulative Gross Sales	Reporting Date
Nine Weeks Ended February 26, 2011	$47.4 million	March 4, 2011
Thirteen Weeks Ended March 26, 2011	$72.3 million	April 1, 2011
Thirteen Weeks Ended April 30, 2011	$76.1 million	May 6, 2011
Thirteen Weeks Ended May 28, 2011	$79.7 million	June 30, 2011
Thirteen Weeks Ended June 25, 2011	$80.1 million	July 1, 2011

For the thirteen weeks ended March 26, 2011, the Company’s EBITDA, as defined under the Bank Credit Agreement, and cumulative gross sales were $6.4 million and $76.8 million, respectively.   The Company is currently projecting compliance with all financial and non-financial covenants through June 30, 2011.

The Bank Amendment also expands the definition of Event of Default (as defined by the Bank Amendment).  Subject to the waivers of the Specified Defaults, upon the occurrence and during the continuance of any Event of Default, Citizens and/or the Required Lenders may declare the outstanding loans and all other obligations under the Bank Agreement immediately due and payable.

The Bank Amendment also prohibits the Company from making certain payments during the Waiver Period to the Landlords, PIDC, MELF or the Note Holders (as defined below).  In addition, the Bank Amendment also provides that the applicable interest rates under the Bank Agreement will increase from and after December 31, 2010 to (i) 7.5% per annum for the Job Bank Loan, and (ii) the Daily LIBOR Rate (as defined in the Bank Agreement) plus 5.5% per annum for all other amounts borrowed under the Bank Credit Facility.  The Bank Amendment also requires the Company to pay an amendment fee of $0.5 million, which is payable by no later than June 30, 2011.

The Bank Amendment waived certain covenants as of December 25, 2010 in order to avoid an instance of non-compliance. Upon the occurrence and during the continuance of any Event of Default, other than the Specified Defaults, the outstanding loans and all other obligations under the Bank Credit Agreement may become immediately due and payable.

As of March 26, 2011 and December 25, 2010, the outstanding balances, excluding amendment fees and interest expense incurred, under the Bank Credit Facility were $81.7 million and $82.5 million, respectively.  As of March 26, 2011 and December 25, 2010, the Company had $2.5 million and $1.8 million of credit available under the Bank Credit Facility, respectively.

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

Following an initial two-week waiver period from the PIDC, on January 14, 2011, the Company entered into a Forbearance and Amendment Agreement (“PIDC Amendment”), which amended the Credit Agreement dated as of September 6, 2007, as amended, among the Company, as Borrower, its subsidiaries, as Guarantors, and PIDC as Lender , as amended (the “PIDC Agreement”).

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

The PIDC Agreement also contains customary events of default, including a cross-default to other agreements such as the Bank Agreement, the MELF Agreements and the Lease Agreements.  Upon the occurrence and during the continuance of any Event of Default, PIDC may declare the outstanding loan and all other obligations under the PIDC Agreement immediately due and payable.  The PIDC Agreement is also subject to the Intercreditor Agreement (as defined below).

As of March 26, 2011 and December 25, 2010, the outstanding balances under the PIDC Credit Facility, including interest accrued since January 14, 2011, was $14.2 million and $12.0 million, respectively.

Eighth Amendment to the Bank Credit Agreement and Second Amendment to the PIDC Agreement
On March 25, 2011 the Company entered into a Waiver, Consent and Eighth Amendment ("Eighth Amendment") to its Bank Credit Agreement among the Company and the Banks. In connection with this amendment, the Company paid a fee of $0.1 million to the Banks in April 2011, which will be recognized as interest expense through June 30, 2011. The Company also entered into a Waiver, Consent and Second Amendment to the PIDC Agreement (“PIDC Second Amendment”), which amended the Credit Agreement, dated as of September 6, 2007, as amended.  These amendments provide for the following:

●
Provided for an extension from 90 days to 105 days after the Company’s fiscal year end to provide audited financial statements prepared in accordance with Generally Accepted Accounting Principles and accompanied by a report and opinion of an independent certified public accountant;

●	Waived certain specified lien defaults caused by mechanics liens; and

●
Permitted the Company to enter into an agreement for the disposition of certain assets, specifically related to the sale of the accounts receivable balance from The Great Atlantic and Pacific Tea Company, Inc. (“Permitted A&P Disposition”), subject to certain limitations.

MELF
In September 2007, the Company entered into a 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 1”).  This loan bears interest at a fixed rate of 5.0% per annum and contains customary representations and warranties as well as customary affirmative and negative covenants similar to those in the Bank Credit Facility, as amended.  In September 2008, the Company entered into a second 10 year, $5.0 million Machinery and Equipment Loan Fund secured loan with the Commonwealth of Pennsylvania (“MELF Loan 2” and together with MELF Loan 1, the “Existing MELF Agreements”).  The terms and conditions of MELF Loan 2 are substantially the same as MELF Loan 1.

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

The Company also entered into a new Loan Agreement with MELF, dated as of January 14, 2011 (the “New MELF Agreement”).  The New MELF Agreement provides for a $1.0 million loan which is due February 1, 2021 (“MELF Loan 3”) that is secured by a second lien on certain of the Company’s equipment located at the plant in Oxford, Pennsylvania and a blanket lien on all of the Company’s other assets that is subordinated to the liens in favor of the Banks and PIDC, subject to the Intercreditor Agreement.  This new loan accrues interest at 4.25% per annum from and after January 14, 2011, with payments of interest and principal (using a 10-year amortization schedule) being due on the first day of each month commencing on July 1, 2011.  Interest accrued from January 14, 2011 until July 1, 2011 shall be capitalized and added to the principal to be paid during the term of the loan.  Upon an Event of Default under the New MELF Agreement, MELF may increase the interest rate to the greater of 12.5% per annum or the prime interest rate plus 2% per annum.  The New MELF Agreement has substantially the same terms as the Existing MELF Agreements.

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

As of March 26, 2011 and December 25, 2010, the aggregate outstanding balance under the MELF Agreements, including interest accrued since January 14, 2011, was $11.2 million and $10.0 million, respectively.

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

As of March 26, 2011, the outstanding balance under the 2011 Notes, excluding accrued interest, was $3.5 million.

Intercreditor Agreement
In September 2007, the Company entered into an intercreditor agreement, which governed the shared collateral positions for the loans under the Bank Credit Agreement, the PIDC Agreement and the MELF Loan 1, and subsequently MELF Loan 2, and which established the priorities and procedures that each lender had in enforcing the terms and conditions of each of their respective agreements.  In connection with the Bank Amendments, the New MELF Agreement, the new loan under the PIDC Amendment and the 2011 Notes, this Intercreditor Agreement was amended and restated as of January 14, 2011 (as amended and restated, the “Intercreditor Agreement”) to, among other things, make the Note Holders a party to and bound by the terms of the Intercreditor Agreement and reestablish the relative priority of the parties with respect to the shared collateral subject to the Intercreditor Agreement.  The Intercreditor Agreement permits the Banks and Citizens (as Agent) to have the initial responsibility to enforce the terms and conditions of the various loan agreements, subject to certain specific limitations, and allows the Banks to negotiate amendments and waivers on behalf of PIDC, MELF and the Note Holders, subject to the approval of each such lender.

As of March 26, 2011, the Company was in compliance with the various nonfinancial and financial covenants associated with the Bank Credit Agreement, the PIDC Agreement, the MELF Agreements and the 2011 Notes.

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

Included in the Company’s 2010 Form 10-K are the significant accounting policies of the Company, which are described in Note 1 to the consolidated financial statements, and the critical accounting estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards is included in Note 1 of the condensed consolidated financial statements included herein.  Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the first quarter of 2011 which had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

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

Because such forward-looking statements involve risks and uncertainties, various factors could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to the risks associated with the following:

●	the Company’s ability to remain a going concern, for which substantial doubt exists;
●	the completion of the Transaction;
●	the uncertainty regarding the adequacy of capital resources, including liquidity, and limited access to additional financing;
●
the June 30, 2011 expiration of the Credit Agreement with the Banks and the need to sell the Company or secure new financing by such expiration date, which sale or financing may not be available on satisfactory terms, or at all;

●	the costs and availability of capital to fund operations;
●	the success of marketing and sales strategies and new product development;
●	business interruption and an adverse impact on financial results while optimizing production at the new Navy Yard bakery;
●	an inability to achieve anticipated cost savings associated with the new Navy Yard bakery;
●	the availability and pricing of raw materials and the Company’s relationships with its suppliers;
●	general economic or business conditions nationally and in the Company’s primary markets;
●	the level of demand for the Company’s products;
●	the loss of customers;
●	the outcome of legal proceedings to which the Company is or may be a party;
●	customers that become insolvent or bankrupt or that change their buying patterns;
●	the Company’s relationships with its independent sales distributors;
●	the actions of competitors within the packaged food industry;
●	changes in consumer tastes or eating habits;
●	the success of business strategies implemented by the Company; and
●	the retention of key employees.

If any of our assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described in the Annual Report of the Company on Form 10-K for the fiscal year ended December 25, 2010, Part I, “Item 1A, Risk Factors and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.  There can be no assurance that the Transaction will be successful or that the projected cost savings from the new bakery will be achieved. The Company undertakes no obligation to publicly revise or update such forward-looking statements, except as required by law.  Readers are advised, however, to consult any further public disclosures by the Company (such as in the Company’s filings with the SEC or in Company press releases) on related subjects.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 26, 2011.  Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2011.

(b)    Changes in Internal Control over Financial Reporting

During the thirteen weeks ended March 26, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TASTY BAKING COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings

On April 21, 2011, a Verified Shareholder Derivative and Class Action Complaint was filed in Michelsen and Enochs v. Tasty Baking Company, et al., No. 11-04-02487, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (“the Michelsen Complaint”). The Michelsen Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries, LLC, a Georgia limited liability company and wholly-owned subsidiary of Flowers (“Flowers Bakeries”). The Michelsen Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Flowers and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty. The Michelsen Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement. The Michelsen Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Michelsen Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Michelsen Complaint lack merit, and will contest them vigorously.

On April 27, 2011, a Verified Shareholder Derivative and Class Action Complaint was filed in Paul F. Ringheiser III  v. Tasty Baking Company, et al., No. 110402927, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (the “Ringheiser Complaint”). The Ringheiser Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries.  The Ringheiser Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Flowers and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty.  The Ringheiser Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement.  The Ringheiser Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Ringheiser Complaint alleges additionally that the top-up option will have a dilutive effect on appraisal value.  The Ringheiser Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Ringheiser Complaint lack merit, and will contest them vigorously.

On April 29, 2011, a Verified Shareholder Derivative Complaint was filed in Joan Taylor v. Tasty Baking Company, et al., No. 110500004, pending in the Court of Common Pleas of Philadelphia County, Pennsylvania (the “Taylor Complaint”). The Taylor Complaint names as defendants the members of the Company’s Board of Directors, as well as the Company, Flowers and Flowers Bakeries.  The Taylor Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that the Company and Flowers Bakeries aided and abetted those alleged breaches of fiduciary duty.  The Taylor Complaint further alleges that the Company’s directors engaged in the waste of the Company’s assets by entering into the Merger Agreement.  The Taylor Complaint also alleges that the Offer and Merger between the Company and Flowers involves an unfair price, an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Taylor Complaint alleges additionally that the disclosures contained in the Company’s Schedule 14D-9 omit material information about the Offer and Merger.  The Taylor Complaint seeks rescission of the Merger Agreement and injunctive relief, including to enjoin the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the allegations of the Taylor Complaint lack merit, and will contest them vigorously.

With respect to each of the foregoing matters, there can be no assurance that the Company will be successful in the defense of such matters. The outcome of this litigation is uncertain and the Company cannot currently predict the manner and timing of the resolution of these claims, the likelihood of the issuance of an injunction preventing the consummation of the Offer or Merger, or an estimate of a range of possible losses or any minimum loss that could result in the event of an adverse judgment in these claims.

Item 1A.    Risk Factors

The Company’s 2010 Form 10-K includes a discussion of certain risks and uncertainties facing it, including those risk factors that could cause its actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q. The risk factor presented below replaces the risk factor in the 2010 Form 10-K under the heading “Litigation could adversely affect our financial and operational results,” and should be read in conjunction with the risk factors and information disclosed in the Company’s 2010 Form 10-K and this Quarterly Report on Form 10-Q. Solely for purposes of the risk factors in this Item 1A, the terms, “we,” “our,” and “us” refer to Tasty Baking Company and its subsidiaries.

Litigation could adversely affect our financial and operational results and the Transaction.

We are involved in certain legal and regulatory actions which have arisen in the ordinary course of our business. We are unable to predict the outcome of these matters, but do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations. However, if one or more of these matters were determined adversely to us, the ultimate liability arising therefrom could be material to our financial condition and results of operations. In addition, we may become subject to additional litigation at any time which could have a material adverse impact on us.

In addition to the ordinary course of business matters described above, we and our directors have become subject to several derivative and class action lawsuits as described in more detail in "Legal Proceedings" above. While we believe the allegations in the lawsuits are without merit, and are defending them vigorously, there can be no assurance that we will be successful in our defense. The absence of an injunction or court order prohibiting or preventing the consummation of the Offer or Merger is a condition to Flowers' obligation to complete the Offer or Merger. If Flowers does not close the Transaction or there is a material delay in closing, this would have a material adverse effect on us and, given our tight liquidity and additional fees incurred in connection with the Creditor Amendments and the Sale process, we could be required to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code. Moreover, we are required to indemnify our directors for their costs in defending these lawsuits, and these costs could have a material adverse effect on us.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Restricted Stock Grant
On March 1, 2011, the Company issued an aggregate of 45,000 shares of its unregistered restricted stock to two executive officers pursuant to awards granted by the Company under its Amended and Restated 2006 Long Term Incentive Plan.  The Company received no consideration for these awards of restricted stock.  The Company believes that these awards of restricted stock were not subject to the registration requirements of Section 5 of the Securities Act, as amended (the “Securities Act”), as the issuance without payment of any consideration therefore does not constitute a "sale" under Section 2(3) of the Securities Act (see also Release No. 33-6188 (1980)).  The Company believes this issuance in a limited offering to accredited investors would also otherwise be exempt from registration as a private placement under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Share Repurchases
The following table provides information regarding purchases made by the Company of its common stock during the first quarter of fiscal 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2010 – January 29, 2011		$-	-	-
January 30, 2011 – February 26, 2011		-	-	-
February 27, 2011 – March 26, 2011	27,439	2.73
Total	27,439	$2.73	-	-

(a)   Shares represent restricted shares surrendered by employees to satisfy tax obligations arising from the vesting of restricted shares.

Item 6.            Exhibits

(a)	Exhibits:

Exhibit	2(a)
Agreement and Plan of Merger, dated as of April 10, 2011 by and among Tasty Baking Company, Flowers Foods Inc. and Flowers Bakeries, LLC, is incorporated herein by reference to Form 8-K report of Company filed on April 11, 2011.

2(b)
Assignment and Assumption Agreement dated April 12, 2011 between Flowers Bakeries, LLC and Compass Merger Sub, Inc. is incorporated herein by reference to Exhibit (e)(2) to Schedule 14D-9, filed on or about April 21, 2011.

Exhibit	4(a)
Amendment No. 1 to Rights Agreement, dated as of April 10, 2011, by and between Tasty Baking Company and American Stock Transfer & Trust Company, LLC, is incorporated herein by reference to Exhibit 4.1 to Form 8-K report of Company, filed on or about April 14, 2011.

Exhibit	10(a)
Waiver Letter Agreement, dated as of December 31, 2010, by and between L/S Three Crescent Drive, LP and the Company, is incorporated herein by reference to Exhibit 10(v) to Form 10-K report of Company for fiscal 2010.

10(b)
Letter Agreement dated as of January 14, 2011, between L/S Three Crescent Drive, LP and the Company, is incorporated herein by reference to Exhibit 10(w) to Form 10-K report of Company for fiscal 2010.

10(c)
Waiver Letter Agreement, dated as of December 31, 2010, by and between L/S 26th Street South, LP and the Company, is incorporated herein by reference to Exhibit 10(cc) to Form 10-K report of Company for fiscal 2010.

	10(d)	Letter Agreement, dated as of January 14, 2011, between L/S 26th Street South, LP and the Company, is incorporated herein by reference to Exhibit 10(dd) to Form 10-K report of Company for fiscal 2010.

10(e)
Waiver Agreement and Sixth Amendment, effective as of December 31, 2010, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(ww) to Form 10-K report of Company for fiscal 2010.

10(f)
Waiver Agreement and Seventh Amendment, effective as of January 14, 2011, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(mm) to Form 10-K report of Company for fiscal 2010.

10(g)
Waiver, Consent and Eighth Amendment to Credit Agreement, dated as of March 25, 2011, among Tasty Baking Company and its subsidiaries, as Borrowers; Citizens Bank of Pennsylvania, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer; and Bank of America, N.A., Sovereign Bank, and Manufacturers and Traders Trust Company, each as a Lender, is incorporated herein by reference to Exhibit 10(nn) to Form 10-K report of Company for fiscal 2010.

10(h)
Waiver Letter Agreement, dated December 31, 2010, between PIDC Local Development Corporation, as Lender, and Tasty Baking Company, is incorporated herein by reference to Exhibit 10(pp) to Form 10-K report of Company for fiscal 2010.

10(i)
Forbearance and Amendment Agreement, dated as of January 14, 2011, to Credit Agreement, dated as of September 6, 2007, among Tasty Baking Company, as Borrower, the other Loan Parties thereto, and PIDC Local Development Corporation, as Lender, is incorporated herein by reference to Exhibit 10(qq) to Form 10-K report of Company for fiscal 2010.

10(j)
Letter Agreement, dated December 31, 2010, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development, is incorporated herein by reference to Exhibit 10(tt) to Form 10-K report of Company for fiscal 2010.

10(k)
Letter Agreement, dated January 13, 2011, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development, is incorporated herein by reference to Exhibit 10(uu) to Form 10-K report of Company for fiscal 2010.

	10(l)
Machinery and Equipment Loan Fund Agreement, dated as of January 14, 2011, between Tasty Baking Company and the Commonwealth of Pennsylvania acting by and through the Department of Community and Economic Development, is incorporated herein by reference to Exhibit 10(vv) to Form 10-K report of Company for fiscal 2010

	10(m)
Form of Promissory Note, dated as of January 14, 2011, between Tasty Baking Company and certain "accredited investors" is incorporated herein by reference to Exhibit 10(ww) to Form 10-K report of Company for fiscal 2010.

	10(n)
Waiver Consent and Second Amendment to Credit Agreement, dated as of March 25, 2011, between Tasty Baking Company and PIDC Local Development Corporation, is incorporated herein by reference to Exhibit 10(zz) to Form 10-K report of Company for fiscal 2010.

	10(o)
Form of Bonus Agreement, dated March 25, 2011, between Tasty and Messrs. Ridder and Weilheimer, is incorporated herein by reference to Exhibit (e)(18) to Schedule 14D-9, filed on or about April 21, 2011.

Exhibit	31(a)	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	31(b)	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	32	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TASTY BAKING COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASTY BAKING COMPANY
(Company)

May 6, 2011	/s/ Paul D. Ridder
(Date)	PAUL D. RIDDER
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and
Accounting Officer)